Form 10QSB
period 2000-12-31
SUN RIVER MINING INC
filed 2001-12-12
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
December 31, 2000                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization

P. O. Box 723, Evergreen, Colorado                     80437
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number: (720) 318-7339

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes             No  X
                                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         15,362,970 as of December 31, 2000

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                                    Balance Sheet
                                                     (Unaudited)

                                                                              December 31,              September 30,
                                                                                  2000                      2000
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                     $              2          $               2
   Prepaid Expenses                                                                                                   -
   Accounts Receivable - Del Cielo                                                     1,884                      1,884
                                                                            -----------------         ------------------
      Total current assets                                                             1,886                      1,886
                                                                            -----------------         ------------------

Fixed assets
   Office equpiment - (Net $2,946 depreciation for Dec.2000,                           1,040                      1,156
      and $2,062 for Sep. 1999.                                             -----------------         ------------------

      Total fixed assets                                                               1,040                      1,156
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                $          2,926          $           3,042
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                         $         69,220          $         101,238
   Accrued Expenses                                                                  331,500                    330,509
   Directors' Fee Payable                                                              8,683                      9,683
   Notes Payable                                                                     273,080                    234,003
                                                                            -----------------         ------------------
Total Current Liabilities                                                            682,483                    675,433
                                                                            -----------------         ------------------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for December,                          1,921,419                  1,921,419
   2000 and 15,362,970 shares issued and outstanding for
   September, 2000.
Deficit accumulated during the exploratory stage                                  (2,600,976)                (2,593,810)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                         (679,557)                  (672,391)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          2,926          $           3,042
                                                                            =================         ==================


                      The accompanying notes are an integral part of these financial statements.

                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                               Statement of Operations
                                                     (Unaudited)

                                                   Three Months Ended                 Feb. 25, 1997
                                                       December 31,                   (Inception) to
                                            -----------------------------------        December 31,
                                                 2000                1999                   2000
                                            ---------------     ---------------       -----------------

REVENUE                                     $            -      $            -        $              -

EXPENSES:
   Advertising                                           -                   -                  18,500
   Bank Charges                                          7                 136                   1,667
   Consulting                                            -              18,000                 878,939
   Depreciation                                        116                 192                   2,946
   Directors' Fees                                       -               5,378                  11,983
   Due Diligence                                         -                   -                  45,832
   Equipment Rental                                      -                   -                   1,733
   Interest                                          5,137                   -                  61,072
   Impairment loss                                       -                   -                 923,834
   Legal & Accounting                                1,531                   -                  85,271
   Licenses & Fees                                       -                   -                   6,220
   Meals & Entertainment                                 -                   -                   4,119
   Office Expenses                                       -                 328                  13,781
   Officer's Salaries                                    -              52,500                 380,750
   Postage & Shipping                                    -                   -                   3,217
   Printing                                              -                   -                   5,580
   Public Relations                                      -                 425                  85,505
   Rent                                                  -                 730                   8,058
   Taxes                                                 -                  53                   4,657
   Telephone                                             -                 557                  30,545
   Transfer Agent Expense                              375                 500                   7,871
   Travel                                                -                 185                  59,293
                                            ---------------     ---------------       -----------------

TOTAL EXPENSES                                       7,166              78,984               2,641,373

EXTRAORDINARY (GAIN)
   Forgiveness of Debt                                   -             (40,397)                (40,397)
                                            ---------------     ---------------       -----------------

NET (LOSS)                                  $       (7,166)     $      (38,587)       $     (2,600,976)
                                            ---------------     ---------------       -----------------



PER SHARE INFORMATION:

   Weighted average number of
     common shares outstanding                  15,362,970          15,260,124
                                            ---------------     ---------------

NET LOSS PER COMMON SHARE                         *                   *
                                            ===============     ===============

* Less than $.01


                      The accompanying notes are an integral part of these financial statements.

                                                   Sun River Mining, Inc.
                                                 (Exploration Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                            Three Months Ended             Feb. 25, 1997
                                                                               December 31,                (Inception) to
                                                                      -------------------------------       December 31,
                                                                         2000              1999                 2000
                                                                      ------------     --------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                             $     (7,166)     $     (38,587)     $     (2,600,976)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                               116                192                 2,946
   Forgiveness of Debt                                                          -            (40,397)              (40,397)
   Issuance of Common Stock for Services                                        -                  -               482,700
   Increase (Decrease) in Accounts Payable                                (15,163)            16,626                69,220
   Increase (Decrease) in Accrued Liabilities                              22,213             37,502               340,183
   Decrease (Increase) in Accounts Rec - Shareholders                           -                245                (1,884)
   Decrease (Increase) in Prepaid Expenses                                      -             (3,526)                    -
                                                                      ------------     --------------     -----------------
Net Cash Flows Used by Operations                                               -            (27,945)           (1,748,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixes Assets                                                  -                  -                (1,559)
                                                                      ------------     --------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                (1,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                                  -                  -               273,080
   Issuance of Common Stock                                                     -             27,000             1,476,689
                                                                      ------------     --------------     -----------------
Net Cash Flows Provided by Financing Activities                                 -             27,000             1,749,769

Net Increase (Decrease) in Cash                                                 -               (945)                    2
                                                                      ------------     --------------     -----------------

Cash and cash equivalents - Beginning of period                                 2              1,026                     -
                                                                      ------------     --------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         2      $          81      $              2
                                                                      ============     ==============     =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $         -      $           -      $              -
                                                                      ============     ==============     =================
      Income Taxes                                                    $         -      $           -      $              -
                                                                      ============     ==============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                      $         -      $      40,000               482,700
                                                                      ============     ==============     =================



                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                        December 31, 2000
                                                          (Unaudited)

                                                                                            Deficit
                                                                                            Accumulated
                                                           Common Stock                     During the
                                                  -----------------------------------       Exploration
                                                    # of Shares          Amount               Stage               Totals
                                                  ----------------   ----------------     ----------------     ---------------

Inception  - February 25, 1997                                  -    $             -      $             -      $            -

Issuance of stock for cash                                100,000                100                    -                 100
Issuance of stock for cash                                111,800            111,800                    -             111,800
Issuance of stock to Founders                             282,200                  -                    -                   -
Issuance of stock for Consolidation                     8,900,000            312,106                    -             312,106
Issuance of stock for cash                                 58,000             58,000                    -              58,000
Issuance of stock for cash                                 47,800             47,800                                   47,800
Net Loss                                                        -                  -             (193,973)           (193,973)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1997                            9,499,800            529,806             (193,973)            335,833
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for compensation                         30,000             30,000                    -              30,000
Issuance of stock for cash                              1,000,000            200,000                    -             200,000
Consolidation stock cancelled                          (1,200,000)           (50,000)                   -             (50,000)
Issuance of stock for cash                                  4,000              4,000                    -               4,000
Net Loss for year                                               -                  -             (799,451)           (799,451)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1998                            9,333,800            713,806             (993,424)           (279,618)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                424,670            159,367                    -             159,367
Issuance of stock for compensation                        800,000             40,000                    -              40,000
Issuance of stock for cash                                750,000            296,125                    -             296,125
Issuance of stock for compensation                        500,000            276,500                    -             276,500
Issuance of stock for cash                                150,000             70,313                    -              70,313
Issuance of stock for cash & services                     904,500            122,108                    -             122,108
Issuance of stock for compensation                      1,400,000            147,000                    -             147,000
Issuance of stock for compensation                        800,000             69,200                                   69,200
Net Loss for year                                                                              (1,482,017)         (1,482,017)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1999                           15,062,970          1,894,419           (2,475,441)           (581,022)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                300,000             27,000                    -              27,000
Net Loss for year                                               -                  -             (118,369)           (118,369)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 2000                           15,362,970          1,921,419           (2,593,810)           (672,391)
                                                  ----------------   ----------------     ----------------     ---------------

Net Loss for period                                             -                  -               (7,166)             (7,166)
                                                  ----------------   ----------------     ----------------     ---------------

Balance - December 31, 2000                            15,362,970         $1,921,419      $    (2,600,976)     $     (679,557)
                                                  ================   ================     ================     ===============



                           The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                December 31, 2000
                                   (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the three-months ended December 31, 2000 and 1999, and cash flows for the three-months ended December 31, 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended September 30, 2000 and accompanying footnotes thereto.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company had no revenues in the period in 2000 or 1999. The Company incurred operating expenses for the three month period of $7,166 in 2000 compared to $78,984 in the same period in 1999. The Company recorded a net operating loss of $(7,166) for the 2000 period as compared to ($38,587) for the same period in fiscal year 1999.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2000 fiscal quarter was less than ($0.01) compared to less than ($0.01) in the fiscal quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $2 and total assets of $2,926 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. The Company has current liabilities of $682,483 which exceed total assets by approximately $680,597.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended December 31, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: December 10, 2001

                                          SUN RIVER MINING, INC.



                                          by:/s/Stephen B. Doppler
                                          Stephen B. Doppler, President