Form 10QSB
period 2001-03-31
SUN RIVER MINING INC
filed 2001-12-12
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
March 31, 2001                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization


P. O. Box 723, Evergreen, Colorado                     80437
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

                         15,362,970 as of March 31, 2001

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                                    Balance Sheet
                                                     (Unaudited)

                                                                               March 31,                September 30,
                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                     $              2          $               2
   Prepaid Expenses                                                                                                   -
   Accounts Receivable - Del Cielo                                                     1,884                      1,884
                                                                            -----------------         ------------------
      Total current assets                                                             1,886                      1,886
                                                                            -----------------         ------------------

Fixed assets
   Office equipment - (Net $3,062 depreciation for March, 2001,                          924                      1,156
      and $2,446 for March. 2000.                                           -----------------         ------------------

      Total fixed assets                                                                 924                      1,156
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                $          2,810          $           3,042
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                         $         70,180          $         101,238
   Accrued Expenses                                                                  375,774                    330,509
   Directors' Fee Payable                                                              8,683                      9,683
   Notes Payable                                                                     234,109                    234,003
                                                                            -----------------         ------------------
Total Current Liabilities                                                            688,746                    675,433
                                                                            -----------------         ------------------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for December,                          1,921,419                  1,921,419
   2000 and 15,362,970 shares issued and outstanding for
   September, 2000.
Deficit accumulated during the exploratory stage                                  (2,607,355)                (2,593,810)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                         (685,936)                  (672,391)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          2,810          $           3,042
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

                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                               Statement of Operations
                                                     (Unaudited)

                                    Three-Months Ended              Six-Months Ended           Feb. 25, 1997
                                           March 31,                   March 31,               (Inception) to
                                 --------------------------     --------------------------     March 31,
                                    2001           2000            2001           2000           2001
                                 -----------    -----------     -----------    -----------    ------------

REVENUE                          $        -     $        -      $        -     $        -     $         -

EXPENSES:
   Advertising                            -              -               -              -          18,500
   Bank Charges                           -             63               7            199           1,667
   Consulting                             -          6,000               -         24,000         878,939
   Depreciation                         116            192             232            384           3,062
   Directors' Fees                        -              -               -          5,378          11,983
   Due Diligence                          -              -               -              -          45,832
   Equipment Rental                       -              -               -              -           1,733
   Interest                           5,137          5,389          10,274          5,389          66,209
   Impairment loss                        -              -               -              -         923,834
   Legal & Accounting                   751          4,906           2,282          4,906          86,022
   Licenses & Fees                        -              -               -              -           6,220
   Meals & Entertainment                  -              -               -              -           4,119
   Office Expenses                        -            402               -            730          13,781
   Officer's Salaries                     -         37,500               -         90,000         380,750
   Postage & Shipping                     -              -               -              -           3,217
   Printing                               -              -               -              -           5,580
   Public Relations                       -              -               -            425          85,505
   Rent                                   -              -               -            730           8,058
   Taxes                                  -              -               -             53           4,657
   Telephone                              -            536               -          1,093          30,545
   Transfer Agent Expense               375            345             750            845           8,246
   Travel                                 -            624               -            809          59,293
                                 -----------    -----------     -----------    -----------    ------------

TOTAL EXPENSES                        6,379         55,957          13,545        134,941       2,647,752

EXTRAORDINARY (GAIN)
   Forgiveness of Debt                    -        (40,397)              -        (40,397)        (40,397)
                                 -----------    -----------     -----------    -----------    ------------

NET (LOSS)                       $   (6,379)    $  (15,560)     $  (13,545)    $  (94,544)    $ (2,607,355)
                                 -----------    -----------     -----------    -----------    ------------



PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding   15,362,970     15,260,124      15,362,970     15,260,124
                                 -----------    -----------     -----------    -----------

NET LOSS PER COMMON SHARE            *              *               *              *
                                 ===========    ===========     ===========    ===========

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

                                                   Sun River Mining, Inc.
                                                 (Exploration Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                             Six-Months Ended              Feb. 25, 1997
                                                                                March 31,                 (Inception) to
                                                                      -------------------------------         March 31,
                                                                         2001               2000                2001
                                                                      ------------      -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                              $   (13,545)      $    (94,544)     $     (2,600,976)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                               116                384                 3,062
   Forgiveness of Debt                                                          -            (40,397)              (40,397)
   Issuance of Common Stock for Services                                        -                  -               482,700
   Increase (Decrease) in Accounts Payable                                (31,058)            16,626                70,180
   Increase (Decrease) in Accrued Liabilities                              44,265             37,502               375,774
   Decrease (Increase) in Accounts Rec - Shareholders                           -                  -                (1,884)
   Decrease (Increase) in Prepaid Expenses                                    222             52,405                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Used by Operations                                               -            (28,024)           (1,711,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixes Assets                                                  -                  -                (1,559)
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                (1,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                                  -                  -               236,413
   Issuance of Common Stock                                                     -             27,000             1,476,689
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                                 -             27,000             1,713,102

Net Increase (Decrease) in Cash                                                 -             (1,024)                    2
                                                                      ------------      -------------     -----------------

Cash and cash equivalents - Beginning of period                                 2              1,026                     -
                                                                      ------------      -------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         2       $          2      $              2
                                                                      ============      =============     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $         -       $          -      $              -
                                                                      ============      =============     =================
      Income Taxes                                                    $         -       $          -      $              -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                      $         -       $     40,000               482,700
                                                                      ============      =============     =================



                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                         March 31, 2001
                                                          (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                              Common Stock                  During the
                                                  -----------------------------------       Exploration
                                                    # of Shares          Amount                Stage               Totals
                                                  ----------------   ----------------     ----------------     ---------------

Inception  - February 25, 1997                                  -    $             -      $             -      $            -

Issuance of stock for cash                                100,000                100                    -                 100
Issuance of stock for cash                                111,800            111,800                    -             111,800
Issuance of stock to Founders                             282,200                  -                    -                   -
Issuance of stock for Consolidation                     8,900,000            312,106                    -             312,106
Issuance of stock for cash                                 58,000             58,000                    -              58,000
Issuance of stock for cash                                 47,800             47,800                                   47,800
Net Loss                                                        -                  -             (193,973)           (193,973)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1997                            9,499,800            529,806             (193,973)            335,833
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for compensation                         30,000             30,000                    -              30,000
Issuance of stock for cash                              1,000,000            200,000                    -             200,000
Consolidation stock cancelled                          (1,200,000)           (50,000)                   -             (50,000)
Issuance of stock for cash                                  4,000              4,000                    -               4,000
Net Loss for year                                               -                  -             (799,451)           (799,451)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1998                            9,333,800            713,806             (993,424)           (279,618)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                424,670            159,367                    -             159,367
Issuance of stock for compensation                        800,000             40,000                    -              40,000
Issuance of stock for cash                                750,000            296,125                    -             296,125
Issuance of stock for compensation                        500,000            276,500                    -             276,500
Issuance of stock for cash                                150,000             70,313                    -              70,313
Issuance of stock for cash & services                     904,500            122,108                    -             122,108
Issuance of stock for compensation                      1,400,000            147,000                    -             147,000
Issuance of stock for compensation                        800,000             69,200                                   69,200
Net Loss for year                                                                              (1,482,017)         (1,482,017)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1999                           15,062,970          1,894,419           (2,475,441)           (581,022)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                300,000             27,000                    -              27,000
Net Loss for year                                               -                  -             (118,369)           (118,369)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 2000                           15,362,970          1,921,419           (2,593,810)           (672,391)
                                                  ----------------   ----------------     ----------------     ---------------

Net Loss for period                                             -                  -              (13,545)            (13,545)
                                                  ----------------   ----------------     ----------------     ---------------

Balance - March 31, 2001                               15,362,970    $     1,921,419      $    (2,607,355)     $     (685,936)
                                                  ================   ================     ================     ===============




                           The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)



NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000, and the six-months ended March 31, 2001 and 2000, and cash flows for the six-months ended March 31, 2001. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD IN 2000

     The Company had no revenues in the period in 2001 or 2000. The Company incurred expenses of $6,379 in the period in 2001 compared to $55,957 in the same period in 2000. The Company had a net loss of ($6,379) in the quarter in 2000, after an extraordinary gain of $40,397 on forgiveness of debt. Loss per share was less than ($.01) per share in the period in 2001 and 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company had no revenues in the period in 2001 or 2000. The Company incurred operating expenses for the six month period of $13,545 in 2001 compared to $134,941 in the same six month period in 2000. The Company recorded a net operating loss of $(13,545) for the 2001 period as compared to ($94,544) including an extraordinary gain of $40,397 from forgiveness of debt for the same period in fiscal year 2000. The loss per share was less than $.01 in the period in 2001 and 2000.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter was less than ($.01) compared to less than ($.01) in the fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1,886 and $924 in fixed assets for total assets of $2,810 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At March 31, 2001, it had $1,884 in accounts receivable. The Company has current liabilities of $688,746 which exceed assets by approximately $688,746.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2001. (incorporated by reference)

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