Form 10QSB
period 2001-06-30
SUN RIVER MINING INC
filed 2001-12-14
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
June 30,  2001                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization

P. O. Box 723, Evergreen, Colorado                     80437
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

                                    Yes   X         No
                                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         15,362,970 as of June 30, 2001

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                               Consolidated Balance Sheets
                                                       (Unaudited)

                                                                                June 30,                September 30,
                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:
Current assets:

   Cash                                                                     $              2          $               2
   Prepaid Expenses                                                                                                   -
   Accounts Receivable - Del Cielo                                                     1,884                      1,884
                                                                            -----------------         ------------------
      Total current assets                                                             1,886                      1,886
                                                                            -----------------         ------------------

Fixed assets
   Office equipment - (Net $3,062 depreciation for March, 2001,                          924                      1,156
       and $2,446 for March, 2000)                                          -----------------         ------------------

      Total fixed assets                                                                 924                      1,156
                                                                            -----------------         ------------------
TOTAL ASSETS                                                                $          2,810          $           3,042
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                         $         70,180          $         101,238
   Accrued Expenses                                                                  375,774                    330,509
   Directors' Fee Payable                                                              8,683                      9,683
   Notes Payable                                                                     234,109                    234,003
                                                                            -----------------         ------------------
Total Current Liabilities                                                            688,746                    675,433
                                                                            -----------------         ------------------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for December,                          1,921,419                  1,921,419
   2000 and 15,362,970 shares issued and outstanding for
   September, 2000.
Deficit accumulated during the exploratory stage                                  (2,607,355)                (2,593,810)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                         (685,936)                  (672,391)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          2,810          $           3,042
                                                                            =================         ==================



                        The accompanying notes are an integral part of these financial statements.

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                         Consolidated Statements of Operations
                                                       (Unaudited)

                                                                                                 Feb. 25, 1997
                                    Three-Months Ended              Nine-Months Ended            (Inception) to
                                           June 30,                      June 30,                June 30,
                                 --------------------------     --------------------------
                                    2001           2000            2001           2000           2001
                                 -----------    -----------     -----------    -----------    ------------

REVENUE                          $        -     $        -      $        -     $        -     $         -

EXPENSES:
   Advertising                            -              -               -              -          18,500
   Bank Charges                           -             63               7            199           1,667
   Consulting                             -          6,000               -         24,000         878,939
   Depreciation                         116            192             348            384           3,062
   Directors' Fees                        -              -               -          5,378          11,983
   Due Diligence                          -              -               -              -          45,832
   Equipment Rental                       -              -               -              -           1,733
   Interest                           5,137          5,389          15,411         10,778          66,209
   Impairment loss                        -              -               -              -         923,834
   Legal & Accounting                 6,242          4,906           8,524          9,812          86,022
   Licenses & Fees                        -              -               -              -           6,220
   Meals & Entertainment                  -              -               -              -           4,119
   Office Expenses                        -              -               -            730          13,781
   Officer's Salaries                     -         37,500               -         90,000         380,750
   Postage & Shipping                     -              -               -              -           3,217
   Printing                               -              -               -              -           5,580
   Public Relations                       -              -               -            425          85,505
   Rent                                   -              -               -            730           8,058
   Taxes                                  -              -               -             53           4,657
   Telephone                              -            536               -          1,093          30,545
   Transfer Agent Expense               375            345           1,125            845           8,246
   Travel                                 -              -               -            809          59,293
                                 -----------    -----------     -----------    -----------    ------------

TOTAL EXPENSES                       11,870         54,931          25,415        145,236       2,647,752

EXTRAORDINARY (GAIN)
   Forgiveness of Debt                    -        (40,397)              -        (40,397)        (40,397)
                                 -----------    -----------     -----------    -----------    ------------
NET (LOSS)                       $  (11,870)    $  (14,534)     $  (25,415)    $ (104,839)    $ (2,607,355)
                                 -----------    -----------     -----------    -----------    ------------

PER SHARE INFORMATION:

   Weighted average number of
     common shares outstanding   15,362,970     15,260,124      15,362,970     15,260,124
                                 -----------    -----------     -----------    -----------

NET LOSS PER COMMON SHARE            *              *               *              *
                                 ===========    ===========     ===========    ===========

* Less than $.01



                         The accompanying notes are an integral part of these financial statements.

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                          Consolidated Statement of Cash Flows
                                                       (Unaudited)

                                                                                                           Feb. 25, 1997
                                                                            Nine-Months Ended              (Inception) to
                                                                                 June 30,                     June 30,
                                                                      -------------------------------
                                                                         2001               2000                2001
                                                                      ------------      -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                              $   (25,415)      $   (104,839)     $     (2,600,976)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                               348                384                 3,178
   Forgiveness of Debt                                                          -            (40,397)              (40,397)
   Issuance of Common Stock for Services                                        -                  -               482,700
   Increase (Decrease) in Accounts Payable                                (54,644)            47,347                46,594
   Increase (Decrease) in Accrued Liabilities                              77,827             17,043               417,913
   Decrease (Increase) in Accounts Rec - Shareholders                       1,884                  -                (1,884)
   Decrease (Increase) in Prepaid Expenses                                      -                  -                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Used by Operations                                               -            (80,462)           (1,692,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixed Assets                                                  -                  -                (1,559)
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                (1,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                                  -             53,383               217,744
   Issuance of Common Stock                                                     -             27,000             1,476,689
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                                 -             80,383             1,694,433

Net Increase (Decrease) in Cash                                                 -                (79)                    2
                                                                      ------------      -------------     -----------------

Cash and cash equivalents - Beginning of period                                 2                 81                     -
                                                                      ------------      -------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         2       $          2      $              2
                                                                      ============      =============     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $         -       $          -      $              -
                                                                      ============      =============     =================
      Income Taxes                                                    $         -       $          -      $              -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                      $         -       $     40,000               482,700
                                                                      ============      =============     =================


                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                          (Unaudited)
                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                                             Common Stock                   Exploration
                                                  -----------------------------------
                                                    # of Shares          Amount                Stage               Totals
                                                  ----------------   ----------------     ----------------     ---------------

Inception  - February 25, 1997                                  -             $    -               $    -              $    -
Issuance of stock for cash                                100,000                100                    -                 100
Issuance of stock for cash                                111,800            111,800                    -             111,800
Issuance of stock to Founders                             282,200                  -                    -                   -
Issuance of stock for Consolidation                     8,900,000            312,106                    -             312,106
Issuance of stock for cash                                 58,000             58,000                    -              58,000
Issuance of stock for cash                                 47,800             47,800                                   47,800
Net Loss                                                        -                  -            (193,973)           (193,973)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1997                            9,499,800            529,806            (193,973)             335,833
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for compensation                         30,000             30,000                    -              30,000
Issuance of stock for cash                              1,000,000            200,000                    -             200,000
Consolidation stock cancelled                         (1,200,000)           (50,000)                    -            (50,000)
Issuance of stock for cash                                  4,000              4,000                    -               4,000
Net Loss for year                                               -                  -            (799,451)           (799,451)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1998                            9,333,800            713,806            (993,424)           (279,618)
                                                  ----------------   ----------------     ----------------     ---------------
Issuance of stock for cash                                424,670            159,367                    -             159,367
Issuance of stock for compensation                        800,000             40,000                    -              40,000
Issuance of stock for cash                                750,000            296,125                    -             296,125
Issuance of stock for compensation                        500,000            276,500                    -             276,500
Issuance of stock for cash                                150,000             70,313                    -              70,313
Issuance of stock for cash & services                     904,500            122,108                    -             122,108
Issuance of stock for compensation                      1,400,000            147,000                    -             147,000
Issuance of stock for compensation                        800,000             69,200                                   69,200
Net Loss for year                                                                             (1,482,017)         (1,482,017)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1999                           15,062,970          1,894,419          (2,475,441)           (581,022)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                300,000             27,000                   -               27,000
Net Loss for year                                               -                  -            (118,369)           (118,369)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 2000                           15,362,970          1,921,419          (2,593,810)           (672,391)
                                                  ----------------   ----------------     ----------------     ---------------

Net Loss for period                                             -                  -             (13,545)            (13,545)
                                                  ----------------   ----------------     ----------------     ---------------

Balance - December 31, 2000                            15,362,970         $1,921,419         $(2,607,355)         $ (685,936)
                                                  ================   ================     ================     ===============


                           The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three-months ended June 30, 2001 and 2000, and the nine-months ended June 30, 2001 and 2000, and cash flows for the nine-months ended June 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.


     The Company incurred operating expenses for the three month period of $11,870 in 2001 compared to $54,931 in the same period in 2000. The Company recorded a net operating loss of $(11,870) for the 2001 period as compared to ($14,534) for the same period in fiscal year 2000. In the period in 2000 the Company had an extraordinary gain of $40,000 from the forgiveness of debt.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the fiscal quarter was less than ($.01) in 2001 and 2000.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company incurred operating expenses for the nine month period of $25,415 in 2001 compared to $145,236 in the same nine month period in 2000. The Company recorded a net operating loss of $(25,415) for the 2001 period as compared to ($104,839) for the same period in fiscal year 2000. In the period in 2000 the Company had an extraordinary gain of $40,000 from the forgiveness of debt.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the period was less than ($.01) in 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1,886 and $924 in fixed assets for total assets of $2,810 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2001, it had $1,884 in accounts receivable. The Company has current liabilities of $688,746 which exceed current assets by approximately $686,860.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2001. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: December 14, 2001

                                          SUN RIVER MINING, INC.



                                          by:/s/Stephen B. Doppler
                                          Stephen B. Doppler, President