Form 10QSB
period 2000-03-31
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
March 31, 2000                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization


P. O. Box 723, Evergreen, Colorado                     80437
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

                         15,362,970 as of March 31, 2000

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                                    Balance Sheet
                                                     (Unaudited)


                                                                               March 31,          September 30,
                                                                                  2000                 1999
                                                                            -----------------    -----------------
ASSETS:
Current assets:
   Cash                                                                     $             44     $          1,026
   Accounts Receivable - Del Cielo                                                     1,884                1,884
   Prepaid Expenses                                                                        -                  200
                                                                            -----------------    -----------------
      Total current assets                                                             1,928                3,110
                                                                            -----------------    -----------------

Fixed assets
   Office equpiment - (Net $384 depreciation for 2000,                                 1,540                1,924
     and $616 for 1999)                                                     -----------------    -----------------

      Total fixed assets                                                               1,540                1,924
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                $          3,468     $          5,034
                                                                            =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                         $         56,379     $         52,894
   Accrued Expenses                                                                  355,877              263,779
   Directors' Fee Payable                                                              8,683                6,683
   Notes Payable                                                                     231,095              262,700
                                                                            -----------------    -----------------
Total Current Liabilities                                                            652,034              586,056
                                                                            -----------------    -----------------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                                            -
Common Stock, no par value; 500,000,000 shares authorized;
  15,362,970 shares issued and outstanding at March 31,
  2000 and 15,062,970 shares issued and outstanding at                             1,921,419            1,894,419
   September 30, 1999.                                                                                          -
Deficit accumulated during the exploratory stage                                  (2,569,985)          (2,475,441)
                                                                            -----------------    -----------------
Total Stockholders' Deficit                                                         (648,566)            (581,022)
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          3,468     $          5,034
                                                                            =================    =================




                      The accompanying notes are an integral part of these financial statements.

                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                               Statement of Operations
                                                     (Unaudited)
                                  Three-Months Ended               Six-Months Ended           Feb. 25, 1997
                                      March 31,                       March 31,              (Inception) to
                               --------------------------     ---------------------------      March 31,
                                  2000           1999            2000           1999             2000
                               -----------    -----------     ------------   ------------    --------------

REVENUE                        $        -     $        -      $         -     $      $ -     $           -

EXPENSES:
   Bank Charges                        63             63              199            199             1,618
   Consulting                       6,000        190,363           24,000        380,726           878,939
   Depreciation                       192            308              384            616             2,446
   Directors' Fees                      -              -            5,378          3,883            17,361
   Due Diligence                        -         10,113                -         20,227            40,454
   Equipment Rental                     -              -                -              -             1,733
   Impairment loss                      -              -                -              -           923,834
   Legal & Accounting               4,906          5,201            4,906         10,402            79,105
   Licenses & Fees                      -              -                -              -             6,220
   Meals & Entertainment                -            193                -            193             4,119
   Office Expenses                    402          1,103              730          2,207            13,781
   Officer's Salaries              37,500         41,450           90,000         82,900           380,750
   Postage & Shipping                   -             45                -            125             3,217
   Printing                             -            800                -          1,400             5,580
   Public Relations                     -         21,270              425         42,540           104,005
   Rent                                 -          1,000              730          2,000             8,058
   Taxes                                -          1,500               53          3,000             4,657
   Telephone                          536          3,095            1,093          6,190            30,188
   Transfer Agent Expense             345            925              845          1,850             7,151
   Travel                             624          7,180              809         14,360            59,293
                               -----------    -----------     ------------   ------------    --------------
TOTAL OPERATING EXPENSES           50,568        284,609          129,552        572,818         2,572,509

OTHER INCOME (EXPENSE)
   Interest Expense                 5,389          5,502            5,389         11,004            37,873
   Forgiveness of Debt                  -              -          (40,397)             -           (40,397)
                               -----------    -----------     ------------   ------------    --------------

NET (LOSS)                     $  (55,957)    $ (290,111)     $  ( 94,544)    $ (583,822)    $  (2,569,985)
                               -----------    -----------     ------------   ------------    --------------


PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding 15,260,124     11,741,855       15,260,124     11,741,855
                               -----------    -----------     ------------   ------------

NET LOSS PER COMMON SHARE           *             *                *              *
                               -----------    -----------     ------------   ------------

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

                                                   Sun River Mining, Inc.
                                                 (Exploration Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                                                           Feb. 25, 1997
                                                                             Six-Months Ended              (Inception) to
                                                                                March 31,                    March 31,
                                                                     ---------------------------------
                                                                         2000               1999                2000
                                                                     --------------     --------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                             $    ( 94,544)     $    (583,822)     $    (2,569,985)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                384                616                2,446
   Issuance of Common Stock for Services                                         -                  -               70,000
   Increase (Decrease) in Accounts Payable                                   9,406            121,538               56,379
   Increase (Decrease) in Accrued Liabilities                               94,098            132,985)             364,560
   (Increase) Decrease Accounts Receivable                                       -             (2,129)              (1,884)
   Decrease (Increase) in Prepaid Expenses                                     200              5,778                    -
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                                 9,544           (325,034)          (2,078,484)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of Fixed Assets                                                   -                  -               (3,986)
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Investing Activities                                  -                  -               (3,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Notes Payable                                              (37,526)           (10,674)                   -
   Proceeds from Notes Payable                                                   -             11,700              231,095
   Issuance of Common Stock                                                 27,000            301,711            1,851,419
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                            (10,526)           302,737            2,082,514

Net Increase (Decrease) in Cash                                               (982)           (22,297)                  44
                                                                     --------------     --------------    -----------------

Cash and cash equivalents - Beginning of period                              1,026             23,323                    -
                                                                     --------------     --------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $          44      $       1,026      $            44
                                                                     ==============     ==============    =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                       $       5,389      $      11,004      $        37,873
                                                                     ==============     ==============    =================
      Income Taxes                                                   $           -      $           -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                     $           -      $      40,000      $        70,000
                                                                     ==============     ==============    =================




                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                         March 31, 2000
                                                          (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                                           Common Stock                     Exploration
                                                  -----------------------------------
                                                    # of Shares          Amount                Stage               Totals
                                                  ----------------   ----------------     ----------------     ---------------

Inception  - February 25, 1997                                  -    $             -      $             -      $            -

Issuance of stock for cash                                100,000                100                    -                 100
Issuance of stock for cash                                111,800            111,800                    -             111,800
Issuance of stock to Founders                             282,200                  -                    -                   -
Issuance of stock for Consolidation                     8,900,000            312,106                    -             312,106
Issuance of stock for cash                                 58,000             58,000                    -              58,000
Issuance of stock for cash                                 47,800             47,800                                   47,800
Net Loss                                                        -                  -             (193,973)           (193,973)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1997                            9,499,800            529,806             (193,973)            335,833
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for compensation                         30,000             30,000                    -              30,000
Issuance of stock for cash                              1,000,000            200,000                    -             200,000
Consolidation stock cancelled                          (1,200,000)           (50,000)                   -             (50,000)
Issuance of stock for cash                                  4,000              4,000                    -               4,000
Net Loss for year                                               -                  -             (799,451)           (799,451)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1998                            9,333,800            713,806             (993,424)           (279,618)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                424,670            159,367                    -             159,367
Issuance of stock for compensation                        800,000             40,000                    -              40,000
Issuance of stock for cash                                750,000            296,125                    -             296,125
Issuance of stock for compensation                        500,000            276,500                    -             276,500
Issuance of stock for cash                                150,000             70,313                    -              70,313
Issuance of stock for cash & services                     904,500            122,108                    -             122,108
Issuance of stock for compensation                      1,400,000            147,000                    -             147,000
Issuance of stock for compensation                        800,000             69,200                                   69,200
Net Loss for year                                                                              (1,482,017)         (1,482,017)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1999                           15,062,970          1,894,419           (2,475,441)           (581,022)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                300,000             27,000                    -              27,000
Net Loss for period                                                                              ( 94,544)           ( 94,544)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - March 31, 2000                               15,362,970    $     1,921,419      $    (2,569,985)     $     (648,566)
                                                  ================   ================     ================     ===============





                           The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three-months and six-months ended March 31, 2000 and 1999, and cash flows for the six-months ended March 31, 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 1999, and the reader is cautioned to review the Audited Financial Statements for the year ended September 30, 1999 and accompanying footnotes thereto.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO SAME PERIOD IN 1999

     The Company had no revenues in the period in 2000 or 1999. The Company incurred expenses of $50,568 in the period in 2000 compared to $284,609 in the same period in 1999. The Company had a net loss of ($55,957) in the quarter in 2000 and a net loss of ($290,111) in the quarter in 1999. Loss per share was less than ($.01) per share in the period in 2000 and 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company had no revenues in the period in 2000 or 1999. The Company incurred operating expenses for the six month period of $129,552 in 2000 compared to $572,818 in the same six month period in 1999. The Company recorded a net operating loss of $($94,544) including an extraordinary gain of $40,397 from forgiveness of debt in the six month period in 2000 as compared to $(583,822) for the same period in fiscal year 1999. The loss per share was less than $.01 in the period in 2000 and 1999.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1,928 and $1,540 in fixed assets for total assets of $3,468 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At March 31, 2000, it had $1,884 in accounts receivable. The Company has current liabilities of $652,034 which exceed assets by approximately $648,566.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: January 14, 2002

                                          SUN RIVER MINING, INC.



                                          by:/s/Stephen B. Doppler
                                          Stephen B. Doppler, President