Form 10QSB
period 2000-06-30
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
June 30,  2000                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization

P. O. Box 723, Evergreen, Colorado                     80437
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

                         15,362,970 as of June 30, 2000

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                               Consolidated Balance Sheets
                                                       (Unaudited)

                                                                                     June 30,               September 30,
                                                                                       2000                     1999
                                                                                 -----------------        ------------------
ASSETS:
Current assets:
   Cash                                                                          $             23         $           1,026
   Accounts Receivable - Del Cielo                                                          1,884                     1,884
   Prepaid Expenses                                                                             -                       200
                                                                                 -----------------        ------------------
      Total current assets                                                                  1,907                     3,110
                                                                                 -----------------        ------------------

Fixed assets
   Office equpiment - (Net) $576 depreciation for 2000 and $924 for 1999                    1,348                     1,924
                                                                                 -----------------        ------------------
      Total fixed assets                                                                    1,348                     1,924
                                                                                 -----------------        ------------------

TOTAL ASSETS                                                                     $          3,255         $           5,034
                                                                                 =================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                              $         58,920         $          52,894
   Accrued Expenses                                                                       407,589                   263,779
   Directors' Fee Payable                                                                   8,683                     6,683
   Notes Payable                                                                          232,833                   262,700
                                                                                 -----------------        ------------------
Total Current Liabilities                                                                 708,025                   586,056
                                                                                 -----------------        ------------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 Per share; 50,000,000                                          -                         -
 shares authorized; no shares issued and outstanding
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding at June 30, 2000,                           1,921,419                 1,894,419
   and 15,062,970 shares issued and outstanding at
    September 30, 1999.
Deficit accumulated during the exploratory stage                                       (2,626,189)               (2,475,441)
                                                                                 -----------------        ------------------
Total Stockholders' Deficit                                                              (704,770)                 (581,022)
                                                                                 -----------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $          3,255         $           5,034
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

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                         Consolidated Statements of Operations
                                                       (Unaudited)

                                    Three-Months Ended              Nine-Months Ended         Feb. 25, 1997
                                         June 30,                       June 30,              (Inception) to
                                 --------------------------     --------------------------     June 30,
                                    2000           1999            2000           1999           2000
                                 -----------    -----------     -----------    -----------    ------------

REVENUE                          $        -      $       -       $       -      $       -      $        -

EXPENSES:
   Bank Charges                           -             63             199            262           1,618
   Consulting                         6,000        190,363          30,000        571,089         884,939
   Depreciation                         192            308             576            924           2,638
   Directors' Fees                        -              -           5,378          3,883          17,361
   Due Diligence                          -         10,113               -         30,339          40,454
   Equipment Rental                       -              -               -              -           1,733
   Impairment loss                        -              -               -              -         923,834
   Legal & Accounting                 6,242          5,201          11,148         15,603          85,347
   Licenses & Fees                        -              -               -              -           6,220
   Meals & Entertainment                  -              -               -            193           4,119
   Office Expenses                        -          1,103             730          3,310          13,781
   Officer's Salaries                37,500         41,450         127,500        124,350         418,250
   Postage & Shipping                     -             50               -            175           3,217
   Printing                               -            750               -          2,150           5,580
   Public Relations                       -         21,270             425         63,810         104,005
   Rent                                   -          1,000             730          3,000           8,058
   Taxes                                  -          1,500              53          4,500           4,657
   Telephone                            536          3,000           1,629          9,190          30,724
   Transfer Agent Expense               345            925           1,190          2,775           7,496
   Travel                                 -          6,500             809         20,860          59,293
                                 -----------    -----------     -----------    -----------    ------------
TOTAL OPERATING EXPENSES             50,815        283,596         180,367        856,413       2,623,324

OTHER INCOME AND EXPENSES
   Interest                           5,389          5,389          10,778         16,393          43,262
   Forgiveness of Debt                    -              -         (40,397)             -         (40,397)
                                 -----------    -----------     -----------    -----------    ------------

NET (LOSS)                       $  (56,204)     $(288,985)      $(150,748)     $(872,806)    $ (2,626,189)
                                 -----------    -----------     -----------    -----------    ------------



PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding   15,260,124     11,741,855      15,260,124     11,741,855
                                 -----------    -----------     -----------    -----------

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

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                          Consolidated Statement of Cash Flows
                                                       (Unaudited)

                                                                                                           Feb. 25, 1997
                                                                            Nine-Months Ended              (Inception) to
                                                                               June 30,                       June 30,
                                                                    ----------------------------------
                                                                         2000               1999                2000
                                                                    ---------------     --------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                            $     (150,748)     $    (872,806)   $      (2,626,189)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                384                924                2,638
   Issuance of Common Stock for Services                                         -              8,000              562,700
   Increase (Decrease) in Accounts Payable                                   6,218            114,667               58,920
   Increase (Decrease) in Accrued Liabilities                              145,810            185,774              416,272
   Decrease (Increase) in Accounts Rec - Shareholders                            -             (2,129)               1,884
   Decrease (Increase) in Prepaid Expenses                                     200              9,341                    -
                                                                    ---------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                                 1,864           (556,229)          (1,583,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixed Assets                                                   -                  -               (3,986)
                                                                    ---------------     --------------    -----------------
Net Cash Flows Provided by Investing Activities                                  -                  -               (3,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Notes Payable                                              (29,867)           (42,675)                   -
   Proceeds from Notes Payable                                                   -             89,586              232,833
   Issuance of Common Stock                                                 27,000            487,021            1,354,951
                                                                    ---------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                             (2,867)           533,932            1,587,784

Net Increase (Decrease) in Cash                                             (1,003)           (22,297)                  23
                                                                    ---------------     --------------    -----------------

Cash and cash equivalents - Beginning of period                              1,026             23,323                    -
                                                                    ---------------     --------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $           23      $       1,026     $             23
                                                                    ===============     ==============    =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                      $       10,778      $      16,393     $         43,619
                                                                    ===============     ==============    =================
      Income Taxes                                                  $            -      $           -
                                                                    ===============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                    $            -      $      40,000     $        562,700
                                                                    ===============     ==============    =================

                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                          (Unaudited)
                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                                           Common Stock                     Exploration
                                                  -----------------------------------
                                                    # of Shares          Amount                Stage               Totals
                                                  ----------------   ----------------     ----------------     ---------------

Inception  - February 25, 1997                                  -     $            -      $             -      $            -

Issuance of stock for cash                                100,000                100                    -                 100
Issuance of stock for cash                                111,800            111,800                    -             111,800
Issuance of stock to Founders                             282,200                  -                    -                   -
Issuance of stock for Consolidation                     8,900,000            312,106                    -             312,106
Issuance of stock for cash                                 58,000             58,000                    -              58,000
Issuance of stock for cash                                 47,800             47,800                                   47,800
Net Loss                                                        -                  -             (193,973)           (193,973)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1997                            9,499,800            529,806             (193,973)            335,833
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for compensation                         30,000             30,000                    -              30,000
Issuance of stock for cash                              1,000,000            200,000                    -             200,000
Consolidation stock cancelled                          (1,200,000)           (50,000)                   -             (50,000)
Issuance of stock for cash                                  4,000              4,000                    -               4,000
Net Loss for year                                               -                  -             (799,451)           (799,451)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1998                            9,333,800            713,806             (993,424)           (279,618)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                424,670            159,367                    -             159,367
Issuance of stock for compensation                        800,000             40,000                    -              40,000
Issuance of stock for cash                                750,000            296,125                    -             296,125
Issuance of stock for compensation                        500,000            276,500                    -             276,500
Issuance of stock for cash                                150,000             70,313                    -              70,313
Issuance of stock for cash & services                     904,500            122,108                    -             122,108
Issuance of stock for compensation                      1,400,000            147,000                    -             147,000
Issuance of stock for compensation                        800,000             69,200                                   69,200
Net Loss for year                                                                              (1,482,017)         (1,482,017)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1999                           15,062,970          1,894,419           (2,475,441)           (581,022)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                300,000             27,000                    -              27,000
Net Loss for period                                             -                  -             (150,748)           (150,748)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - June 30, 2000                                15,362,970     $    1,921,419      $    (2,626,189)     $   $ (704,770)
                                                  ================   ================     ================     ===============



                           The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three-months and the nine-months ended June 30, 2000 and 1999, and cash flows for the nine-months ended June 30, 2000. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.


     The Company incurred operating expenses for the three month period of $50,815 in 2000 compared to $283,596 in the same period in 1999. The Company recorded a net operating loss of $(56,204) for the 2000 period as compared to ($288,985) for the same period in fiscal year 1999.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the fiscal quarter was less than ($.01) in 2000 and 1999.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company incurred operating expenses for the nine month period of $180,367 in 2000 compared to $856,413 in the same nine month period in 1999. The Company recorded a net operating loss of $(150,748) for the 2000 period as compared to ($872,806) for the same period in fiscal year 1999. In the period in 2000 the Company had an extraordinary gain of $40,397 from the forgiveness of debt.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the period was less than ($.01) in 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1,907 and $1,348 in fixed assets for total assets of $3,255 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2000, it had $1,884 in accounts receivable. The Company has current liabilities of $708,025 which exceed current assets by approximately $704,770.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2000. (incorporated by reference)

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