Form 10KSB
period 2000-09-30
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2000
                        Commission file number: 000-29621

                             SUN RIVER MINING, INC.
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-1384159
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

P. O. Box 723, Evergreen, Colorado                     80437
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number: (720) 318-7339

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes  X        No
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000: $1,405,596 (based on closing price September 29, 2000 of $.14)

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2000: 15,362,970

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         4
     Item 2.   Description of Property                                        23
     Item 3.   Legal Proceedings                                              23
     Item 4.   Submission of Matters to a Vote of Security Holders            23


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       23
     Item 6.   Management's Discussion and Analysis or Plan of Operation      24
     Item 7.   Financial Statements                                           25
     Item 8. Changes in and Disagreements With Accountants on Accounting 25 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              26
     Item 10.  Executive Compensation                                         28
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 30
     Item 12.  Certain Relationships and Related Transactions                 31
     Item 13.  Exhibits and Reports on Form 8-K                               31


SIGNATURES                                                                    33

                                     PART I


Item 1.  Description of Business.
         ------------------------

General
-------

         Sun River Mining Inc. ("Sun River", the "Company" or the "issuer") is a Colorado corporation incorporated on February 25, 1997 to assume control of two subsidiaries, Grupo Inversor Rio Del Sol S.A. ("Rio Del Sol"), and North Bolivian Investment S.A. ("NBI"), respectively 99.6% and 99.9924% then owned by Sun River. Rio Del Sol and NBI were both Bolivian corporations. Neither Sun River nor the subsidiaries had any operational history or engaged in significant business operations, and have not generated revenues since inception. Sun River and the Bolivian Subsidiaries are herein referred to collectively as "the Sun River Group".

         The Company has terminated in the prior fiscal year all attempts at mineral exploration and any intended mining of prospects, and has abandoned all mineral prospects.

         The Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

        At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

        It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

        Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

        It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

        The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

        1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

        2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

        3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

        To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

        It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

        It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

        The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

        1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

        2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

        3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

        4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

        5. The extent to which the business opportunity can be advanced;

        6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

        7.  Strength  and  diversity  of  existing  management,   or  management
prospects that are scheduled for recruitment;

        8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

        9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

        In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

        No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

        The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

        Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

        As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

        It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition
-------------------

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

        It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

        The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

        As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

        It  is  anticipated  that  the   investigation   of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

        In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation
-------------------------------------------

        The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

        Any securities which the Company might acquire in exchange for its common stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

        An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition
-----------

        The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders
------------------------------------

        The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Colorado law.

No Target Candidates for Acquisition
------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
----------------------

         The Company currently maintains a mailing address at P. O. Box 723, Evergreen, Colorado 80437. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees
---------

        The Company is a development stage company and currently has no salaried employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, and the company has adopted a resolution and policy which precludes payment of any compensation or finder's fees to officers or directors. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors
------------

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

        It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

       In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4.Lack of Operating History. The Company was formed in 1997 and has had an unsuccessful operating history. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful.

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

        Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

        In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only two (2) individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. The Colorado Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. The Colorado Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Item 2.           Property
------------------------------

         The Company does not have any formal offices at year end. Records are maintained and mail received at P. O. Box 723, Evergreen, Colorado 80437. The Company owns no real property.

Item 3.           Legal Proceedings
-----------------------------------

        The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at September 30, 2000.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

        No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

         The range of high and low trade quotations for the Company's common stock on the OTCBB (1999 to March 2000) and/or Pink Sheets (FY 2000 after March
2000) for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

2000                                   HIGH                        LOW
First Quarter                          $.10                       $.03
Second Quarter                         $.21                       $.03
Third Quarter                          $.18                       $.01
Fourth Quarter                         $.03                       $.01

1999
First Quarter                          $.75                       $.1562
Second Quarter                         $.2969                     $.0469
Third Quarter                          $.1562                     $.0469
Fourth Quarter                         $.0938                     $.0312


         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of September 30, 2000, there were 69 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

        No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended September 30, 2000. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

        Results of Operations for the fiscal year ended September 30, 2000, compared to fiscal year ended September 30, 1999
--------------------------------------------------------------------------------

         The Company incurred expenses totalling $140,728 in 2000 compared to $1,460,010 in 1999 in the fiscal year. The Company accrued $90,000 in compensation to Officers for services and the Company incurred legal and accounting expenses of $14,717 and consulting expenses of $24,000. Other miscellaneous expenses in the fiscal year totalled $12,011. In the 1999 fiscal year, the Company incurred $761,451 in consulting expenses, $40,454 in "due diligence" costs, impairment loss of $298,150 from write off of exploration prospect investment, $165,750 for officers compensation, and $103,580 for public relations expenses. The Company had no operations or revenues in 2000 or 1999. The net loss for 2000 was ($118,369) and for 1999 was ($1,482,017). The net loss per share was ($.01) in 2000 and ($.13) in 1999. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1997 the company has accumulated deficits totalling ($2,593,810) to September 30, 2000.

     Liquidity & Capital Resources
     -----------------------------

         The Company had nominal cash at year end and no other capital resources. The Company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private placement of stock, none of which has been arranged.

Item 7.           Financial Statements and Supplementary Data
-------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

        Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1997 as auditors for the Company for fiscal year 1997 and thereafter.

        In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

        The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

        The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------

         The director and executive officers currently serving the Company are as follows:

NAME                    POSITION HELD               TENURE

Randy A. McCall         President & Director        Director since inception

        The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

        The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

         RANDY A. MCCALL, age 50, has been on the Board of Directors of Sun River Mining, Inc. since the inception of the Company and was appointed President in March 1997. He held the office of President until the appointment of Steven R. Davis in March 1999. In May 1999, Mr. McCall assumed the positions of CFO, Corporate Secretary, and Treasurer. In March 2000, he assumed position of President of the Company again, when Steven R. Davis resigned. Mr. McCall resigned as President on August 2, 2001 when Stephen B. Doppler was appointed President. Mr. McCall is currently a Director only. Mr. McCall is a Certified Public Accountant with over 25 years of senior financial management experience. Prior to joining the Company, Mr. McCall was an independent consultant providing tax, accounting, and managerial services. From 1972 to 1993 he has held positions as the president of a public accounting firm and as the Chief
Executive Officer, Chief Financial Officer and/or Chairman of the Board of telecommunications and marketing companies including Com-net, Inc., American Buyers Network, Inc., and Voice Interactive Processing, Inc. Mr. McCall has been employed since November 1998 by Region III Behavioral Health Services as Fiscal Director.

         Management will devote part time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

        None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

        It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

Conflicts of Interest

        Members of the Company's management maybe associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

        The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

        The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

        There can be no assurance that management will resolve all conflicts of interest in favor of the Company.


Item 10.          Executive Compensation
---------------------------------------------

         The Company accrued $145,750 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

        The Company does not have any employee incentive stock option plans.

        There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                              Annual Compensation                          Awards
Name & Principal                 Year      Salary      Bonus        Other         Restricted       Securities
Position                                   ($)         ($)          Annual        Stock            Underlying
                                                                    Comp-         Award(s)         Options/SARS
                                                                    ensation      ($)              (#)
                                                                    ($)
-------------------------------------------------------------------------------------------------------------------
Randy A. McCall,                 1999      $60,000*    0            0             0                0
President                        2000      0           0            0             0                0

Steven R. Davis (1)              1999      $0          0            0             0                300,000
                                 2000      $112,390    0            0             0                0

* accrued, but not paid
(1) resigned March 2000

                                              Directors' Compensation

Name                             Annual        Meeting        Consulting           Number          Number of
                                 Retainer      Fees ($)       Fees/Other           of Shares       Securities
                                 Fee($)                       Fees ($)             (#)             Underlying
                                                                                                   Options SARS
                                                                                                   (#)
-----------------------------------------------------------------------------------------------------------------
A. Director               1999   0             0              0                    0               0
   Randy A. McCall        2000   0             0              0                    0               0

B. Director               1999   0             0              0                    0               0
   Steven R. Davis (1)    2000   0             0              0                    0               0

* Accrued but unpaid
(1) resigned March 2000

        Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                                              Option/SAR Grants Table
Name                     Number of Securities          % of Total                     Exercise         Expiration
                         Underlying                    Options/SARs                   or Price         Date
                         Options/SARs                  Granted to Employees           ($/Sh)
                         Granted (#) in Fiscal Year
-------------------------------------------------------------------------------------------------------------------
Steven R. Davis          300,000                       100%                           $.10/Sh          Apr - Sept.
(Former President)                                                                                     2004


                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
---------------------------------------------------------------------------------------------------------------------
Steven R. Davis (1)         0                 0               300,000 Shares Exercisable    0
Randy A. McCall             400,000 (1999)    $24,000         0                             0
Sam Del Cielo(1)            400,000 (1999)    $24,000         0                             0
--------------------------- ----------------- --------------  ----------------------------  ----------------------------

(1) Former officer and director, now resigned.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

         The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
Randy McCall
President and Director
1909 "P" Street
Ord, NE 68862                         1,580,000                  9.66%

Paul Enright
7391 Grant Ranch Rd., #1312
Littleton, CO 80123                   1,900,000                  11.61%

K. Mark Skow
P.O. Box 3614
Carefree, AZ 85377                    1,843,000                  11.27%

All directors and executive
officers as a group (1 persons)       1,580,000                  9.66%

Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12.       Certain Relationships and Related Transactions
---------------------------------------------------------------

         No related party transactions have occurred in the fiscal years 1999 or 2000.

         No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

         Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          None

     2.   Exhibits:
          None

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #000-29621


3.2               Bylaws                              Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G # 000-29621

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 14, 2002


                                          SUN RIVER MINING, INC.
                                          ---------------------

                                          By:/s/Stephen B. Doppler
                                          ---------------------------------
                                          President and Chairman

                                          /s/Stephen W. Weathers
                                          ---------------------------------
                                          Secretary


                                          DIRECTORS:

                                          /s/Randy McCall
                                          ---------------------------------
                                          Director

                                          /s/Thomas Anderson
                                          ---------------------------------
                                          Director

                             SUN RIVER MINING, INC.
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               September 30, 2000

                             SUN RIVER MINING, INC.
                                 AUDIT REPORT
                           SEPTEMBER 30, 2000 AND 1999

                                 C O N T E N T S


   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-2

   Consolidated Balance Sheet as of September 30, 2000 and 1999.....    F-3

   Consolidated Statement of Operations For The Years Ended
     September 30, 2000 and 1999 . . . . . . . . . . . . . . . .        F-4

   Consolidated Statement of Stockholders' Equity For The Years Ended
     September 30, 2000 and 1999 . . . . . . . . . . . .                F-5

   Consolidated Statement of Cash Flows For The Years Ended
     September 30, 2000 and 1999 . . . . . . . . . . . . . . .          F-6

   Notes to the Consolidated Financial Statements . .. . .              F-7-F-19

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson, C.P.A.                             Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s

Board of Directors
Sun River Mining, Inc.
Ord, NE 68862


We have audited the accompanying consolidated balance sheets of Sun River Mining, Inc. (An Exploration Stage Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2000 and 1999 and for the period from February 25, 1997 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun River Mining, Inc. at September 30, 2000 and 1999 and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 and for the period from February 25, 1997 (date of inception) to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Johnson & Co., LLC
Denver, Colorado

June 11, 2001


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                             Consolidated Balance Sheet

                                                                               2000                    1999
                                                                          ----------------          --------------
ASSETS:
Current assets:
   Cash                                                                   $              2          $       1,026
   Accounts Receivable - Shareholders                                                1,884                  1,884
   Prepaid Expenses                                                                      -                    200
                                                                          -----------------         --------------
      Total current assets                                                           1,886                  3,110

Fixed assets
   Office Equipment (Net $2,830 depreciation for 2000,                               1,156                  1,924
        and $2,062 for 1999)                                              -----------------         --------------

      Total fixed assets                                                             1,156                  1,924
                                                                          -----------------         --------------

TOTAL ASSETS                                                              $          3,042          $       5,034
                                                                          =================         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                       $        101,238          $      52,894
   Accrued Expenses                                                                330,509                263,779
   Directors' Fee Payable                                                            9,683                  6,683
   Notes Payable                                                                   234,003                262,700
                                                                          -----------------         --------------
      Total current liabilities                                                    675,433                586,056
                                                                          -----------------         --------------

Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                      -                      -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding in 2000 and                          1,921,419              1,894,419
   15,062,970 shares issued and outstanding in 1999.
Deficit accumulated during the exploration stage                                (2,593,810)            (2,475,441)
                                                                          -----------------         --------------
       Total stockholders' deficit                                                (672,391)              (581,022)
                                                                          -----------------         --------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                   $          3,042          $       5,034
                                                                          =================         ==============




                     The accompanying notes are an integral part of these financial statements.


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                       Consolidated Statements of Operations

                                                                                                February 25, 1997
                                                         Year Ended                              (Inception) to
                                                        September 30,                             September 30,
                                             ----------------------------------------
                                                  2000                    1999                        2000
                                             ---------------         ----------------         ----------------------

REVENUE                                      $            -          $             -          $                   -

EXPENSES:
   Bank Charges                                         199                      572                          1,660
   Consulting                                        24,000                  761,451                        878,939
   Depreciation                                         768                    1,232                          2,830
   Directors' Fees                                    2,000                    3,883                         11,983
   Due Dilgence                                       5,378                   40,454                         45,832
   Equipment Rental                                       -                        -                          1,733
   Impairment loss                                        -                  298,150                        923,834
   Legal and Accounting                              14,717                   20,805                         83,740
   Licenses & Fees                                        -                        -                          6,220
   Meals & Entertainment                                  -                      773                          4,119
   Office Expenses                                      335                    4,415                         13,781
   Officer's Salaries                                90,000                  165,750                        380,750
   Postage                                                -                      565                          3,217
   Printing                                               -                    4,517                          5,580
   Public Relations                                     425                  103,580                        104,005
   Rent                                                 730                    4,460                          8,058
   Taxes                                                 53                    4,604                          4,657
   Telephone                                          1,093                   12,374                         30,545
   Transfer Agent Expense                               845                    3,701                          7,496
   Travel                                               185                   28,724                         59,293
                                             ---------------         ----------------         ----------------------
TOTAL EXPENSES                                      140,728                1,460,010                      2,578,272
                                             ---------------         ----------------         ----------------------

EXTRAORDINARY ITEMS
   Interest                                          18,038                   22,007                         55,935
   Forgiveness of Debt                              (40,397)                       -                        (40,397)
                                             ---------------         ----------------         ----------------------

NET LOSS                                     $     (118,369)         $    (1,482,017)         $          (2,593,810)
                                             ===============         ================         ======================

PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding                   15,260,124               11,741,855
                                             ---------------         ----------------

NET LOSS PER COMMON SHARE                    $    (0.01)             $     (0.13)
                                             ===============         ================


                     The accompanying notes are an integral part of these financial statements.


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                       Consolidated Statements of Cash Flows

                                                                                                        February 25, 1997
                                                                        Year Ended                        (Inception) to
                                                                      September 30,                       September 30,
                                                             ------------------------------------
                                                                 2000                  1999                    2000
                                                             --------------       ---------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                     $    (118,369)       $   (1,482,017)       $       (2,593,810)

Adjustments to reconcile net loss to net
     cash used in operations.
   Depreciation                                                        768                 1,232                     2,830
   Issuance of Common Stock for Services                                 -               383,688                   562,700
   Increase (Decrease) in Accounts Payable                          48,344                43,884                   101,238
   Increase (Decrease) in Accrued Liabilities                       66,730               127,214                   330,509
   Increase (Decrease) in Directors' Fees Payable                    3,000                   583                     9,683
   Decrease (Increase) in Accounts Rec - Shareholder                     -                (1,884)                   (1,884)
   Decrease (Increase) in Prepaid Expenses                             200                 3,526                         -
                                                             --------------       ---------------       -------------------

NET CASH FLOWS USED BY OPERATIONS                                      673              (923,774)               (1,588,734)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of Fixed Assets                                           -                     -                    (3,986)
                                                             --------------       ---------------       -------------------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                          -                     -                    (3,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Notes payable                                      (28,697)                    -                   (91,369)
   Proceeds from Notes payable                                           -               103,145                   234,003
   Issuance of Common Stock                                         27,000               798,332                 1,450,088
                                                             --------------       ---------------       -------------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     (1,697)              901,477                 1,592,722

NET INCREASE (DECREASE) IN CASH                                     (1,024)              (22,297)                        2
                                                             --------------       ---------------       -------------------

CASH AT BEGINNING OF PERIOD                                          1,026                23,323                         -
                                                             --------------       ---------------       -------------------

CASH AT END OF PERIOD                                        $           2        $        1,026        $                2
                                                             ==============       ===============       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for Interest                                    $      18,038        $       22,007        $           55,935
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                $           -        $            -        $                -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS                                        $           -        $      383,688        $          562,700
                                                             ==============       ===============       ===================

                     The accompanying notes are an integral part of these financial statements.

                                                        F-5


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                         Consolidated Stockholders' Equity
                                                                                          Deficit
                                                                                       Accum. During
ISSUANCE OF                                                          Common           the Exploration
     COMMON STOCK:                            # of Shares            Stock                 Stage                Totals
------------------------------------        -----------------    ---------------     --------------------   ----------------
Inception February 25, 1997                                -      $           -       $                -     $            -

Issuance of stock for cash                           100,000                100                        -                100
Issuance of stock for cash                           111,800            111,800                        -            111,800
Issuance of stock to Founders                        282,200                  -                        -                  -
Issuance of stock for Consolidation                8,900,000            312,106                        -            312,106
Issuance of stock for cash                            58,000             58,000                        -             58,000
Issuance of stock for cash                            47,800             47,800                                      47,800
Net Loss for year                                          -                  -                 (193,973)          (193,973)
                                            -----------------    ---------------    ---------------------   ----------------
Balance - September 30, 1997                       9,499,800            529,806                 (193,973)           335,833
                                            -----------------    ---------------    ---------------------   ----------------

Issuance of stock for compensation                    30,000             30,000                        -             30,000
Issuance of stock for cash                         1,000,000            200,000                        -            200,000
Consolidation stock cancelled                     (1,200,000)           (50,000)                       -            (50,000)
Issuance of stock for cash                             4,000              4,000                        -              4,000
Net Loss for year                                          -                  -                 (799,451)          (799,451)
                                            -----------------    ---------------    ---------------------   ----------------
Balance - September 30, 1998                       9,333,800            713,806                 (993,424)          (279,618)
                                            -----------------    ---------------    ---------------------   ----------------

Issuance of stock for cash                           424,670            159,367                        -            159,367
Issuance of stock for compensation                   800,000             40,000                        -             40,000
Issuance of stock for cash                           750,000            296,125                        -            296,125
Issuance of stock for compensation                   500,000            276,500                        -            276,500
Issuance of stock for cash                           150,000             70,313                        -             70,313
Issuance of stock for cash & services                904,500            122,108                        -            122,108
Issuance of stock for compensation                 1,400,000            147,000                        -            147,000
Issuance of stock for compensation                   800,000             69,200                        -             69,200
Net Loss for year                                          -                  -               (1,482,017)        (1,482,017)
                                            -----------------    ---------------    ---------------------   ----------------
Balance - September 30, 1999                      15,062,970          1,894,419               (2,475,441)          (581,022)
                                            -----------------    ---------------    ---------------------   ----------------

Issuance of stock for cash                           300,000             27,000                        -             27,000
Net Loss for year                                          -                  -                 (118,369)          (118,369)
                                            -----------------    ---------------    ---------------------   ----------------
Balance - September 30, 2000                      15,362,970      $   1,921,419      $        (2,593,810)    $     (672,391)
                                            =================    ===============    =====================   ================


                     The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------------------------

         ORGANIZATION:

         On February 25, 1997, Sun River Mining, Inc. (the Company) was incorporated under the laws of Colorado. The Company is in the business of raising capital to acquire or merge with any entity which has an interest in being acquired by, or merging into the company. In May 1999 management decided to write-off the Sun River Bolivian subsidiaries and to take the subsequent loss, of all investments associated with the subsidiaries.

         EXPLORATION STAGE:

         The Company has not earned significant revenues from planned principal operations or raising capital for exploration and acquisition of mining property. Accordingly, the Company's activities have been accounted for as those of a "Exploration Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of an exploration stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         CASH AND CASH EQUIVALENTS:

         For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

         FIXED ASSETS AND DEPRECIATION:

         The purchased equipment is recorded at cost. Depreciation is computed on purchased property using the straight-line method over the following estimated useful lives of the assets:

                  Equipment                                   5 years

         ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS:

         Long-lived  assets  and  identifiable   intangibles  are  reviewed  for
         impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carry value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carry amount of assets, which may not be recoverable. On September 30, 1998 the Company recorded a charge against operations of $589,984 related to the write-off of their subsidiaries. The write-off was comprised of $222,031 loss on receivables and a write-off of an advance for expenses of $367,953. On September 30, 1999 the Company recorded a charge against operations of $298,150 related to the write-off of their subsidiaries, comprised of a write-off of an advance for expenses of $298,150. Management believes that remaining long-lived assets in the balance sheet are appropriately valued.

                              SUN RIVER MINING, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT):
         -------------------------------------------------------------------

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company's financial instruments include cash, cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

                  Cash & Cash Equivalents - The carrying amount of cash and cash equivalents approximates fair value due to relatively short maturity of these instruments.

                  Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowing with comparable terms and conditions.

         OTHER COMPREHENSIVE INCOME

         The Company has no material  components of other  comprehensive  income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 - LOANS PAYABLE:

         Loans payable as of September 30, 2000 consist of the following:

           Loan payable to Glen Pahnke for unpaid company
           expenses, incurring interest at 8%, due upon demand.          10,000

           Loan payable to Randy McCall for unpaid company
           expenses, incurring interest at 8%, due upon demand.          50,706

           Loan payable to Paul Enright for unpaid company
           expenses, incurring interest at 8%, due upon demand.           8,297

           Note payable to Dakota Partners dated January 25, 1999,
           incurring interest at 12%, due January, 2001                 165,000
                                                                      ----------
                  TOTAL NOTES PAYABLE                                 $ 234,003
                                                                      ==========

                              SUN RIVER MINING, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000

NOTE 3 - FEDERAL INCOME TAX:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

         Significant components of the Company's deferred tax liabilities and assets are as follows:
                                                                September 30
                                                                    2000

         DEFERRED TAX LIABILITY                               $             0
                                                                ================
         Deferred Tax Assets
                  Net Operating Loss Carryforwards                  2,671,560
                  Book/Tax Differences in Bases of Assets              13,000
                  Less Valuation Allowance                         (2,684,560)

         TOTAL DEFERRED TAX ASSETS                           $              0
                                                               =================

         NET DEFERRED TAX LIABILITY                          $              0
                                                               =================

         As of September 30, 2000, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

NOTE 4 - NET (LOSS) PER COMMON SHARE:

         The net (loss) per common share of the common stock is computed based on the weighted average number of shares outstanding.

NOTE 5 - PURCHASE AGREEMENT

         In 1997 Sun River Mining, Inc. delivered 8,900,000 common shares to NBI and RIO shareholders pro rata and warrants to purchase 500,000 shares at $1.00 per share in exchange for 99.8% of the issued and outstanding shares each of RIO and NBI. The acquisition of NBI and RIO was accounted for by the purchase method of accounting.

                              SUN RIVER MINING, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000

NOTE 6 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operations loss this year. As shown in the financial statements, the Company incurred a net loss of $209,119 for 2000. At September 30, 2000, current liabilities exceed current assets by $764,100. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued
         operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The action being taken is to search for Company's that wish to merge or be acquired.

NOTE 7 - OPTION AGREEMENT

         The President of the Company has an option to purchase 300,000 shares of common stock at $.10 per share within five (5) years dated March 19, 1999. The President did not exercise any options during the current year.

NOTE 8 - EMPLOYMENT CONTRACTS

         Employment contract for Randy McCall (Officer) contained an option to purchase 400,000 shares of common stock, this option was exercised on January 7, 1999 for $.05 per share. Employment contract for Sam DelCielo (Officer) contained an option to purchase 400,000 shares of common stock, this option was exercised on January 7, 1999 for $.05 per share. During the current year there were no employment contracts.