Form 10QSB/A
period 2000-12-31
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB/A
                                Amendment No. 1


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

                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                               Statement of Operations
                                                     (Unaudited)

                                                   Three Months Ended                 Feb. 25, 1997
                                                       December 31,                   (Inception) to
                                            -----------------------------------        December 31,
                                                 2000                1999                   2000
                                            ---------------     ---------------       -----------------

REVENUE                                     $            -      $            -        $              -

EXPENSES:
   Bank Charges                                          7                 136                   1,667
   Consulting                                            -              18,000                 878,939
   Depreciation                                        116                 192                   2,946
   Directors' Fees                                       -               5,378                  11,983
   Due Diligence                                         -                   -                  45,832
   Equipment Rental                                      -                   -                   1,733
   Impairment loss                                       -                   -                 923,834
   Legal & Accounting                                1,531                   -                  85,271
   Licenses & Fees                                       -                   -                   6,220
   Meals & Entertainment                                 -                   -                   4,119
   Office Expenses                                       -                 328                  13,781
   Officer's Salaries                                    -              52,500                 380,750
   Postage & Shipping                                    -                   -                   3,217
   Printing                                              -                   -                   5,580
   Public Relations                                      -                 425                  85,505
   Rent                                                  -                 730                   8,058
   Taxes                                                 -                  53                   4,657
   Telephone                                             -                 557                  30,545
   Transfer Agent Expense                              375                 500                   7,871
   Travel                                                -                 185                  59,293
                                            ---------------     ---------------       -----------------
TOTAL EXPENSES                                       2,029              78,984               2,580,301

EXTRAORDINARY (GAIN)
   Interest                                          5,137                   -                  61,072
   Forgiveness of Debt                                   -             (40,397)                (40,397)
                                            ---------------     ---------------       -----------------
NET (LOSS)                                  $       (7,166)     $      (38,587)       $     (2,600,976)
                                            ---------------     ---------------       -----------------



PER SHARE INFORMATION:

   Weighted average number of
     common shares outstanding                  15,362,970          15,260,124
                                            ---------------     ---------------

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

                                                   Sun River Mining, Inc.
                                                 (Exploration Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                            Three Months Ended             Feb. 25, 1997
                                                                               December 31,                (Inception) to
                                                                      -------------------------------       December 31,
                                                                         2000              1999                 2000
                                                                      ------------     --------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                             $     (7,166)     $     (38,587)     $     (2,600,976)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                               116                192                 2,946
   Issuance of Common Stock for Services                                        -                  -               482,700
   Increase (Decrease) in Accounts Payable                                 32,018             16,626                69,220
   Increase (Decrease) in Accrued Liabilities                                  (9)            37,502               340,183
   Decrease (Increase) in Accounts Rec - Shareholders                           -                245                (1,884)
   Decrease (Increase) in Prepaid Expenses                                      -             (3,526)                    -
                                                                      ------------     --------------     -----------------
Net Cash Flows Used by Operations                                          24,959            (12,452)           (1,707,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixes Assets                                                  -                  -                (1,559)
                                                                      ------------     --------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                (1,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Notes Payable                                             (24,959)           (12,371)              (37,970)
   Proceeds from Notes Payable                                                  -                  -               273,080
   Issuance of Common Stock                                                     -             27,000             1,476,689
                                                                      ------------     --------------     -----------------
Net Cash Flows Provided by Financing Activities                           (24,959)            14,629             1,711,799

Net Increase (Decrease) in Cash                                                 -             27,081)                    2
                                                                      ------------     --------------     -----------------

Cash and cash equivalents - Beginning of period                                 2              1,026                     -
                                                                      ------------     --------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         2      $      28,107      $              2
                                                                      ============     ==============     =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $     5,137      $           -      $         61,072
                                                                      ============     ==============     =================
      Income Taxes                                                    $         -      $           -      $              -
                                                                      ============     ==============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                      $         -      $      40,000               482,700
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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.


     The Company had no revenues in the period in 2000 or 1999. The Company incurred operating expenses for the three month period of $2,029 in 2000 compared to $78,984 in the same period in 1999. The Company recorded a net operating loss of $(7,166) for the 2000 period as compared to ($38,587) for the same period in fiscal year 1999, after inclusion of an extraordinary gain of $40,397 from forgiveness of debt.


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