Form 10QSB/A
period 2001-03-31
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

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

                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                               Statement of Operations
                                                     (Unaudited)

                                    Three-Months Ended              Six-Months Ended           Feb. 25, 1997
                                           March 31,                   March 31,               (Inception) to
                                 --------------------------     --------------------------     March 31,
                                    2001           2000            2001           2000           2001
                                 -----------    -----------     -----------    -----------    ------------

REVENUE                          $        -     $        -      $        -     $        -     $         -

EXPENSES:
   Bank Charges                           -             63               7            199           1,667
   Consulting                             -          6,000               -         24,000         878,939
   Depreciation                         116            192             232            384           3,062
   Directors' Fees                        -              -               -          5,378          11,983
   Due Diligence                          -              -               -              -          45,832
   Equipment Rental                       -              -               -              -           1,733
   Impairment loss                        -              -               -              -         923,834
   Legal & Accounting                   751          4,906           2,282          4,906          86,022
   Licenses & Fees                        -              -               -              -           6,220
   Meals & Entertainment                  -              -               -              -           4,119
   Office Expenses                        -            402               -            730          13,781
   Officer's Salaries                     -         37,500               -         90,000         380,750
   Postage & Shipping                     -              -               -              -           3,217
   Printing                               -              -               -              -           5,580
   Public Relations                       -              -               -            425         104,005
   Rent                                   -              -               -            730           8,058
   Taxes                                  -              -               -             53           4,657
   Telephone                              -            536               -          1,093          30,545
   Transfer Agent Expense               375            345             750            845           8,246
   Travel                                 -            624               -            809          59,293
                                 -----------    -----------     -----------    -----------    ------------
TOTAL EXPENSES                        1,242         50,568           3,271        129,552       2,581,543

EXTRAORDINARY (GAIN)
   Interest                           5,137          5,389          10,274          5,389          66,209
   Forgiveness of Debt                    -              -               -        (40,397)        (40,397)
                                 -----------    -----------     -----------    -----------    ------------
NET (LOSS)                       $   (6,379)    $  (55,957)     $  (13,545)    $  (94,544)    $ (2,607,355)
                                 -----------    -----------     -----------    -----------    ------------



PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding   15,362,970     15,260,124      15,362,970     15,260,124
                                 -----------    -----------     -----------    -----------

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

                                                   Sun River Mining, Inc.
                                                 (Exploration Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                             Six-Months Ended              Feb. 25, 1997
                                                                                March 31,                 (Inception) to
                                                                      -------------------------------         March 31,
                                                                         2001               2000                2001
                                                                      ------------      -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                              $   (13,545)      $    (94,544)     $     (2,607,355)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                               116                384                 3,062
   Issuance of Common Stock for Services                                        -                  -               482,700
   Increase (Decrease) in Accounts Payable                                (31,058)             9,406                70,180
   Increase (Decrease) in Accrued Liabilities                              44,265             94,098               384,457
   Decrease (Increase) in Accounts Rec - Shareholders                           -                  -                (1,884)
   Decrease (Increase) in Prepaid Expenses                                    222                200                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Used by Operations                                               -              9,544            (1,668,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixes Assets                                                  -                  -                (3,986)
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                (3,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Notes Payable                                                   -            (37,526)              (37,970)
   Proceeds from Notes Payable                                                  -                  -               234,109
   Issuance of Common Stock                                                     -             27,000             1,476,689
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                                 -            (10,526)            1,672,828

Net Increase (Decrease) in Cash                                                 -             (  982)                    2
                                                                      ------------      -------------     -----------------

Cash and cash equivalents - Beginning of period                                 2              1,026                     -
                                                                      ------------      -------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         2       $         44      $              2
                                                                      ============      =============     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $    10,274       $      5,389      $         66,209
                                                                      ============      =============     =================
      Income Taxes                                                    $         -       $          -      $              -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                      $         -       $     40,000               482,700
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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD IN 2000


     The Company had no revenues in the period in 2001 or 2000. The Company incurred expenses of $1,242 in the period in 2001 compared to $50,568 in the same period in 2000. The Company had a net loss of ($6,379) in the quarter in 2000 compared to a net loss of ($55,957) in the same period in 2000. Loss per share was less than ($.01) per share in the period in 2001 and 2000.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD IN 2000.


     The Company had no revenues in the period in 2001 or 2000. The Company incurred operating expenses for the six month period of $3,271 in 2001 compared to $129,552 in the same six month period in 2000. The Company recorded a net operating loss of $(13,545) for the 2001 period as compared to ($94,544) including an extraordinary gain of $40,397 from forgiveness of debt for the same period in fiscal year 2000. The loss per share was less than $.01 in the period in 2001 and 2000.

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

Dated: January 14, 2001

                                          SUN RIVER MINING, INC.



                                          by:/s/Stephen B. Doppler
                                          Stephen B. Doppler, President