Form 10QSB/A
period 2001-06-30
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

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
                                               Consolidated Balance Sheets
                                                       (Unaudited)

                                                                                June 30,                September 30,
                                                                                  2001                      2000
                                                                            -----------------         ------------------

ASSETS:
Current assets:
   Cash                                                                     $              2          $               2
   Prepaid Expenses                                                                                                   -
   Accounts Receivable - Del Cielo                                                         -                      1,884
                                                                            -----------------         ------------------
      Total current assets                                                                 2                      1,886
                                                                            -----------------         ------------------

Fixed assets
   Office equipment - (Net $3,178 depreciation for June, 2001,                           808                      1,156
       and $2,638 for June, 2000)                                          -----------------         ------------------

      Total fixed assets                                                                 808                      1,156
                                                                            -----------------         ------------------
TOTAL ASSETS                                                                $            810          $           3,042
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                         $         46,594          $         101,238
   Accrued Expenses                                                                  409,230                    330,509
   Directors' Fee Payable                                                              8,683                      9,683
   Notes Payable                                                                     234,109                    234,003
                                                                            -----------------         ------------------
Total Current Liabilities                                                            698,616                    675,433
                                                                            -----------------         ------------------

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for December,                          1,921,419                  1,921,419
   2000 and 15,362,970 shares issued and outstanding for
   September, 2000.
Deficit accumulated during the exploratory stage                                  (2,619,225)                (2,593,810)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                         (697,806)                  (672,391)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $            810          $           3,042
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

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                         Consolidated Statements of Operations
                                                       (Unaudited)

                                                                                                 Feb. 25, 1997
                                    Three-Months Ended              Nine-Months Ended            (Inception) to
                                           June 30,                      June 30,                June 30,
                                 --------------------------     --------------------------
                                    2001           2000            2001           2000           2001
                                 -----------    -----------     -----------    -----------    ------------

REVENUE                          $        -     $        -      $        -     $        -     $         -

EXPENSES:
   Bank Charges                           -              -               7            199           1,667
   Consulting                             -          6,000               -         30,000         878,939
   Depreciation                         116            192             348            576           3,178
   Directors' Fees                        -              -               -          5,378          11,983
   Due Diligence                          -              -               -              -          45,832
   Equipment Rental                       -              -               -              -           1,733
   Impairment loss                        -              -               -              -         923,834
   Legal & Accounting                 6,242          6,242           8,524         11,148          92,264
   Licenses & Fees                        -              -               -              -           6,220
   Meals & Entertainment                  -              -               -              -           4,119
   Office Expenses                        -              -               -            730          13,781
   Officer's Salaries                     -         37,500               -        127,500         380,750
   Postage & Shipping                     -              -               -              -           3,217
   Printing                               -              -               -              -           5,580
   Public Relations                       -              -               -            425         104,005
   Rent                                   -              -               -            730           8,058
   Taxes                                  -              -               -             53           4,657
   Telephone                              -            536               -          1,629          30,545
   Transfer Agent Expense               375            345           1,125          1,190           8,621
   Travel                                 -              -               -            809          59,293
                                 -----------    -----------     -----------    -----------    ------------
TOTAL EXPENSES                        6,733         50,815          10,004        180,367       2,588,276

EXTRAORDINARY (GAIN)
   Interest                           5,137          5,389          15,411         10,778          71,346
   Forgiveness of Debt                    -              -               -        (40,397)        (40,397)
                                 -----------    -----------     -----------    -----------    ------------
NET (LOSS)                       $  (11,870)    $  (56,204)     $  (25,415)    $ (150,748)    $(2,619,225)
                                 -----------    -----------     -----------    -----------    ------------

PER SHARE INFORMATION:

   Weighted average number of
     common shares outstanding   15,362,970     15,260,124      15,362,970     15,260,124
                                 -----------    -----------     -----------    -----------

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

                                                  Sun River Mining, Inc.
                                               (Exploration Stage Company)
                                          Consolidated Statement of Cash Flows
                                                       (Unaudited)

                                                                                                           Feb. 25, 1997
                                                                            Nine-Months Ended              (Inception) to
                                                                                 June 30,                     June 30,
                                                                      -------------------------------
                                                                         2001               2000                2001
                                                                      ------------      -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                              $   (25,415)      $   (150,748)     $     (2,619,225)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                               348                384                 3,178
   Issuance of Common Stock for Services                                        -            145,810               482,700
   Increase (Decrease) in Accounts Payable                                (54,644)             6,218                46,594
   Increase (Decrease) in Accrued Liabilities                              77,827                  -               417,913
   Decrease (Increase) in Accounts Rec - Shareholders                       1,884                  -                (1,884)
   Decrease (Increase) in Prepaid Expenses                                      -                200                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Used by Operations                                               -              1,864            (1,670,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixed Assets                                                  -                  -                (3,986)
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                (3,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repyament of Notes Payable                                                   -            (29,867)              (36,086)
   Proceeds from Notes Payable                                                  -                  -               234,109
   Issuance of Common Stock                                                     -             27,000             1,476,689
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                                 -             (2,867)            1,674,712

Net Increase (Decrease) in Cash                                                 -             (1,003)                    2
                                                                      ------------      -------------     -----------------

Cash and cash equivalents - Beginning of period                                 2              1,026                     -
                                                                      ------------      -------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         2       $         23      $              2
                                                                      ============      =============     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $    15,411       $     10,778      $         71,346
                                                                      ============      =============     =================
      Income Taxes                                                    $         -       $          -      $              -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                      $         -       $     40,000               482,700
                                                                      ============      =============     =================


                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                          (Unaudited)
                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the
                                                             Common Stock                   Exploration
                                                  -----------------------------------
                                                    # of Shares          Amount                Stage               Totals
                                                  ----------------   ----------------     ----------------     ---------------

Inception  - February 25, 1997                                  -             $    -               $    -              $    -
Issuance of stock for cash                                100,000                100                    -                 100
Issuance of stock for cash                                111,800            111,800                    -             111,800
Issuance of stock to Founders                             282,200                  -                    -                   -
Issuance of stock for Consolidation                     8,900,000            312,106                    -             312,106
Issuance of stock for cash                                 58,000             58,000                    -              58,000
Issuance of stock for cash                                 47,800             47,800                                   47,800
Net Loss                                                        -                  -            (193,973)           (193,973)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1997                            9,499,800            529,806            (193,973)             335,833
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for compensation                         30,000             30,000                    -              30,000
Issuance of stock for cash                              1,000,000            200,000                    -             200,000
Consolidation stock cancelled                         (1,200,000)           (50,000)                    -            (50,000)
Issuance of stock for cash                                  4,000              4,000                    -               4,000
Net Loss for year                                               -                  -            (799,451)           (799,451)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1998                            9,333,800            713,806            (993,424)           (279,618)
                                                  ----------------   ----------------     ----------------     ---------------
Issuance of stock for cash                                424,670            159,367                    -             159,367
Issuance of stock for compensation                        800,000             40,000                    -              40,000
Issuance of stock for cash                                750,000            296,125                    -             296,125
Issuance of stock for compensation                        500,000            276,500                    -             276,500
Issuance of stock for cash                                150,000             70,313                    -              70,313
Issuance of stock for cash & services                     904,500            122,108                    -             122,108
Issuance of stock for compensation                      1,400,000            147,000                    -             147,000
Issuance of stock for compensation                        800,000             69,200                                   69,200
Net Loss for year                                                                             (1,482,017)         (1,482,017)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 1999                           15,062,970          1,894,419          (2,475,441)           (581,022)
                                                  ----------------   ----------------     ----------------     ---------------

Issuance of stock for cash                                300,000             27,000                   -               27,000
Net Loss for year                                               -                  -            (118,369)           (118,369)
                                                  ----------------   ----------------     ----------------     ---------------
Balance - September 30, 2000                           15,362,970          1,921,419          (2,593,810)           (672,391)
                                                  ----------------   ----------------     ----------------     ---------------

Net Loss for period                                             -                  -             (25,415)            (25,415)
                                                  ----------------   ----------------     ----------------     ---------------

Balance - June 30, 2001                                15,362,970         $1,921,419         $(2,619,225)         $ (697,806)
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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.



     The Company incurred operating expenses for the three month period of $6,733 in 2001 compared to $50,815 in the same period in 2000. The Company recorded a net operating loss of $(11,870) for the 2001 period as compared to ($56,204) for the same period in fiscal year 2000.


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


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.


     The Company incurred operating expenses for the nine month period of $10,004 in 2001 compared to $180,367 in the same nine month period in 2000. The Company recorded a net operating loss of $(25,415) for the 2001 period as compared to ($150,748) for the same period in fiscal year 2000. In the period in 2000 the Company had an extraordinary gain of $40,397 from the forgiveness of debt.


     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the period was less than ($.01) in 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES


     The Company had current assets of $2 and $808 in fixed assets for total assets of $810 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2001, it had no accounts receivable. The Company has current liabilities of $698,616 which exceed current assets by approximately $697,806.

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