Form 10KSB
period 2001-09-30
SUN RIVER MINING INC
filed 2002-01-14
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2001
                        Commission file number: 000-29621

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

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2001: $95,556 (based on most recent sale to year end at $.01).

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2001: 15,362,970

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

        The Company has terminated, in the prior fiscal year, all attempts at mineral exploration and any intended mining of prospects, and has abandoned all mineral prospects.

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

Item 3.           Legal Proceedings
-----------------------------------

        The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at September 30, 2001.

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

2001                                  HIGH                        LOW
First Quarter                          $.03                       $.01
Second Quarter                         $.02                       $.01
Third Quarter                          $.01                       $.01
Fourth Quarter                         $.02                       $.01

2000
First Quarter                          $.10                       $.03
Second Quarter                         $.21                       $.03
Third Quarter                          $.18                       $.01
Fourth Quarter                         $.03                       $.01

1999
First Quarter                          $.75                       $.1562
Second Quarter                         $.2969                     $.0469
Third Quarter                          $.1562                     $.0469
Fourth Quarter                         $.0938                     $.0312


         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of September 30, 2001, there were 69 record holders of the Company's common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended September 30, 2001. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

        Results of Operations for the fiscal year ended September 30, 2001, compared to fiscal year ended September 30, 2000
--------------------------------------------------------------------------------

         The Company incurred expenses totalling $16,991 in 2001 compared to $140,728 in 2000. The Company accrued no compensation to Officers for services but incurred legal and accounting expenses of $13,545 in the year. Other miscellaneous expenses totalled $3,446. The Company had no operations or revenues in 2001 or 2000. The net profit for 2001 was $305,485 resulting from extraordinary gains from settlement of debt and for 2000 the net loss was ($118,369) including interest. The net profit per share was $.02 in 2001 compared to a net loss of ($.01) in 2000. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1997 the Company has accumulated deficits totalling ($2,288,325) to September 30, 2001.

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

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------


         The director and executive officers currently serving the Company are as follows:

NAME                             POSITION HELD                TENURE
-------------------------------------------------------------------------------
Stephen B. Doppler       President                      Since August 2001
                          Chairman of the Board

Stephen W. Weathers      Secretary                      Since August 2001

Randy A. McCall          Former President               Director since inception
                          Currently Director

Thomas Anderson          Director                       Since August 2001

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

BIOGRAPHICAL INFORMATION

         STEPHEN B. DOPPLER, age 44, was appointed President and Chairman of the Board of Directors on August 2, 2001. Prior to joining the Company, Mr. Doppler was an independent consultant providing strategic planning, M & A and management consulting services to a wide range of public and private companies worldwide. From August 1996 through February 1999 he served as President and Chairman of Adamas Resources Corp., an international mineral exploration company listed on the VSE.

         STEPHEN W. WEATHERS, Age 41, was appointed as Secretary on August 2, 2001. Mr. Weathers earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Presently, Mr. Weathers is employed at Duke Energy Field Services, a natural gas company since 1999.

         RANDY A. MCCALL, age 51, has been on the Board of Directors of Sun River Mining, Inc. since the inception of the company and was appointed President in March 1997. He held the office of President until the appointment of Steven R. Davis in March 1999. In May 1999, Mr. McCall assumed the positions of CFO, Corporate Secretary, and Treasurer. In March 2000, he assumed position of President of the Company again, when Steven R. Davis resigned. Mr. McCall resigned as President on August 2, 2001 when Stephen B. Doppler was appointed President. Mr. McCall is currently a Director only. Mr. McCall is a Certified Public Accountant with over 25 years of senior financial management experience. Prior to joining the Company, Mr. McCall was an independent consultant providing tax, accounting, and managerial services. From 1972 to 1993 he has held positions as the president of a public accounting firm and as the Chief
Executive Officer, Chief Financial Officer and/or Chairman of the Board of telecommunications and marketing companies including Com-net, Inc., American Buyers Network, Inc., and Voice Interactive Processing, Inc. Mr. McCall has been employed since November 1998 by Region III Behavioral Health Services as Fiscal Director.

         THOMAS ANDERSON, age 36, became a director of the Company in August 2001. Mr. Anderson has spent much of the last 10 years working as a geologist in the environmental consulting field. His primary focus has been stratigraphic, hydrogeologic, and geochemical characterization, and remediation of hazardous waste sites. Mr. Anderson completed a M.S. in Environmental Science and Engineering at the Colorado School of Mines in 1998. Since 1998, he has provided consulting services to the Department of Energy and Department of Defense for complex problems encountered during characterization and remediation of radioactive and hazardous waste sites. He has been a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to date. From March 2000 to November 2000 he was employed as a hydrologist at Stone & Webster Engineering, Inc. From July 1998 to March 2000 he was employed by Advanced Integrated Management Services as an Environmental Scientist/Engineer. From 1997 to 1998 he was a research assistant at Colorado School of Mines in Graduate Program/Environmental Science.

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


Item 10.          Executive Compensation
---------------------------------------------

         The Company accrued $0 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2001 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Fiscal     Annual Compensation                                          Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
--------------------------------------------------------------------------------------------------------------------------

Steven R. Davis,            1998       0              0            0                     0                0
President (resigned 2000)   1999       $45,750*       0            0                     0                300,000 shares
                            2000       $22,500        0            0                     0                0

Randy A. McCall,            1998       $60,000**      0            0                     0                0
Former President,           1999       $60,000**      0            0                     0                0
Former Secretary            2000       $0             0            0                     0                0
                            2001       $0             0            0                     0                0

Stephen B. Doppler,
President & Chairman        2001       $0             0            0                     0                0

Stephen W. Weathers,
Secretary                   2001       $0             0            0                     0                0
--------------------------- ---------  -------------- -----------  --------------------- ---------------  ----------------

*$1,500 for partial month March 1999, $6,750 for April, and $7,500 for each month thereafter in 1999 and while employed in 2000, total 1999 salary expense -
Steven R. Davis = $68,250.

**accrued, but not paid

In addition to the salaries above, salaries were paid or accrued to past officers, Joseph R. Wojcik $42,500, and Sam Del Cielo $17,500, for a total in FY
1999 of $165,750.

                                              Directors' Compensation
Name                                    Annual         Meeting        Consulting        Number        Number of
                                        Retainer       Fees ($)       Fees/Other        of            Securities
                                        Fee($)                        Fees ($)          Shares        Underlying
                                                                                        (#)           Options
                                                                                                      SARS (#)
--------------------------------------------------------------------------------------------------------------------------
A. Director, Randy A. McCall            $1,000         $100           0                 0             0
B. Director, Thomas Anderson            $0             $0             0                 0
--------------------------------------- -------------- -------------  ----------------  ------------- --------------------


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

                                              Option/SAR Grants Table
Name                     Number of Securities          % of Total                     Exercise         Expiration
                         Underlying                    Options/SARs                   or Price         Date
                         Options/SARs                  Granted to Employees           ($/Sh)
                         Granted (#) in Fiscal Year
-------------------------------------------------------------------------------------------------------------------
None



                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
---------------------------------------------------------------------------------------------------------------------
None



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

SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
Randy McCall
Former President and Director
1909 "P" Street
Ord, NE 68862                         1,580,000                 10.2%

Stephen B. Doppler
President & Chairman
9084 Armadillo Trail
Evergreen, CO  80439                          0                    0%

Stephen W. Weathers
Secretary
1926 S. Xenon St.
Lakewood, CO  80228                     135,700                   .9%

Thomas Anderson
Director
1020 21st Street
Golden, Colorado  80401                 238,000                   1.5%

Paul Enright
7391 Grant Ranch Rd., #1312
Littleton, CO 80123                   1,900,000                  12.3%

K. Mark Skow
P.O. Box 3614
Carefree, AZ 85377                    1,843,000                  11.9%

All directors and executive
officers as a group (4 persons)       1,953,700                  12.6%

Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12.       Certain Relationships and Related Transactions
---------------------------------------------------------------

         No related party transactions have occurred in the fiscal years 2000 or 2001.

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

                               September 30, 2001

                             SUN RIVER MINING, INC.
                                 AUDIT REPORT
                           SEPTEMBER 30, 2000 AND 1999

                                 C O N T E N T S


   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-2

   Consolidated Balance Sheet as of September 30, 2001 and 2000.....    F-3

   Consolidated Statement of Operations For The Years Ended
     September 30, 2001 and 2000 . . . . . . . . . . . . . . . .        F-4

   Consolidated Statement of Stockholders' Equity For The Years Ended
     September 30, 2001 and 2000 . . . . . . . . . . . .                F-5

   Consolidated Statement of Cash Flows For The Years Ended
     September 30, 2001 and 2000.. . . . . . . . . . . . . . .          F-6

   Notes to the Consolidated Financial Statements . .. . .              F-7-F-10

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

                          Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson, C.P.A.                             Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s


Board of Directors
Sun River Mining, Inc.
Ord, NE 68862


We have audited the accompanying consolidated balance sheets of Sun River Mining, Inc. (An Exploration Stage Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2001 and 2000 and for the period from February 25, 1997 (date of inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun River Mining, Inc. at September 30, 2001 and 2000 and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000 and for the period from February 25, 1997 (date of inception) to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Michael Johnson & Co., LLC
Denver, Colorado

December 14, 2001


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                             Consolidated Balance Sheet
                                                   September 30,

                                                                                2001                      2000
                                                                                ----                      ----
ASSETS:
Current assets:
   Cash                                                                   $              -          $              2
   Accounts Receivable - Shareholders                                                    -                     1,884
   Prepaid Expenses                                                                      -                         -
                                                                          -----------------         -----------------
      Total current assets                                                               -                     1,886

Fixed assets
   Office Equipment (Net)                                                                -                     1,156
                                                                          -----------------         -----------------
      Total fixed assets                                                                 -                     1,156
                                                                          -----------------         -----------------
TOTAL ASSETS                                                              $              -          $          3,042
                                                                          =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                       $         43,299          $        101,238
   Accrued Expenses                                                                131,248                   330,509
   Directors' Fee Payable                                                                -                     9,683
   Notes Payable                                                                   192,359                   234,003
                                                                          -----------------         -----------------
      Total current liabilities                                                    366,906                   675,433
                                                                          -----------------         -----------------

Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                      -                         -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding in 2001 and 2000.                    1,921,419                 1,921,419
Deficit accumulated during the exploration stage                                (2,288,325)               (2,593,810)
                                                                          -----------------         -----------------
       Total stockholders' equity (deficit)                                       (366,906)                 (672,391)
                                                                          -----------------         -----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                   $              -          $          3,042
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


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                       Consolidated Statements of Operations

                                                                                                     February 25, 1997
                                                                 Year Ended                            (Inception) to
                                                               September 30,                           September 30,
                                                   ----------------------------------------
                                                        2001                    2000                        2001
                                                   ---------------         ----------------         ---------------------

REVENUE                                            $            -          $             -          $                  -

EXPENSES:
   Abandoned Equipment                                        808                        -                           808
   Bank Charges                                                 7                      199                         1,667
   Consulting                                                   -                   24,000                       878,939
   Depreciation                                               348                      768                         3,178
   Directors' Fees                                              -                    2,000                        11,983
   Due Dilgence                                                 -                    5,378                        45,832
   Equipment Rental                                             -                        -                         1,733
   Impairment loss                                              -                        -                       923,834
   Legal and Accounting                                    13,545                   14,717                        97,285
   Licenses & Fees                                              -                        -                         6,220
   Meals & Entertainment                                        -                        -                         4,119
   Office Expenses                                              -                      335                        13,781
   Officer's Salaries                                           -                   90,000                       380,750
   Postage                                                      -                        -                         3,217
   Printing                                                     -                        -                         5,580
   Public Relations                                           321                      425                       104,326
   Rent                                                         -                      730                         8,058
   Taxes                                                        -                       53                         4,657
   Telephone                                                    -                    1,093                        30,545
   Transfer Agent Expense                                   1,962                      845                         9,458
   Travel                                                       -                      185                        59,293
                                                   ---------------         ----------------         ---------------------
TOTAL OPERATING EXPENSES                                   16,991                  140,728                     2,595,263
                                                   ---------------         ----------------         ---------------------

OTHER INCOME AND EXPENSE

    Interest Expense                                       15,411                   18,038                        71,346
    Forgiveness of Debt                                  (337,887)                 (40,397)                     (378,284)
                                                   ---------------         ----------------         ---------------------
NET INCOME (LOSS)                                  $      305,485          $      (118,369)         $         (2,288,325)
                                                   ===============         ================         =====================

PER SHARE INFORMATION:

   Weighted average number of
     common shares outstanding                         15,362,970               15,260,124
                                                   ---------------         ----------------

NET GAIN (LOSS) PER COMMON SHARE                   $     0.02              $     (0.01)
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


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                       Consolidated Statements of Cash Flows

                                                 (Indirect Method)
                                                                                                        February 25, 1997
                                                                           Year Ended                     (Inception) to
                                                                          September 30,                   September 30,
                                                              ------------------------------------
                                                                   2001                 2000                   2001
                                                                   ----                 ----                  -----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $      305,485        $    (118,369)     $        (2,288,325)

Adjustments to reconcile net loss to net
 net cash used by operating activities:
   Depreciation                                                          348                  768                        -
   Issuance of Common Stock for Services                                   -                    -                  562,700
   Increase (Decrease) in Accounts Payable                           (57,939)              48,344                   43,299
   Increase (Decrease) in Accrued Liabilities                       (199,261)              66,730                  131,248
   Increase (Decrease) in Directors' Fees Payable                     (9,683)               3,000                        -
   Decrease (Increase) in Accounts Rec - Shareholder                   1,884                    -                        -
   Decrease (Increase) in Prepaid Expenses                                 -                  200                        -
                                                              ---------------       --------------      -------------------
NET CASH FLOWS USED BY OPERATING ACTIVITIES                           40,834                  673               (1,551,078)


CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of Notes Payable                                        (40,836)                   -                        -
   Proceeds from Notes payable                                             -                    -                  192,359
   Issuance of Common Stock                                                -               27,000                1,358,719
                                                              ---------------       --------------      -------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      (40,836)              27,000                1,551,078

NET INCREASE (DECREASE) IN CASH                                           (2)              27,673                        -
                                                              ---------------       --------------      -------------------

CASH AT BEGINNING OF PERIOD                                                2                1,026                        -
                                                              ---------------       --------------      -------------------

CASH AT END OF PERIOD                                         $            -        $      28,699       $                -
                                                              ===============       ==============      ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for Interest                                     $       15,411        $      18,038       $           71,346
                                                              ===============       ==============      ===================
   Cash paid for income taxes                                 $            -        $           -       $                -
                                                              ===============       ==============      ===================

NON-CASH TRANSACTIONS

    Issuance of stock for compensation                        $            -        $     383,688       $          562,700
                                                              ===============       ==============      ===================




                    The accompanying notes are an integral part of these financial statements.

                                                        F-5


                                               Sun River Mining, Inc.
                                            (Exploration Stage Company)
                                         Consolidated Stockholders' Equity
                                                September 30, 2001
                                                                                          Deficit
                                                                                       Accum. During
                                                       Common Stocks                  the Exploration
                                            ------------------------------------
                                              # of Shares            Amount                Stage                Totals
                                            -----------------    ---------------    ---------------------   ----------------

Inception February 25, 1997                                -     $            -     $                  -    $           $ -

Issuance of stock for cash                           100,000                100                        -                100
Issuance of stock for cash                           111,800            111,800                        -            111,800
Issuance of stock to Founders                        282,200                  -                        -                  -
Issuance of stock for Consolidation                8,900,000            312,106                        -            312,106
Issuance of stock for cash                            58,000             58,000                        -             58,000
Issuance of stock for cash                            47,800             47,800                                      47,800
Net Loss for year                                          -                  -                 (193,973)          (193,973)
                                            -----------------    ---------------    ---------------------   ----------------

Balance - September 30, 1997                       9,499,800            529,806                 (193,973)           335,833
                                            -----------------    ---------------    ---------------------   ----------------

Issuance of stock for compensation                    30,000             30,000                        -             30,000
Issuance of stock for cash                         1,000,000            200,000                        -            200,000
Consolidation stock cancelled                     (1,200,000)           (50,000)                       -            (50,000)
Issuance of stock for cash                             4,000              4,000                        -              4,000
Net Loss for year                                          -                  -                 (799,451)          (799,451)
                                            -----------------    ---------------    ---------------------   ----------------

Balance - September 30, 1998                       9,333,800            713,806                 (993,424)          (279,618)
                                            -----------------    ---------------    ---------------------   ----------------

Issuance of stock for cash                           424,670            159,367                        -            159,367
Issuance of stock for compensation                   800,000             40,000                        -             40,000
Issuance of stock for cash                           750,000            296,125                        -            296,125
Issuance of stock for compensation                   500,000            276,500                        -            276,500
Issuance of stock for cash                           150,000             70,313                        -             70,313
Issuance of stock for cash & services                904,500            122,108                        -            122,108
Issuance of stock for compensation                 1,400,000            147,000                        -            147,000
Issuance of stock for compensation                   800,000             69,200                        -             69,200
Net Loss for year                                          -                  -               (1,482,017)        (1,482,017)
                                            -----------------    ---------------    ---------------------   ----------------

Balance - September 30, 1999                      15,062,970          1,894,419               (2,475,441)          (581,022)
                                            -----------------    ---------------    ---------------------   ----------------

Issuance of stock for cash                           300,000             27,000                        -             27,000
Net Loss for year                                          -                  -                 (118,369)          (118,369)
                                            -----------------    ---------------    ---------------------   ----------------

Balance - September 30, 2000                      15,362,970          1,921,419               (2,593,810)          (672,391)
                                            -----------------    ---------------    ---------------------   ----------------

Net Income for year                                        -                  -                  305,485            305,485
                                            -----------------    ---------------    ---------------------   ----------------

Balance - September 30, 2001                      15,362,970     $    1,921,419     $         (2,288,325)   $    $ (366,906)
                                            =================    ===============    =====================   ================



                     The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

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

         FIXED ASSETS AND DEPRECIATION:

         The purchased equipment is recorded at cost. Depreciation is computed on purchased property using the straight-line method over the estimated useful asset lives.

         All equipment has been fully depreciated in the amount of $3,986.

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

                              SUN RIVER MINING, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

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

NOTE 2 - LOANS PAYABLE:

         Loans payable as of September 30, 2001 consist of the following:

           Loan payable to Glen Pahnke for payment of company
           expenses, incurring interest at 8%, due upon demand.          10,000

           Loan payable to Steve Weathers for payment of company
           expenses, incurring interest at 8%, due upon demand.           7,462

           Loan payable to Paul Enright for payment of company
           expenses, incurring interest at 8%, due upon demand.           9,897

           Note payable to Dakota Partners dated January 25, 1999,
           incurring interest at 12%, due upon demand.                  165,000
                                                                      ----------

           TOTAL NOTES PAYABLE                                        $ 192,359
                                                                      ==========

                              SUN RIVER MINING, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

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

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  September 30
                                                                     2001

         DEFERRED TAX LIABILITY                                 $             0
                                                                ================
         Deferred Tax Assets
                  Net Operating Loss Carryforwards                    2,288,325
                  Book/Tax Differences in Bases of Assets                     0

                  Less Valuation Allowance                           (2,288,235)

         TOTAL DEFERRED TAX ASSETS                              $             0
                                                                ================

         NET DEFERRED TAX LIABILITY                             $             0
                                                                ================

         As of September 30, 2001, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2013.

NOTE 4 - NET (LOSS) PER COMMON SHARE:

         The net (loss) per common share of the common stock is computed based on the weighted average number of shares outstanding.

NOTE 5 - OPTION AGREEMENT:

         The former President of the Company has an option to purchase 300,000 shares of common stock at $.10 per share within five (5) years dated March 19, 1999. The former President did not exercise any options during the current year.

                              SUN RIVER MINING, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

NOTE 6 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operations losses. As shown in the financial statements, the Company incurred net losses of $2,288,325 through 2001. At September 30, 2001, current liabilities exceed current assets by $366,906. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 7 - FORGIVENESS OF DEBT:

         In August 2001 the former officer's and director's signed Company Settlement Agreements, which were to forgive all accrued salaries and directors fees up to and including August, 2001. These payables amounted to $337,887 and thus reflect as an income for the year ending September 2001.