Form 10KSB/A
period 2001-09-30
SUN RIVER MINING INC
filed 2002-02-28
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



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

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2001: 15,362,970

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         4
     Item 2.   Description of Property                                        25
     Item 3.   Legal Proceedings                                              25
     Item 4.   Submission of Matters to a Vote of Security Holders            25


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       25
     Item 6.   Management's Discussion and Analysis or Plan of Operation      26
     Item 7.   Financial Statements                                           28
     Item 8. Changes in and Disagreements With Accountants on Accounting 28 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              28
     Item 10.  Executive Compensation                                         32
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 34
     Item 12.  Certain Relationships and Related Transactions                 35
     Item 13.  Exhibits and Reports on Form 8-K                               35


SIGNATURES                                                                    37

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

         As a consequence of the registration of its securities under Sec. 12g, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

         If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

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

HISTORY
-------

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

         In 1997, the Company issued to its founding director, Randy McCall, a total of 100,000 shares of common stock for a total of $100. In 1997, Randy McCall and seven other entities exchanged shares of two Bolivian companies for 8,900,000 shares. Mr. McCall received 1,500,000 shares. Paul Enright, K. Mark Skow and Ronald Sparkman each received 2,000,000 shares. William Petty received 400,000 shares, Grupo Inversor Rio Del Sol, S.A. received 788,000, Oscar Morales received 200,000 and Mery Villarreal Filipovich received 12,000 shares. The Company had transactions with the following promoters: (i) Scott Wilding was issued 25,000 common shares for his assistance in newsletter and press release preparation, (ii) Larry McNabb was issued 500,000 common shares for assistance with investor and broker/dealer relations, and (iii) Capital Investment Resources was issued 450,000 common shares for financing consultation and
broker/dealer   relations.

         The original planned business of Sun River was the acquisition and evaluation of gold prospects, the exploration and development of such prospects, and the production of gold to be sold to international gold wholesalers. The business plan was unsuccessful. No new products or services have been announced to the public. The issuer does not does not currently own any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. The issuer has no current sources of raw materials. Governmental approval of principal products or services is not required. The estimate of the amount spent the last two fiscal years on direct costs of searching for mining concessions with merit are approximately $335,000 for the current fiscal year and $599,000 for the prior fiscal year. No significant cost has been incurred regarding compliance with environmental laws.

         In March 1997, Rio Del Sol entered into a Letter of Understanding whereby Rio Del Sol would acquire an 81% interest in Aluvion S.A., a Bolivian corporation, engaged in the acquisition and exploration of alluvial gold properties in Bolivia, for a total consideration of approximately $9.7 million including the assumption of certain indebtedness. Rio Del Sol's rights and obligation under the Aluvion Agreement have been transferred to NBI. On June 10 and September 11, 1998 NBI received, from Aluvion and its shareholders, an addendum to the original Letter of Understanding agreement amending certain terms including extending the time for payments of the balance due until January 31, 1999. The initial business of Sun River was the acquisition and evaluation of gold properties in Bolivia, the exploration and development of such properties for the production of gold.

         Aluvion owned or expected to acquire contractual rights to explore and/or produce gold from several alluvial properties in Bolivia in the Tipuani gold mining district in northwestern Bolivia, which includes the Tipuani and Kaka Rivers and neighboring properties whose mineral rights are held by Central de Cooperativas Cangalli. Alluvion expected to acquire similar rights to explore and/or produce gold from alluvial properties in and along the Upper Tipuani River and Kaka River. Following the completion of the Aluvion Acquisition, the Sun River Group was to have interests in several gold properties, which it intended to bring into production. Those properties may be considered in two categories: dredging properties and dry land properties. Aluvion was to own all of the Sun River Group's rights to dredging properties and be the operator of those properties. The proportionate net interest of Sun River in the dredging properties of Aluvion was to be equivalent to Sun River's indirect equity interest of approximately 81% in Aluvion. The Aluvion transaction was not completed due to numerous factors including lack of funding and contract and title issues, and Sun River did not acquire an 81% interest in Aluvion.

         Sun River retained Watts, Griffis and McOuat Limited, an international firm of consulting geologists and engineers, to review Aluvion's estimates of these reserves and of the capital and operating costs of the various projects.

         In order to bring the planned projects into commercial production in the preferred time period, Sun River needed to complete a major financing in the estimated minimum amount of $16.4 million. That amount would have allowed Sun River to complete the acquisition of 81% of Aluvion and provide enough capital to put the operating plan into effect. Although Sun River intended to seek a capital commitment of $20 million from a perspective joint venture partner, the amount over $16.4 million was expected to be released back to the joint venture partner at an early stage. As an alternative to the joint venture structure, Sun River had analyzed a corporate financing whereby new investors would contribute the required capital in return for common shares of Sun River. The necessary financing to carry out the Company's plans in the mineral industry was never achieved, and the Company had to abandon all of its mineral business ventures and plans.

         In May 1998 Sun River entered into a Letter of Intent with Empire Ventures, Inc. ("Empire") to acquire all of the outstanding shares of Empire, which owns mineral properties in Colorado in exchange for 2,300,000 shares of Sun River common stock. Empire was unable to provide to Sun River assurances that there was no material liability regarding environmental issues, and therefore the transaction was not completed.

         On  January  9,  1999,  Rio Del Sol  entered  into  an  agreement  with
Cooperativa Minera Aurifera 26 de Septiembre Poroma Ltda ("Cooperativa") concerning a prospect ("Challana"), which is located along the Challana River in the Tipuani gold mining district of Bolivia.

         Sun River Mining, Inc. received a report entitled "Review and Evaluation of the Challana Project, Tipuani Mining District, Bolivia" from
Patagonia Capital Corp. ("Patagonia") of Evergreen, Colorado. Patagonia was retained to provide an independent, third party assessment of the Challana Project and recommendations concerning the Sun River Group's financial needs. Discussions contained in the Patagonia report included the belief that "Challana is a low-risk exploration project with significant upside potential, and a property that clearly merits further exploration and development." An exploration/development budget of US$500,000 was proposed and agreed to by the parties. Rio Del Sol was to retain ownership of the capital equipment required for the project (estimated to be approximately one-half of the $500,000 required investment). Sun River did not have the funds to fulfill the contractual terms of the agreements with the Cooperativa and unsuccessfully pursued funding to meet the terms of these agreements.

         Sun River had two Bolivian subsidiaries which it has abandoned and they are dissolved. Due to the extremely difficult financial environment now present in the precious metals mining industry, the payment terms of the agreements regarding the Bolivian prospects, the marginal economics indicated in light of recent gold prices, the continuing decline in the price of gold, and the risk of doing business in a foreign country including relying on other people to manage certain aspects of the business or provide necessary professional services, neither the subsidiaries nor the Sun River was able to secure the funds, or a commitment for such funds, necessary to fulfill contractual agreements. Sun River ceased funding to its former Bolivian subsidiaries and has expensed all investment, $923,834 including the initial April 3, 1997 investment of $312,106, in such subsidiaries.

         On June 9, 1999, Sun River entered into an agreement with Compania Minera Cerros del Sur S. de R.L. de C.V. to purchase the mineral company and its principal holdings, including a mineral concession, a producing mine and a processing plant at Clavo Rico, near the city of Choluteca, southern Honduras. The companies agreed for Sun River Mining to evaluate the company for a period of up to 90 days, after which time Sun River had the option to acquire 100% of the operating company. The assets included a mining concession of approximately 500 acres and approximately 23 acres of deeded surface. On October 19, 1999, the Agreement was reaffirmed as the parties agreed that Sun River shall have up to an additional 90 days in which to continue to evaluate the property and disburse the first acquisition payment. Total purchase price was $335,000 payable in two installments within 90 days after signing a definitive agreement to purchase. The Company abandoned the agreements because it did not have adequate funds secured to fulfill any contractual agreements and the option to purchase has expired. The Company does not intend to further pursue any venture in the minerals industry.


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

     Liquidity & Capital Resources
     -----------------------------


         The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($366,906) at September 30, 2001. The Company has no current assets and no other assets at September 30, 2001.

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

         The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

         There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $366,906, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

         Management hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

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

BIOGRAPHICAL INFORMATION


         STEPHEN B. DOPPLER, age 44, was appointed President and Chairman of the Board of Directors on August 2, 2001. Prior to joining the Company, Mr. Doppler was an independent consultant for the period of 1998 to 2000. Over the past three years, he provided consulting services to more than 80 clients worldwide in 18 industry sectors, serving as a business advisor in the areas of acquisitions, debt and equity financing, initial public offerings, reverse mergers, strategic planning, fair market valuations, international diversification strategies, business reorganizations & re-structuring, and, investor relations/marketing services. From August 1996 through February 1999 he served as President and Chairman of Adamas Resources Corp., an international mineral exploration company listed on the Vancouver Stock Exchange. From 1999 to 2001 he acted as an independent consultant in mineral exploration matters. Mr. Doppler received an M.S. in Mineral Economics from the Colorado School of Mines and B.A. degrees in Geology and Economics from Bates College.

         STEPHEN W. WEATHERS, age 41, was appointed to the Sun River Mining Board of Directors on August 2, 2001. Mr. Weathers earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works for a Duke Energy Field Services which is a natural gas processing company (1999-2002).


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


DATED: February 28, 2002



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

                          Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson, C.P.A.                             Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s


Board of Directors
Sun River Mining, Inc.
Ord, NE 68862


We have  audited  the  accompanying  consolidated  balance  sheets  of Sun River
Mining, Inc. (A Development Stage Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2001 and 2000 and for the period from February 25, 1997 (date of inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Michael Johnson & Co., LLC
Denver, Colorado

December 14, 2001


                                               Sun River Mining, Inc.
                                            (Development Stage Company)
                                             Consolidated Balance Sheet
                                                   September 30,

                                                                                     2001                     2000
                                                                                     ----                     ----
ASSETS:
Current assets:
   Cash                                                                                     $ -                      $ 2
   Accounts Receivable - Shareholders                                                         -                    1,884
                                                                               -----------------        -----------------
      Total current assets                                                                    -                    1,886

Fixed assets

   Office Equipment (Net)                                                                     -                    1,156
                                                                               -----------------        -----------------
      Total fixed assets                                                                      -                    1,156
                                                                               -----------------        -----------------
TOTAL ASSETS                                                                                $ -                  $ 3,042
                                                                               =================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                    $ 43,299                $ 101,238
   Accrued Expenses                                                                     131,248                  330,509
   Directors' Fee Payable                                                                     -                    9,683
   Notes Payable                                                                        192,359                  234,003
                                                                               -----------------        -----------------
      Total current liabilities                                                         366,906                  675,433
                                                                               -----------------        -----------------
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                           -                        -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding in 2001 and  2000                         2,259,306                1,921,419
Deficit accumulated during the exploration stage                                     (2,626,212)              (2,593,810)
                                                                               -----------------        -----------------

       Total stockholders' deficit                                                     (366,906)                (672,391)
                                                                              -----------------        -----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                     $ -                  $ 3,042
                                                                               =================        =================

                                               Sun River Mining, Inc.
                                            (Development Stage Company)
                                       Consolidated Statements of Operations


                                                                                                February 25, 1997
                                                       Year Ended                               (Inception) to
                                                       September 30,                             September 30,
                                             ----------------------------------------
                                                  2001                    2000                        2001
                                             ---------------         ----------------         ----------------------
REVENUE                                      $            -           $            -           $                  -

EXPENSES:
   Abandoned Equipment                                  808                        -                            808
   Bank Charges                                           7                      199                          1,667
   Consulting                                             -                   24,000                        878,939
   Depreciation                                         348                      768                          3,178
   Directors' Fees                                        -                    2,000                         11,983
   Due Diligence                                          -                    5,378                         45,832
   Equipment Rental                                       -                        -                          1,733
   Impairment loss                                        -                        -                        923,834
   Legal and Accounting                              13,545                   14,717                         97,285
   Licenses & Fees                                        -                        -                          6,220
   Meals & Entertainment                                  -                        -                          4,119
   Office Expenses                                        -                      335                         13,781
   Officer's Salaries                                     -                   90,000                        380,750
   Postage                                                -                        -                          3,217
   Printing                                               -                        -                          5,580
   Public Relations                                     321                      425                        104,326
   Rent                                                   -                      730                          8,058
   Taxes                                                  -                       53                          4,657
   Telephone                                              -                    1,093                         30,545
   Transfer Agent Expense                             1,962                      845                          9,458
   Travel                                                 -                      185                         59,293
                                             ---------------         ----------------         ----------------------
TOTAL EXPENSES                                       16,991                  140,728                      2,595,263
                                             ---------------         ----------------         ----------------------

EXTRAORDINARY ITEMS
   Interest                                          15,411                   18,038                         71,346
   Forgiveness of Debt                                    -                  (40,397)                       (40,397)
                                             ---------------         ----------------         ----------------------

NET LOSS                                     $      (32,402)          $     (118,369)          $         (2,626,212)
                                             ===============         ================         ======================


PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding                   15,362,970               15,260,124
                                             ---------------         ----------------
NET LOSS PER COMMON SHARE                    $    (0.01)              $    (0.01)
                                             ===============         ================

                                               Sun River Mining, Inc.
                                            (Development Stage Company)
                                       Consolidated Statements of Cash Flows

                                                                                                        February 25, 1997
                                                                      Year Ended                        (Inception) to
                                                                      September 30,                      September 30,
                                                             ------------------------------------
                                                                 2001                  2000                    2001
                                                                 ----                  ----           --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                     $     (32,402)        $    (118,369)     $         (2,626,212)

Adjustments to reconcile net loss to net cash used in operations.

   Depreciation                                                        348                   768                         -
   Issuance of Common Stock for Services                           297,051                     -                   900,587
   Increase (Decrease) in Accounts Payable                         (57,939)               48,344                    43,299
   Increase (Decrease) in Accrued Liabilities                     (199,261)               38,033                   131,248
   Increase (Decrease) in Directors' Fees Payable                   (9,683)                3,000                         -
   Decrease (Increase) in Accounts Rec - Shareholder                 1,884                     -                         -
   Decrease (Increase) in Prepaid Expenses                               -                   200                         -
                                                             --------------       ---------------       -------------------

NET CASH FLOWS USED BY OPERATIONS                                       (2)              (28,024)               (1,551,078)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Notes payable                                           -                     -                   192,359
   Issuance of Common Stock                                              -                27,000                 1,358,719
                                                             --------------       ---------------       -------------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          -                27,000                 1,551,078

NET INCREASE (DECREASE) IN CASH                                         (2)               (1,024)                        -
                                                             --------------       ---------------       -------------------

CASH AT BEGINNING OF PERIOD                                             2                 1,026                          -
                                                             ---------------      ---------------       -------------------

CASH AT END OF PERIOD                                        $           -         $           2      $                  -
                                                             ==============       ===============       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for Interest                                    $      15,411         $      18,038      $             71,346
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                $           -         $           -      $                  -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS                                        $     297,051         $           -      $            900,587
                                                             ==============       ===============       ===================

                                              Sun River Mining, Inc.
                                            (Development Stage Company)
                                         Consolidated Stockholders' Equity
                                                September 30, 2001


                                                                                                Deficit
                                                                                             Accum. During
ISSUANCE OF                                                                   Common          Development
     COMMON STOCK:                                         # of Shares        Stock              Stage              Totals
                                                         ----------------- -------------- --------------------- ----------------
Inception February 25, 1997                                             -  $           -       $             -  $             -

Issuance of stock for cash 3/15/97                                100,000            100                     -              100
Issuance of stock for cash 3/31/97                                111,800        111,800                     -          111,800
Issuance of stock to Founders 3/31/97                             282,200              -                     -                -
Issuance of stock for Consolidation 4/3/97                      8,900,000        312,106                     -          312,106
Issuance of stock for cash 8/15/97                                 58,000         58,000                     -           58,000
Issuance of stock for cash 9/30/97                                 47,800         47,800                                 47,800
Net Loss for year                                                       -              -              (193,973)        (193,973)
                                                         -------------------------------- --------------------- ----------------

Balance - September 30, 1997                                    9,499,800        529,806              (193,973)         335,833
                                                         -------------------------------- --------------------- ----------------

Issuance of stock for directors services 11/30/97                  30,000         30,000                     -           30,000
Issuance of stock for cash 9/15/98                              1,000,000        200,000                     -          200,000
Consolidation stock cancelled 9/15/98                          (1,200,000)       (50,000)                    -          (50,000)
Issuance of stock for cash9/30/98                                   4,000          4,000                     -            4,000
Net Loss for year                                                       -              -              (799,451)        (799,451)
                                                         -------------------------------- --------------------- ----------------

Balance - September 30, 1998                                    9,333,800        713,806              (993,424)        (279,618)
                                                         -------------------------------- --------------------- ----------------

Issuance of stock for cash  10/9/98                               424,670        159,367                     -          159,367
Issuance of stock for directors services 1/7/99                   800,000         40,000                     -           40,000
Issuance of stock for cash 1/15/99                                750,000        296,125                     -          296,125
Issuance of stock for directors services 1/21/99                  500,000        276,500                     -          276,500
Issuance of stock for cash 2/2/99                                 150,000         70,313                     -           70,313
Issuance of stock for cash  4/6/99                                904,500        122,108                     -          122,108
Issuance of stock for directors salaries 6/30/99                1,400,000        147,000                     -          147,000
Issuance of stock for cash 9/30/99                                800,000         69,200                     -           69,200
Net Loss for year                                                       -              -            (1,482,017)      (1,482,017)
                                                         -------------------------------- --------------------- ----------------

Balance - September 30, 1999                                   15,062,970      1,894,419            (2,475,441)        (581,022)
                                                         -------------------------------- --------------------- ----------------

Issuance of stock for cash 9/15/2000                              300,000         27,000                     -           27,000
Net Loss for year                                                       -              -              (118,369)        (118,369)
                                                         -------------------------------- --------------------- ----------------

Balance - September 30, 2000                                   15,362,970      1,921,419            (2,593,810)        (672,391)
                                                         -------------------------------- --------------------- ----------------

Extinquishment of debt                                                  -        337,887                     -          337,887
Net Loss for year                                                       -              -               (32,402)         (32,402)
                                                         -------------------------------- --------------------- ----------------

Balance - September 30, 2001                                   15,362,970  $   2,259,306       $    (2,626,212) $      (366,906)
                                                         ================= ============== ===================== ================

                             SUN RIVER MINING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

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

         DEVELOPMENT STAGE:

         The Company has not earned significant revenues from planned principal operations or raising capital for exploration and acquisition of mining property. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001


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

NOTE 2 - LOANS PAYABLE:

         Loans payable as of September 30, 2001 consist of the following:

                                                                                    2001              2000
                                                                                ----------------------------
         Loan payable to Glen Pahnke for payment of company
         expenses, incurring interest at 8%, due upon demand.                      10,000            10,000

         Loan payable to Randy McCall for unpaid company
         expenses, incurring interest at 8%, due upon demand.                          -0-           50,706

         Loan payable to Steve Weather for payment of company
         expenses, incurring interest at 8%, due upon demand.                       7,462                -0-

         Loan payable to Paul Enright for payment of company
         expenses, incurring interest at 8%, due upon demand.                       9,897             8,297

         Note payable to Dakota Partners dated January 25, 1999,
         incurring interest at 12%, due upon demand.                              165,000           165,000
                                                                                ----------          -------

                  TOTAL NOTES PAYABLE                                           $ 192,359          $234,003
                                                                                =========          ========


                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001


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

          Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 SEPTEMBER 30
                                                                    2001

         Deferred Tax Liability                               $             0
                                                               ================
         Deferred Tax Assets
                  Net Operating Loss Carryforwards                   2,626,212
                  Book/Tax Differences in Bases of Assets                    0
                  Less Valuation Allowance                          (2,626,212)
         Total Deferred Tax Assets                            $              0
                                                              =================
         Net Deferred Tax Liability                           $              0
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

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001


NOTE 6 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operations losses. As shown in the financial statements, the Company incurred net losses of $2,626,212 through 2001. At September 30, 2001, current liabilities exceed current assets by $366,906. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern.

         Management believes that actions being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The action being taken is to search for Company's that wish to merge or be acquired.

NOTE 7 - FORGIVENESS OF DEBT:

          In August 2001 the former officer's and director's signed Company Settlement Agreements, which were to forgive all accrued salaries and directors fees up to and including August, 2001. These payables amounted to $337,887. In August 2000 a balance owed to Community Bank of Boulder in the amount of $40,397 was forgiven by the bank, as it was more than 3-years old. This was a disputed amount and the bank forgave the indebtedness.