Form 10QSB
period 2001-12-31
SUN RIVER MINING INC
filed 2002-03-05
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
December 31, 2001                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization

P. O. Box 723, Evergreen, Colorado                     80437
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

                         15,362,970 as of December 31, 2001

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                                Sun River Mining, Inc.
                                           (A Development Stage Company)
                                                    Balance Sheet
                                                     (Unaudited)

                                                                              December 31,              September 30,
                                                                                  2001                      2001
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                      $             -           $              -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                 $             -           $              -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                          $        43,299           $         43,299
   Accrued Expenses                                                                   18,858                    131,248
   Notes Payable                                                                     194,904                    192,359
                                                                            -----------------         ------------------

Total Current Liabilities                                                            257,061                    366,906
                                                                            -----------------         ------------------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding in 2001                                2,371,696                  2,259,306
Deficit accumulated during the exploratory stage                                  (2,628,757)                (2,626,212)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                         (257,061)                  (366,906)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $             -           $            $ -
                                                                            =================         ==================


                      The accompanying notes are an integral part of these financial statements.

                                                Sun River Mining, Inc.
                                           (A Development Stage Company)
                                               Statement of Operations
                                                     (Unaudited)


                                                     Three-Months Ended                Feb. 25, 1997
                                                       December 31,                   (Inception) to
                                               -------------------------------          December 31,
                                                   2001              2000                   2001
                                               -------------     -------------         ---------------
REVENUE                                        $          -      $          -          $            -

EXPENSES:
   Abandoned Equipment                                    -                 -                     808
   Bank Charges                                           -                 7                   1,667
   Consulting                                             -                 -                 878,939
   Depreciation                                           -               116                   3,178
   Directors' Fees                                        -                 -                  11,983
   Due Diligence                                          -                 -                  45,832
   Equipment Rental                                       -                 -                   1,733
   Impairment loss                                        -                 -                 923,834
   Legal & Accounting                                 2,000             1,531                  99,285
   Licenses & Fees                                        -                 -                   6,220
   Meals & Entertainment                                  -                 -                   4,119
   Office Expenses                                        -                 -                  13,781
   Officer's Salaries                                     -                 -                 380,750
   Postage & Shipping                                     -                 -                   3,217
   Printing                                               -                 -                   5,580
   Public Relations                                       -                 -                 104,326
   Rent                                                   -                 -                   8,058
   Taxes                                                  -                 -                   4,657
   Telephone                                              -                 -                  30,545
   Transfer Agent Expense                               545               375                  10,003
   Travel                                                 -                 -                  59,293
                                               -------------     -------------         ---------------
TOTAL EXPENSES                                        2,545             2,029               2,597,808

EXTRAORDINARY (GAIN)
   Interest                                               -             5,137                  71,346
   Forgiveness of Debt                                    -                 -                 (40,397)
                                               -------------     -------------         ---------------
NET (LOSS)                                     $     (2,545)     $     (7,166)         $   (2,628,757)
                                               -------------     -------------         ---------------



PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding                   15,362,970        15,362,970
                                               -------------     -------------

NET LOSS PER COMMON SHARE                           *                 *
                                               =============     =============

* Less than $.01


                      The accompanying notes are an integral part of these financial statements.

                                                   Sun River Mining, Inc.
                                               (A Development Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                            Three-Months Ended             Feb. 25, 1997
                                                                              December 31                   (Inception) to
                                                                      -------------------------------         December 31,
                                                                         2001               2000                2001
                                                                      ------------      -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $    (2,545)      $     (7,166)     $     (2,628,757)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                 -                116                     -
   Issuance of Common Stock for Services                                        -                  -               900,587
   Increase (Decrease) in Accounts Payable                                      -             32,018                43,299
   Increase (Decrease) in Accrued Liabilities                                   -                 (9)               18,858
                                                                      ------------      -------------     -----------------

Net Cash Flows Used by Operations                                          (2,545)            24,959            (1,666,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Notes Payable                                                   -            (24,959)                    -
   Proceeds from Notes Payable                                              2,545                  -               194,904
   Issuance of Common Stock                                                     -                  -             1,471,109
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                             2,545            (24,959)            1,666,013

Net Increase (Decrease) in Cash                                                 -                  -                     -
                                                                      ------------      -------------     -----------------

Cash and cash equivalents - Beginning of period                                 -                  2                     -
                                                                      ------------      -------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $         -       $          2      $              -
                                                                      ============      =============     =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                        $         -       $      5,137      $         71,346
                                                                      ============      =============     =================
      Income Taxes                                                    $         -       $          -      $              -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS

    Common stock issued in exchange for services                      $         -       $          -      $        900,587
                                                                      ============      =============     =================



                         The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (A Development Stage Company)
                                          Statement of Stockholder's Equity (Deficit)
                                                        December 31, 2001
                                                          (Unaudited)

                                                                                           Deficit
                                                                                          Accumulated
                                                     Common Stock                         During the
                                                  ----------------------------------      Development
                                                   # of Shares           Amount             Stage                 Totals
                                                  ---------------    ---------------     ----------------     --------------

Inception  - February 25, 1997                                 -     $            -      $             -      $           -

Issuance of stock for cash                               100,000                100                    -                100
Issuance of stock for cash                               111,800            111,800                    -            111,800
Issuance of stock to Founders                            282,200                  -                    -                  -
Issuance of stock for Consolidation                    8,900,000            312,106                    -            312,106
Issuance of stock for cash                                58,000             58,000                    -             58,000
Issuance of stock for cash                                47,800             47,800                                  47,800
Net Loss                                                       -                  -             (193,973)          (193,973)
                                                  ---------------    ---------------     ----------------     --------------
Balance - September 30, 1997                           9,499,800            529,806             (193,973)           335,833
                                                  ---------------    ---------------     ----------------     --------------

Issuance of stock for compensation                        30,000             30,000                    -             30,000
Issuance of stock for cash                             1,000,000            200,000                    -            200,000
Consolidation stock cancelled                         (1,200,000)           (50,000)                   -            (50,000)
Issuance of stock for cash                                 4,000              4,000                    -              4,000
Net Loss for year                                              -                  -             (799,451)          (799,451)
                                                  ---------------    ---------------     ----------------     --------------
Balance - September 30, 1998                           9,333,800            713,806             (993,424)          (279,618)
                                                  ---------------    ---------------     ----------------     --------------

Issuance of stock for cash                               424,670            159,367                    -            159,367
Issuance of stock for compensation                       800,000             40,000                    -             40,000
Issuance of stock for cash                               750,000            296,125                    -            296,125
Issuance of stock for compensation                       500,000            276,500                    -            276,500
Issuance of stock for cash                               150,000             70,313                    -             70,313
Issuance of stock for cash & services                    904,500            122,108                    -            122,108
Issuance of stock for compensation                     1,400,000            147,000                    -            147,000
Issuance of stock for compensation                       800,000             69,200                                  69,200
Net Loss for year                                                                             (1,482,017)        (1,482,017)
                                                  ---------------    ---------------     ----------------     --------------
Balance - September 30, 1999                          15,062,970          1,894,419           (2,475,441)          (581,022)
                                                  ---------------    ---------------     ----------------     --------------

Issuance of stock for cash                               300,000             27,000                    -             27,000
Net Loss for year                                              -                  -             (118,369)          (118,369)
                                                  ---------------    ---------------     ----------------     --------------
Balance - September 30, 2000                          15,362,970          1,921,419           (2,593,810)          (672,391)
                                                  ---------------    ---------------     ----------------     --------------

Extinquishment of Debt                                         -            337,887                    -            337,887
Net Loss for Year                                              -                  -              (32,402)           (32,402)
                                                  ---------------    ---------------     ----------------     --------------

Balance - September 30, 2001                          15,362,970          2,259,306           (2,626,212)          (366,906)
                                                  ---------------    ---------------     ----------------     --------------

Extinquishment of Debt                                         -            112,390                    -            112,390
Net Loss for the Period                                        -                  -               (2,545)            (2,545)
                                                  ---------------    ---------------     ----------------     --------------

Balance - December 31, 2001                           15,362,970     $    2,371,696      $    (2,628,757)     $    (257,061)
                                                  ===============    ===============     ================     ==============


                           The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)



NOTE 1 - PRESENTATION OF INTERIM INFORMATION:
         ------------------------------------

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2001 and the results of operations for the three-months ended December 31, 2001 and 2000, and cash flows for the three-months ended December 31, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2001, and the reader is cautioned to review the Audited Financial Statements for the year ended September 30, 2001 and accompanying footnotes thereto.

NOTE 2 - EXTINQUISHMENT OF DEBT:
         ----------------------

In December 2001 a former officer signed a Company Settlement Agreement, which was to forgive all accrued salaries up to and including December 2001. This was in the amount of $112,390.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company had no revenues in the period in 2001 or 2000. The Company incurred operating expenses for the three month period of $2,545 in 2001 compared to $2,029 in the same period in 2000. The Company recorded a net operating loss of $(2,545) for the 2001 period as compared to ($7,166) (including interest accrual) for the same period in 2000.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter was less than ($0.01) compared to less than ($0.01) in the same fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($257,061) at December 31, 2001. The Company has no current assets and no other assets at December 31, 2001.

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

     The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time. The Company has current liabilities of $257,061 which exceed total assets by approximately $257,061.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information:

                    In extinquishment of $112,390 in salary claims, Steven Davis agreed to accept S-8 stock for a value of $22,478 in the Settlement Agreement.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended December 31, 2001. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: March 5, 2002

                                          SUN RIVER MINING, INC.



                                          by:/s/Stephen B. Doppler
                                          Stephen B. Doppler, President