Form 10KSB/A
period 2001-09-30
SUN RIVER MINING INC
filed 2002-04-01
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                Amendment No. 2
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



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


Dated: March 29, 2002



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


                                          DIRECTORS:

                                          /s/Randy McCall
                                          ---------------------------------
                                          Director

                                          /s/Thomas Anderson
                                          ---------------------------------
                                          Director

                             SUN RIVER MINING, INC.
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Restated)

                             SUN RIVER MINING, INC.
                                 AUDIT REPORT
                           SEPTEMBER 30, 2000 AND 1999
                                   (Restated)

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


/s/Michael Johnson & Co., LLC
Denver, Colorado
December 14, 2001
March 27, 2002


                                               Sun River Mining, Inc.
                                            (Development Stage Company)
                                             Consolidated Balance Sheet
                                                   September 30,


                                                                                 (Restated)
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

                                               Sun River Mining, Inc.
                                            (Development Stage Company)
                                       Consolidated Statements of Operations


                                              (Restated)                                        February 25, 1997
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

OTHER INCOME AND EXPENSE
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

                                               Sun River Mining, Inc.
                                            (Development Stage Company)
                                       Consolidated Statements of Cash Flows

                                                (Indirect Method)

                                                             (Restated)                                 February 25, 1997
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

                                              Sun River Mining, Inc.
                                            (Development Stage Company)
                                         Consolidated Stockholders' Equity
                                                September 30, 2001

                                                                                              (Restated)
                                                                                                Deficit
                                                                             (Restated)      Accum. During
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

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT):
         -------------------------------------------------------------------

         FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------

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

         OTHER COMPREHENSIVE INCOME
         --------------------------

         The Company has no material  components of other  comprehensive  income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 - LOANS PAYABLE:
         --------------

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


NOTE 3 - FEDERAL INCOME TAX:
         -------------------

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

          Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               SEPTEMBER 30
                                                                    2001
                                                                    ----

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

NOTE 4 - NET (LOSS) PER COMMON SHARE:
         ---------------------------

          The net (loss) per common share of the common stock is computed based on the weighted average number of shares outstanding.

NOTE 5 - OPTION AGREEMENT:
         ----------------

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

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001

NOTE 6 - RESTATEMENT OF FINANCIALS:
         -------------------------

          These consolidated financials have been restated according to APB 20, paragraph 37. The forgiveness of debt in Note 8 was incorrectly stated in the previously filed financials. It was included in other income and expenses and should have been reported in the capital section as an addition to the stock value as it is for officers and directors of the Company.

NOTE 7 - GOING CONCERN:
         -------------

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

          The Company's management has indicated that it will seek loans from its officers, directors and affiliates, in order to fund the minimal operating costs prior to merging with another company. There is no committed source of any funds at this report date. The Company has no source of financing for a merger or acquisition, and management has indicated that in all likelihood, financing will have to be sought at the time of any merger or acquisition, and no sources of any such financing have been identified at this report date. Any financing would be dependent upon many factors which cannot be predicted without identification of a target, but which could include, but are not limited to, capital structures of acquiree and acquiror, debt or equity preferences, market prices of company shares, profit or loss history of target, capital needs of target, debt of company, general economic conditions, and financial transaction structure.

NOTE 8 - FORGIVENESS OF DEBT:
         -------------------

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