Form 10QSB/A
period 2001-12-31
SUN RIVER MINING INC
filed 2002-04-01
CIK 1039466

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


                                                (Restated)
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

OTHER INCOME AND EXPENSES
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


Dated: March 29, 2002


                                          SUN RIVER MINING, INC.


                                          by:/s/Stephen B. Doppler
                                          -----------------------------
                                          Stephen B. Doppler, President