Form 10KSB/A
period 2001-09-30
SUN RIVER MINING INC
filed 2002-04-17
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                Amendment No. 3
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



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


Dated: April 17, 2002



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

                          Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson, C.P.A.                             Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s


Board of Directors
Sun River Mining, Inc.
Evergreen, Colorado  80437


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


The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated  financials have been restated according to APB 20, paragraph
37. The forgiveness of debt in Note 8 was incorrectly stated in the financial statements attached to Audit Report dated September 30, 2001. It was included in other income and expenses and should have been reported in the capital section as an addition to the stock value as it was from officers and directors of the Company.



/s/Michael Johnson & Co., LLC
Denver, Colorado
March 27, 2002


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