Form 10QSB
period 2002-03-31
SUN RIVER MINING INC
filed 2002-05-03
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
March 31, 2002                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization


P. O. Box 723, Evergreen, Colorado                     80437
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

                         15,362,970 as of March 31, 2002

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Sun River Mining, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Sun River Mining, Inc. (A Development Stage Company) as of March 31, 2002 and the related statements of operations for the three and six-months ended March 31, 2002, cash flows and stockholders' equity for the six-months ended March 31, 2002 and for February 25, 1997 (Inception to March 31, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 14, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co., LLC
Denver, CO
April 26, 2002

                                                Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                                    Balance Sheet
                                                     (Unaudited)


                                                                                   March 31,               September 30,
                                                                                      2002                      2001
                                                                                -----------------         -----------------
ASSETS:
Current assets:

   Cash                                                                                      $ -                       $ -
                                                                                -----------------         -----------------
TOTAL ASSETS                                                                                 $ -                       $ -
                                                                                =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts Payable                                                                     $ 60,143                  $ 43,299
   Accrued Expenses                                                                       18,858                   131,248
   Notes Payable                                                                         195,154                   192,359
                                                                                -----------------         -----------------
Total Current Liabilities                                                                274,155                   366,906
                                                                                -----------------         -----------------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                           -                         -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for March 31, 2002                         2,371,696                 2,259,306
   2000 and 15,362,970 shares issued and outstanding for
   September, 2001
Deficit accumulated during the exploratory stage                                      (2,645,851)               (2,626,212)
                                                                                -----------------         -----------------
Total Stockholders' Equity (Deficit)                                                    (274,155)                 (366,906)
                                                                                -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ -                       $ -
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

                                               Sun River Mining, Inc.
                                             (Exploration Stage Company)
                                               Statement of Operations
                                                     (Unaudited)

                                                                                                Feb. 25, 1997
                                    Three-Months Ended              Six-Months Ended           (Inception) to
                                         March 31,                      March 31,               March 31,
                                 --------------------------     --------------------------
                                    2002           2001            2002           2001           2002
                                 -----------    -----------     -----------    -----------    ------------

REVENUE                                 $ -            $ -             $ -            $ -             $ -

EXPENSES:
   Abandoned Equipment                    -              -               -              -             808
   Bank Charges                           -              -               -              7           1,667
   Consulting                             -              -               -              -         878,939
   Depreciation                           -            116               -            232           3,178
   Directors' Fees                        -              -               -              -          11,983
   Due Diligence                          -              -               -              -          45,832
   Equipment Rental                       -              -               -              -           1,733
   Impairment loss                        -              -               -              -         923,834
   Legal & Accounting                16,844            751          18,844          2,282         116,129
   Licenses & Fees                        -              -               -              -           6,220
   Meals & Entertainment                  -              -               -              -           4,119
   Office Expenses                        -              -               -              -          13,781
   Officer's Salaries                     -              -               -              -         380,750
   Postage & Shipping                     -              -               -              -           3,217
   Printing                               -              -               -              -           5,580
   Public Relations                       -              -               -              -         104,326
   Rent                                   -              -               -              -           8,058
   Taxes                                  -              -               -              -           4,657
   Telephone                              -              -               -              -          30,545
   Transfer Agent Expense               250            375             795            750          10,253
   Travel                                 -              -               -              -          59,293
                                 -----------    -----------     -----------    -----------    ------------
TOTAL EXPENSES                       17,094          1,242          19,639          3,271       2,614,902

EXTRAORDINARY (GAIN)

   Interest                               -          5,137               -         10,274          71,346
   Forgiveness of Debt                    -              -               -              -         (40,397)
                                 -----------    -----------     -----------    -----------    ------------

NET (LOSS)                        $ (17,094)      $ (6,379)      $ (19,639)     $ (13,545)    $ (2,645,851)
                                 -----------    -----------     -----------    -----------    ------------

PER SHARE INFORMATION:
   Weighted average number of
     common shares outstanding   15,362,970     15,362,970      15,362,970     15,362,970
                                 -----------    -----------     -----------    -----------

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

                                                   Sun River Mining, Inc.
                                                 (Exploration Stage Company)
                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                                                           Feb. 25, 1997
                                                                             Six-Months Ended              (Inception) to
                                                                                March 31,                     March 31,
                                                                      -------------------------------
                                                                         2002               2001                2002
                                                                      ------------      -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                 $(19,639)          $(13,545)         $ (2,645,851)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                 -                116                     -
   Issuance of Common Stock for Services                                        -                  -               900,587
   Increase (Decrease) in Accounts Payable                                 16,844            (31,058)               60,143
   Increase (Decrease) in Accrued Liabilities                                   -             44,265                18,858
   Decrease (Increase) in Accounts Rec - Shareholders                           -                  -                     -
   Decrease (Increase) in Prepaid Expenses                                      -                220                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Used by Operating Activities                                (2,795)                (2)           (1,666,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Fixed Assets                                                  -                  -                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                              2,795                  -               195,154
   Issuance of Common Stock                                                     -                  -             1,471,109
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                             2,795                  -             1,666,263

Net Increase (Decrease) in Cash                                                 -                 (2)                    -
                                                                      ------------      -------------     -----------------

Cash and cash equivalents - Beginning of period                                 -                  2                     -
                                                                      ------------      -------------     -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ -                $ -                   $ -
                                                                      ============      =============     =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
      Interest                                                                $ -           $ 10,274              $ 71,346
                                                                      ============      =============     =================
      Income Taxes                                                            $ -                $ -                   $ -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                              $ -                $ -               900,587
                                                                      ============      =============     =================

                        The accompanying notes are an integral part of these financial statements.

                                                     Sun River Mining, Inc.
                                                  (Exploration Stage Company)
                                                      Stockholder's Equity
                                                         March 31, 2002
                                                          (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                                                         During the
                                                          Common Stock                  Exploration
                                                 ---------------------------------
                                                  # of Shares          Amount              Stage               Totals
                                                 ---------------   ---------------     ---------------      --------------

Inception  - February 25, 1997                                -               $ -                 $ -                 $ -

Issuance of stock for cash                              100,000               100                   -                 100
Issuance of stock for cash                              111,800           111,800                   -             111,800
Issuance of stock to Founders                           282,200                 -                   -                   -
Issuance of stock for Consolidation                   8,900,000           312,106                   -             312,106
Issuance of stock for cash                               58,000            58,000                   -              58,000
Issuance of stock for cash                               47,800            47,800                                  47,800
Net Loss                                                      -                 -            (193,973)           (193,973)
                                                 ---------------   ---------------     ---------------      --------------
Balance - September 30, 1997                          9,499,800           529,806            (193,973)            335,833
                                                 ---------------   ---------------     ---------------      --------------

Issuance of stock for compensation                       30,000            30,000                   -              30,000
Issuance of stock for cash                            1,000,000           200,000                   -             200,000
Consolidation stock cancelled                        (1,200,000)          (50,000)                  -             (50,000)
Issuance of stock for cash                                4,000             4,000                   -               4,000
Net Loss for year                                             -                 -            (799,451)           (799,451)
                                                 ---------------   ---------------     ---------------      --------------
Balance - September 30, 1998                          9,333,800           713,806            (993,424)           (279,618)
                                                 ---------------   ---------------     ---------------      --------------

Issuance of stock for cash                              424,670           159,367                   -             159,367
Issuance of stock for compensation                      800,000            40,000                   -              40,000
Issuance of stock for cash                              750,000           296,125                   -             296,125
Issuance of stock for compensation                      500,000           276,500                   -             276,500
Issuance of stock for cash                              150,000            70,313                   -              70,313
Issuance of stock for cash & services                   904,500           122,108                   -             122,108
Issuance of stock for compensation                    1,400,000           147,000                   -             147,000
Issuance of stock for compensation                      800,000            69,200                                  69,200
Net Loss for year                                                                          (1,482,017)         (1,482,017)
                                                 ---------------   ---------------     ---------------      --------------
Balance - September 30, 1999                         15,062,970         1,894,419          (2,475,441)           (581,022)
                                                 ---------------   ---------------     ---------------      --------------

Issuance of stock for cash                              300,000            27,000                   -              27,000
Net Loss for year                                             -                 -            (118,369)           (118,369)
                                                 ---------------   ---------------     ---------------      --------------
Balance - September 30, 2000                         15,362,970         1,921,419          (2,593,810)           (672,391)
                                                 ---------------   ---------------     ---------------      --------------

Extinquishment of Debt                                        -           337,887                   -             337,887
Net Loss for Year                                             -                 -             (32,402)            (32,402)
                                                 ---------------   ---------------     ---------------      --------------

Balance - September 30, 2001                         15,362,970         2,259,306          (2,626,212)           (366,906)
                                                 ---------------   ---------------     ---------------      --------------

Extinquishment of Debt                                        -           112,390                   -             112,390
Net Loss for Period                                           -                 -             (19,639)            (19,639)
                                                 ---------------   ---------------     ---------------      --------------

Balance - March 31, 2002                             15,362,970        $2,371,696         $(2,645,851)         $ (274,155)
                                                 ===============   ===============     ===============      ==============

                        The accompanying notes are an integral part of these financial statements.

                              SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)





NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-months and the six-months ended March 31, 2002 and 2001, and cash flows for the six-months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD IN 2001

     The Company had no revenues in the period in 2002 or 2001. The Company incurred expenses of $17,094 in the period in 2002 compared to $1,242 in the same period in 2001. The Company had a net loss of ($17,094) in the quarter in 2002 compared to a net loss of ($6,379) in the same period in 2001. Loss per share was less than ($.01) per share in the period in 2002 and 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company incurred operating expenses for the six month period of $19,639 in 2002 compared to $3,271 in the same six month period in 2001. The Company recorded a net operating loss of $(19,639) for the 2002 period as compared to ($13,545) for the same period in fiscal year 2001. The loss per share was less than $.01 in the period in 2002 and 2001.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had no current assets at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At March 31, 2002, the Company had no accounts receivable. The Company has current liabilities of $274,155 which exceed assets by approximately $274,155.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2002. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 3, 2002

                                          SUN RIVER MINING, INC.



                                          by:/s/Stephen B. Doppler
                                          Stephen B. Doppler, President