Form 10QSB
period 2002-06-30
SUN RIVER MINING INC
filed 2002-08-21
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
June 30, 2002                                            000-29621

                             SUN RIVER MINING, INC.
                             ----------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization

P. O. Box 723, Evergreen, Colorado                     80437
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

                         15,362,970 as of June 30, 2002

                             SUN RIVER MINING, INC.

                          (AN EXPORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303 796 0099
                               Fax: 303 796 0137





          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'


Board of Directors
Sun River Mining, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Sun River Mining, Inc. (A Development Stage Company) as of June 30, 2002 and the related statements of operations for the three and nine-months ended June 30, 2002 and 2001 and February 25, 1997 (Inception) to June 30, 2002, and cash flows for the nine-months ended June 30, 2002 and 2001 and for February 25, 1997 (Inception) to June 30, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is to express an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 14, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
August 9, 2002


                                     Sun River Mining, Inc.
                                  (Exploration Stage Company)
                                   Consoidated Balance Sheets
                                          (Unaudited)


                                                                                    June 30,               September 30,
                                                                                      2002                      2001
                                                                                -----------------         -----------------
ASSETS:
Current assets:
   Cash                                                                                      $ -                       $ -
                                                                                -----------------         -----------------

TOTAL ASSETS                                                                                 $ -                       $ -
                                                                                =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                     $ 60,143                  $ 43,299
   Accrued Expenses                                                                       18,858                   131,248
   Notes Payable                                                                         195,729                   192,359
                                                                                -----------------         -----------------

Total Current Liabilities                                                                274,730                   366,906
                                                                                -----------------         -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                           -                         -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for June 30, 2002                          2,371,696                 2,259,306
   2000 and 15,362,970 shares issued and outstanding for
   September, 2001
Deficit accumulated during the exploratory stage                                      (2,646,426)               (2,626,212)
                                                                                -----------------         -----------------
Total Stockholders' Equity (Deficit)                                                    (274,730)                 (366,906)
                                                                                -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ -                       $ -
                                                                                =================         =================



                         See Accountants' Review Report


                                     Sun River Mining, Inc.
                                  (Exploration Stage Company)
                             Consolidated Statements of Operations
                                          (Unaudited)


                                                                                                Feb. 25, 1997
                                    Three-Months Ended             Nine-Months Ended            (Inception) to
                                         June 30,                      June 30,                 June 30,
                                       2002          2001           2002           2001           2002
                                      ------        ------         ------         ------        --------------
Revenue                                 $ -           $ -             $ -            $ -             $ -

Expenses:
   Abandoned Equipment                    -             -               -              -             808
   Bank Charges                           -             -               -              7           1,667
   Consulting                             -             -               -              -         878,939
   Depreciation                           -           116               -            348           3,178
   Directors' Fees                        -             -               -              -          11,983
   Due Diligence                          -             -               -              -          45,832
   Equipment Rental                       -             -               -              -           1,733
   Impairment loss                        -             -               -              -         923,834
   Legal & Accounting                     -         6,242          18,844          8,524         116,129
   Licenses & Fees                        -             -               -              -           6,220
   Meals & Entertainment                  -             -               -              -           4,119
   Office Expenses                      200             -             200              -          13,981
   Officer's Salaries                     -             -               -              -         380,750
   Postage & Shipping                     -             -               -              -           3,217
   Printing                               -             -               -              -           5,580
   Public Relations                       -             -               -              -         104,326
   Rent                                   -             -               -              -           8,058
   Taxes                                  -             -               -              -           4,657
   Telephone                              -             -               -              -          30,545
   Transfer Agent Expense               375           375           1,170          1,125          10,628
   Travel                                 -             -               -              -          59,293
                                     -------    ----------      ----------     ----------    ------------
Total Expenses                          575         6,733          20,214         10,004       2,615,477

EXTRAORDINARY (GAIN)
   Interest                               -         5,137               -         15,411          71,346
   Forgiveness of Debt                    -             -               -              -         (40,397)
                                     -------    ----------      ----------     ----------    ------------
Net (Loss)                           $ (575)    $ (11,870)      $ (20,214)     $ (25,415)    $ (2,646,426)
                                     -------    ----------      ----------     ----------    ------------

Per Share Information:

   Weighted average number of
     common shares outstanding   15,362,970    15,362,970       15,362,970    15,362,970
                                 ----------    ----------       ----------    ----------
Net Loss per Common Share            *             *                *             *
                                 ----------    ----------       ----------    ----------

* Less than $.01


                         See Accountants' Review Report


                                     Sun River Mining, Inc.
                                  (Exploration Stage Company)
                    Consolidated Statement of Stockholders' Equity (Deficit)
                                         June 30, 2002
                                          (Unaudited)



                                                                                            Deficit
                                                                                          Accumulated
                                                                                          During the
                                                    Common Stock                          Exploration
                                                  # of Shares           Amount               Stage              Totals
                                                 ---------------    ---------------     ----------------     --------------
Inception  - February 25, 1997                                -                $ -                  $ -                $ -

Issuance of stock for cash                              100,000                100                    -                100
Issuance of stock for cash                              111,800            111,800                    -            111,800
Issuance of stock to Founders                           282,200                  -                    -                  -
Issuance of stock for Consolidation                   8,900,000            312,106                    -            312,106
Issuance of stock for cash                               58,000             58,000                    -             58,000
Issuance of stock for cash                               47,800             47,800                                  47,800
Net Loss                                                      -                  -             (193,973)          (193,973)
                                                 ---------------    ---------------     ----------------     --------------
Balance - September 30, 1997                          9,499,800            529,806             (193,973)           335,833
                                                 ---------------    ---------------     ----------------     --------------
Issuance of stock for compensation                       30,000             30,000                    -             30,000
Issuance of stock for cash                            1,000,000            200,000                    -            200,000
Consolidation stock cancelled                        (1,200,000)           (50,000)                   -            (50,000)
Issuance of stock for cash                                4,000              4,000                    -              4,000
Net Loss for year                                             -                  -             (799,451)          (799,451)
                                                 ---------------    ---------------     ----------------     --------------
Balance - September 30, 1998                          9,333,800            713,806             (993,424)          (279,618)
                                                 ---------------    ---------------     ----------------     --------------
Issuance of stock for cash                              424,670            159,367                    -            159,367
Issuance of stock for compensation                      800,000             40,000                    -             40,000
Issuance of stock for cash                              750,000            296,125                    -            296,125
Issuance of stock for compensation                      500,000            276,500                    -            276,500
Issuance of stock for cash                              150,000             70,313                    -             70,313
Issuance of stock for cash & services                   904,500            122,108                    -            122,108
Issuance of stock for compensation                    1,400,000            147,000                    -            147,000
Issuance of stock for compensation                      800,000             69,200                                  69,200
Net Loss for year                                                                            (1,482,017)        (1,482,017)
                                                 ---------------    ---------------     ----------------     --------------
Balance - September 30, 1999                         15,062,970          1,894,419           (2,475,441)          (581,022)
                                                 ---------------    ---------------     ----------------     --------------
Issuance of stock for cash                              300,000             27,000                    -             27,000
Net Loss for year                                             -                  -             (118,369)          (118,369)
                                                 ---------------    ---------------     ----------------     --------------
Balance - September 30, 2000                         15,362,970          1,921,419           (2,593,810)          (672,391)
                                                 ---------------    ---------------     ----------------     --------------
Extinquishment of Debt                                        -            337,887                    -            337,887
Net Loss for Year                                             -                  -              (32,402)           (32,402)
                                                 ---------------    ---------------     ----------------     --------------
Balance - September 30, 2001                         15,362,970          2,259,306           (2,626,212)          (366,906)
                                                 ---------------    ---------------     ----------------     --------------
Extinquishment of Debt                                        -            112,390                    -            112,390
Net Loss for Period                                           -                  -              (20,214)           (20,214)
                                                 ---------------    ---------------     ----------------     --------------
Balance - June 30, 2002                              15,362,970         $2,371,696          $(2,646,426)        $ (274,730)
                                                 ===============    ===============     ================     ==============


                         See Accountants' Review Report


                                     Sun River Mining, Inc.
                                  (Exploration Stage Company)
                             Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                                                           Feb. 25, 1997
                                                                            Nine-Months Ended              (Inception) to
                                                                                 June 30,                   June 30,
                                                                         2002               2001                2002
                                                                      ------------      -------------     -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(20,214)          $(25,415)         $ (2,646,426)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                 -                348                     -
   Issuance of Common Stock for Services                                        -                  -               900,587
   Increase (Decrease) in Accounts Payable                                 16,844            (54,644)               60,143
   Increase (Decrease) in Accrued Liabilities                                   -             77,827                18,858
   Decrease (Increase) in Accounts Rec - Shareholders                           -              1,884                     -
   Decrease (Increase) in Prepaid Expenses                                      -                  -                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Used by Operating Activities                                (3,370)                 -            (1,666,838)

Cash Flows from Investing Activities:
   Acquisition of Fixed Assets                                                  -                  -                     -
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Investing Activities                                 -                  -                     -

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                              3,370                  -               195,729
   Issuance of Common Stock                                                     -                  -             1,471,109
                                                                      ------------      -------------     -----------------
Net Cash Flows Provided by Financing Activities                             3,370                  -             1,666,838

Net Increase (Decrease) in Cash                                                 -                  -                     -
                                                                      ------------      -------------     -----------------
Cash and cash equivalents - Beginning of period                                 -                  2                     -
                                                                      ------------      -------------     -----------------
Cash and cash equivalents - End of period                                     $ -                $ 2                   $ -
                                                                      ============      =============     =================



Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                $ -                $ -              $ 71,346
                                                                      ============      =============     =================
      Income Taxes                                                            $ -                $ -                   $ -
                                                                      ============      =============     =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                              $ -                $ -               900,587
                                                                      ============      =============     =================



                         See Accountants' Review Report

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and nine-months ended June 30, 2002 and 2001, and cash flows for the nine-months ended June 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2001.

Note 2 - Going Concern:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     The Company incurred operating expenses for the three month period of $575 in 2002 compared to $6,733 in the same period in 2001. The Company recorded a net operating loss of $(575) for the 2002 period as compared to ($11,870) for the same period in fiscal year 2002.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the fiscal quarter was less than ($.01) in 2002 and 2001.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     The Company incurred operating expenses for the nine month period of $20,214 in 2002 compared to $25,415 in the same nine month period in 2001. The Company recorded a net operating loss of $(20,214) for the 2002 period as compared to ($25,415) for the same period in fiscal year 2001.

     The Company losses are expected to continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the period was less than ($.01) in 2002 and 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had no current assets at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2002, it had no accounts receivable. The Company has current liabilities of $274,730 which exceed current assets by approximately $274,730.

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

Dated: August 20, 2002

                                          SUN RIVER MINING, INC.



                                          by: /s/ Stephen B. Doppler
                                              ------------------------------
                                              Stephen B. Doppler, President