Form 10KSB
period 2002-09-30
SUN RIVER MINING INC
filed 2003-01-14
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



                  For the fiscal year ended September 30, 2002
                        Commission file number: 000-29621

                             SUN RIVER MINING, INC.
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-1384159
- ------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

7609 Ralston Road, Arvada, CO                         80002
- -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number: (303) 422-8127

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

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2002: 15,362,970

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

General
- -------

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

Investigation and Selection of Business Opportunities
- -----------------------------------------------------

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

Form of Acquisition
- -------------------

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

Investment Company Act and Other Regulation
- -------------------------------------------

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

Competition
- -----------

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

No Rights of Dissenting Shareholders
- ------------------------------------

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

No Target Candidates for Acquisition
- ------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

HISTORY
- -------

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

Administrative Offices
- ----------------------

         The Company currently maintains a mailing address at P. O. Box 723, Evergreen, Colorado 80437. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees
- ---------

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

Risk Factors
- ------------

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

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is morelikely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

Item 2.           Property
- ------------------------------

         The Company does not have any formal offices at year end. Records are maintained and mail received at 7609 Ralston Road, Arvada, Colorado 80002. The Company owns no real property.

Item 3.           Legal Proceedings
- -----------------------------------

        The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at September 30, 2002.

Item 4.           Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------------

        No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
- ------------------------------------------------------------------------------

     The range of high and low trade quotations for the Company's common stock on the OTCBB (1999 to March 2000) and/or Pink Sheets (FY 2000 after March 2000) and OTCBB in 2002 for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows



2002                                   HIGH                       LOW
First Quarter                          $.01                       $.008
Second Quarter                         $.04                       $.01
Third Quarter                          $.03                       $.01

2001
First Quarter                          $.03                       $.01
Second Quarter                         $.02                       $.01
Third Quarter                          $.01                       $.01
Fourth Quarter                         $.02                       $.01

2000
First Quarter                          $.10                       $.03
Second Quarter                         $.21                       $.03
Third Quarter                          $.18                       $.01
Fourth Quarter                         $.03                       $.01



         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of September 30, 2002, there were 73 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
- ------------------------------------------------------------------------------

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended September 30, 2002. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

        Results of Operations for the fiscal year ended September 30, 2002, compared to fiscal year ended September 30, 2001
- ------------------------------------------------------------------------------

     The Company incurred expenses totalling $47,297 in 2002 compared to $16,991 in 2001. The Company accrued no compensation to Officers for services but
incurred  legal  and  accounting   expenses  of  $45,552  in  the  year.   Other
miscellaneous expenses totalled $1,745. The Company had no operations or revenues in 2002 or 2001. The net loss for 2002 was $(47,297) and for 2001 the net loss was ($32,402) including interest accrual of $15,411. The net loss per share was nominal. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1997 the Company has accumulated deficits totalling ($2,673,509) to September 30, 2002.


     Liquidity & Capital Resources
     -----------------------------

         The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($414,203) at September 30, 2002. The Company has no current assets and no other assets at September 30, 2002.

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

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 7.           Financial Statements and Supplementary Data
- -------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
- -----------------------------------------------------------------------------

        Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1997 as auditors for the Company for fiscal year 1997 and thereafter.


                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
- ------------------------------------------------------------------------------

         The director and executive officers currently serving the Company are as follows:

NAME                             POSITION HELD                TENURE
- ------------------------------------------------------------------------------
Stephen W. Weathers      Secretary                      Since August 2001

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

BIOGRAPHICAL INFORMATION


         STEPHEN W. WEATHERS, age 42, was appointed to the Sun River Mining Board of Directors on August 2, 2001. Mr. Weathers earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works for a Duke Energy Field Services which is a natural gas processing company (1999-2002).

         RANDY A. MCCALL, age 52, has been on the Board of Directors of Sun River Mining, Inc. since the inception of the company and was appointed President in March 1997. He held the office of President until the appointment of Steven R. Davis in March 1999. In May 1999, Mr. McCall assumed the positions of CFO, Corporate Secretary, and Treasurer. In March 2000, he assumed position of President of the Company again, when Steven R. Davis resigned. Mr. McCall resigned as President on August 2, 2001 when Stephen B. Doppler was appointed President. Mr. McCall is currently a Director only. Mr. McCall is a Certified Public Accountant with over 25 years of senior financial management experience. Prior to joining the Company, Mr. McCall was an independent consultant providing tax, accounting, and managerial services. From 1972 to 1993 he has held positions as the president of a public accounting firm and as the Chief
Executive Officer, Chief Financial Officer and/or Chairman of the Board of telecommunications and marketing companies including Com-net, Inc., American Buyers Network, Inc., and Voice Interactive Processing, Inc. Mr. McCall has been employed since November 1998 by Region III Behavioral Health Services as Fiscal Director.

         THOMAS ANDERSON, age 37, became a director of the Company in August 2001. Mr. Anderson has spent much of the last 10 years working as a geologist in the environmental consulting field. His primary focus has been stratigraphic, hydrogeologic, and geochemical characterization, and remediation of hazardous waste sites. Mr. Anderson completed a M.S. in Environmental Science and Engineering at the Colorado School of Mines in 1998. Since 1998, he has provided consulting services to the Department of Energy and Department of Defense for complex problems encountered during characterization and remediation of radioactive and hazardous waste sites. He has been a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to date. From March 2000 to November 2000 he was employed as a hydrologist at Stone & Webster Engineering, Inc. From July 1998 to March 2000 he was employed by Advanced Integrated Management Services as an Environmental Scientist/Engineer. From 1997 to 1998 he was a research assistant at Colorado School of Mines in Graduate Program/Environmental Science.

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

Item 10.          Executive Compensation
- ---------------------------------------------

         The Company accrued $0 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2002 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Fiscal     Annual Compensation                                          Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
- --------------------------------------------------------------------------------------------------------------------------

Steven R. Davis,            1998       0              0            0                     0                0
President (resigned 2000)   1999       $45,750*       0            0                     0                300,000 shares
                            2000       $22,500        0            0                     0                0

Randy A. McCall,
Former President,           1999       $60,000**      0            0                     0                0
Former Secretary            2000       $0             0            0                     0                0
                            2001       $0             0            0                     0                0
                            2002       $0             0            0                     0                0

Stephen B. Doppler,
President & Chairman        2001       $0             0            0                     0                0
                            2002       $0             0            0                     0                0

Stephen W. Weathers,
Secretary                   2001       $0             0            0                     0                0
                            2002       $0             0            0                     0                0
- --------------------------- ---------  -------------- -----------  --------------------- ---------------  ----------------

*$1,500 for partial month March 1999, $6,750 for April, and $7,500 for each month thereafter in 1999 and while employed in 2000, total 1999 salary expense -
Steven R. Davis = $68,250.

**accrued, but not paid

In addition to the salaries above, salaries were paid or accrued to past officers, Joseph R. Wojcik $42,500, and Sam Del Cielo $17,500, for a total in FY
1999 of $165,750.


                                              Directors' Compensation
Name                                    Annual         Meeting        Consulting        Number        Number of
                                        Retainer       Fees ($)       Fees/Other        of            Securities
                                        Fee($)                        Fees ($)          Shares        Underlying
                                                                                        (#)           Options
                                                                                                      SARS (#)
- --------------------------------------------------------------------------------------------------------------------------
A. Director, Randy A. McCall            $1,000         $100           0                 0             0
B. Director, Thomas Anderson            $0             $0             0                 0             0
- --------------------------------------- -------------- -------------  ----------------  ------------- --------------------


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

                                              Option/SAR Grants Table
Name                     Number of Securities          % of Total                     Exercise         Expiration
                         Underlying                    Options/SARs                   or Price         Date
                         Options/SARs                  Granted to Employees           ($/Sh)
                         Granted (#) in Fiscal Year
- -------------------------------------------------------------------------------------------------------------------
None



                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
- ---------------------------------------------------------------------------------------------------------------------
None



Item 11.          Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------------

         The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
- ---------------------------------------------------------------------------
Randy McCall
Former President and Director
1909 "P" Street
Ord, NE 68862                         1,580,000                 10.2%

Stephen W. Weathers
Secretary
1926 S. Xenon St.
Lakewood, CO  80228                     135,700                   .9%

Thomas Anderson
Director
1020 21st Street
Golden, Colorado  80401                 238,000                   1.5%

Paul Enright
7391 Grant Ranch Rd., #1312
Littleton, CO 80123                   1,900,000                  12.3%

K. Mark Skow
P.O. Box 3614
Carefree, AZ 85377                    1,843,000                  11.9%

All directors and executive
officers as a group (3 persons)       1,953,700                  12.6%

Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12.       Certain Relationships and Related Transactions
- ---------------------------------------------------------------

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


                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K
- ------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          September 12, 2002

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

99.14           Sarbanes Oxley Certification

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 14, 2003



                                          SUN RIVER MINING, INC.
                                          ---------------------


                                          /s/Stephen W. Weathers
                                          ---------------------------------
                                             Stephen W. Weathers
                                             Secretary


                                          DIRECTORS:

                                          /s/Stephen W. Weathers
                                          --------------------------------
                                          Stephen W. Weathers, Director

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

                             SUN RIVER MINING, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sun River Mining, Inc.
Ord, NE 68862


We have audited the accompanying consolidated balance sheets of Sun River Mining, Inc. (A Development Stage Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2002 and 2001 and for the period from February 25, 1997 (date of inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun River Mining, Inc. at September 30, 2002 and 2001 and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001 and for the period from February 25, 1997 (date of inception) to September 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado
January 6, 2003
/s/Michael Johnson & Co., LLC
                                      F-2


                             SUN RIVER MINING, INC.
                         (A Development Stage company)
                          Consolidated Balance Sheets
                                 September 30,




                                                                                      2002                      2001
                                                                                      ----                      ----
ASSETS:
Current assets:
   Cash                                                                                      $ -                       $ -
                                                                                -----------------         -----------------

      Total current assets                                                                     -                         -
                                                                                -----------------         -----------------

TOTAL ASSETS                                                                                 $ -                       $ -
                                                                                =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                    $ 199,616                  $ 43,299
   Accrued Expenses                                                                       18,858                   131,248
   Notes Payable                                                                         195,729                   192,359
                                                                                -----------------         -----------------

      Total current liabilities                                                          414,203                   366,906
                                                                                -----------------         -----------------

Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                            -                         -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding in 2002 and 2001                           2,259,306                 2,259,306
Deficit accumulated during the exploration stage                                      (2,673,509)               (2,626,212)
                                                                                -----------------         -----------------

       Total stockholders' deficit                                                      (414,203)                 (366,906)
                                                                                -----------------         -----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                      $ -                       $ -
                                                                                =================         =================

The accompanying notes are an integral part of these financial statements.
                                      F-3


                             SUN RIVER MINING, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations




                                                                                             February 25, 1997
                                                         Year Ended                            (Inception) to
                                                        September 30,                           September 30,
                                            ---------------------------------------
                                                 2002                   2001                        2002
                                            ---------------        ----------------         ---------------------

Revenue                                                $ -                     $ -                           $ -

Expenses:
   Abandoned Equipment                                   -                     808                           808
   Bank Charges                                          -                       7                         1,667
   Consulting                                            -                       -                       878,939
   Depreciation                                          -                     348                         3,178
   Directors' Fees                                       -                       -                        11,983
   Due Dilgence                                          -                       -                        45,832
   Equipment Rental                                      -                       -                         1,733
   Impairment loss                                       -                       -                       923,834
   Legal and Accounting                             45,552                  13,545                       142,837
   Licenses & Fees                                       -                       -                         6,220
   Meals & Entertainment                                 -                       -                         4,119
   Office Expenses                                     200                       -                        13,981
   Officer's Salaries                                    -                       -                       380,750
   Postage                                               -                       -                         3,217
   Printing                                              -                       -                         5,580
   Public Relations                                      -                     321                       104,326
   Rent                                                  -                       -                         8,058
   Taxes                                                 -                       -                         4,657
   Telephone                                             -                       -                        30,545
   Transfer Agent Expense                            1,545                   1,962                        11,003
   Travel                                                -                       -                        59,293
                                            ---------------        ----------------         ---------------------

Total Expenses                                      47,297                  16,991                     2,642,560
                                            ---------------        ----------------         ---------------------

Other Income and Expense
   Interest                                              -                  15,411                        71,346
   Forgiveness of Debt                                   -                       -                       (40,397)
                                            ---------------        ----------------         ---------------------


Net Loss                                         $ (47,297)              $ (32,402)                 $ (2,673,509)
                                            ===============        ================         =====================


Per Share Information:

   Weighted average number of
     common shares outstanding                  15,362,970              15,362,970
                                            ---------------        ----------------
                                            ---------------        ----------------

Net Loss per Common Share                         *                       *
                                            ===============        ================


* Less than $.01

The accompanying notes are an integral part of these financial statements.



                             SUN RIVER MINING, INC.
                         (A Development Stage Company)
                  Consolidated Stockholder's Equity (Deficit)
                               September 30, 2002



                                                                                                   Deficit
                                                                                                Accum. During
                                                                   Common Stock                   Development
                                                         ---------------------------------
                                                           # of Shares         Amount               Stage                Totals
                                                           -----------         ------               -----                ------

Inception February 25, 1997                                            -              $ -                    $ -                $ -

Issuance of stock for cash 3/15/97                               100,000              100                      -                100
Issuance of stock for cash 3/31/97                               111,800          111,800                      -            111,800
Issuance of stock to Founders 3/31/97                            282,200                -                      -                  -
Issuance of stock for Consolidation 4/3/97                     8,900,000          312,106                      -            312,106
Issuance of stock for cash 8/15/97                                58,000           58,000                      -             58,000
Issuance of stock for cash 9/30/97                                47,800           47,800                                    47,800
Net Loss for year                                                      -                -               (193,973)          (193,973)
                                                         ----------------   --------------    -------------------    ---------------

Balance - September 30, 1997                                   9,499,800          529,806               (193,973)           335,833
                                                         ----------------   --------------    -------------------    ---------------

Issuance of stock for directors services 11/30/97                 30,000           30,000                      -             30,000
Issuance of stock for cash 9/15/98                             1,000,000          200,000                      -            200,000
Consolidation stock cancelled 9/15/98                         (1,200,000)         (50,000)                     -            (50,000)
Issuance of stock for cash9/30/98                                  4,000            4,000                      -              4,000
Net Loss for year                                                      -                -               (799,451)          (799,451)
                                                         ----------------   --------------    -------------------    ---------------

Balance - September 30, 1998                                   9,333,800          713,806               (993,424)          (279,618)
                                                         ----------------   --------------    -------------------    ---------------

Issuance of stock for cash  10/9/98                              424,670          159,367                      -            159,367
Issuance of stock for cdirectors services 1/7/99                 800,000           40,000                      -             40,000
Issuance of stock for cash 1/15/99                               750,000          296,125                      -            296,125
Issuance of stock for cdirectors services 1/21/99                500,000          276,500                      -            276,500
Issuance of stock for cash 2/2/99                                150,000           70,313                      -             70,313
Issuance of stock for cash  4/6/99                               904,500          122,108                      -            122,108
Issuance of stock for directors salaries 6/30/99               1,400,000          147,000                      -            147,000
Issuance of stock for cash 9/30/99                               800,000           69,200                      -             69,200
Net Loss for year                                                      -                -             (1,482,017)        (1,482,017)
                                                         ----------------   --------------    -------------------    ---------------
                                                         ----------------   --------------    -------------------    ---------------

Balance - September 30, 1999                                  15,062,970        1,894,419             (2,475,441)          (581,022)
                                                         ----------------   --------------    -------------------    ---------------

Issuance of stock for cash 9/15/2000                             300,000           27,000                      -             27,000
Net Loss for year                                                      -                -               (118,369)          (118,369)
                                                         ----------------   --------------    -------------------    ---------------

Balance - September 30, 2000                                  15,362,970        1,921,419             (2,593,810)          (672,391)
                                                         ----------------   --------------    -------------------    ---------------

Extinquishment of debt                                                 -          337,887                      -            337,887
Net Loss for year                                                      -                -                (32,402)           (32,402)
                                                         ----------------   --------------    -------------------    ---------------

Balance - September 30, 2001                                  15,362,970        2,259,306             (2,626,212)          (366,906)
                                                         ----------------   --------------    -------------------    ---------------

Net Loss for year                                                      -                -                (47,297)           (47,297)
                                                         ----------------   --------------    -------------------    ---------------

Balance - September 30, 2002                                  15,362,970       $2,259,306           $ (2,673,509)        $ (414,203)
                                                         ================   ==============    ===================    ===============

The accompanying notes are an integral part of these financial statements.



                             SUN RIVER MINING, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                               (Indirect Method)




                                                                                                         February 25, 1997
                                                                         Year Ended                        (Inception) to
                                                                        September 30,                       September 30,
                                                             ------------------------------------
                                                                  2002                 2001                    2002
                                                                  ----                 ----                    ----

Cash Flows from Operating Activities:

Net Loss                                                          $ (47,297)           $ (32,402)             $ (2,673,509)

Adjustments to reconcile net loss to net net cash used
 in operations.
   Depreciation                                                           -                  348                         -
   Issuance of Common Stock for Services                                  -              297,051                   900,587
   Increase (Decrease) in Accounts Payable                          156,317              (57,939)                  199,616
   Increase (Decrease) in Accrued Liabilities                      (112,390)            (199,261)                   18,858
   Increase (Decrease) in Directors' Fees Payable                         -               (9,683)                        -
   Decrease (Increase) in Accounts Rec - Shareholder                      -                1,884                         -
                                                             ---------------       --------------       -------------------

Net Cash Flows Used by Operations                                    (3,370)                  (2)               (1,554,448)
                                                             ---------------       --------------       -------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable                                        3,370                    -                   195,729
   Issuance of Common Stock                                               -                    -                 1,358,719
                                                             ---------------       --------------       -------------------

Net Cash Flows Provided by Financing Activities                       3,370                    -                 1,554,448

Net Increase (Decrease) in Cash                                           -                   (2)                        -
                                                             ---------------       --------------       -------------------

Cash at Beginning of Period                                               -                    2                         -
                                                             ---------------       --------------       -------------------

Cash at End of Period                                                   $ -                  $ -                       $ -
                                                             ===============       ==============       ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                          $ 15,411             $ 15,411                  $ 71,346
                                                             ===============       ==============       ===================

   Cash paid for income taxes                                           $ -                  $ -                       $ -
                                                             ===============       ==============       ===================

NON-CASH TRANSACTIONS                                                   $ -            $ 297,051                 $ 900,587
                                                             ===============       ==============       ===================


The accompanying notes are an integral part of these financial statements.

                             SUN RIVER MINING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002


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

         Basis of Presentation - Development Stage Company:

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

         Basis of Accounting:

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Cash and Cash Equivalents:

         For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Net Loss Per Share:

         Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002


Note 1 - Organization and Summary of Significant Accounting Policies (cont):
         -------------------------------------------------------------------


         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Loans Payable:

         Loans payable as of September 30, 2001 consist of the following:

                                                                                          2002             2001
                                                                                          ----             ----
         Loan payable to Glen Pahnke for payment of company
         expenses, incurring interest at 8%, due upon demand.                              10,000         10,000

         Loan payable to Steve Weather for payment of company
         expenses, incurring interest at 8%, due upon demand.                              10,832         7,642

         Loan payable to Paul Enright for payment of company
         expenses, incurring interest at 8%, due upon demand.                               9,897         9,897

         Note payable to Dakota Partners dated January 25, 1999,
         incurring interest at 12%, due upon demand.                                      165,000       165,000
                                                                       -                 ---------      -------

                  Total Notes Payable                                                    $195,729     $192, 359
                                                                                          ========     =========

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002


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

         Significant components of the Company's deferred tax liabilities and assets are as follows:


         Deferred Tax Liability                                 $             0
                                                                ================
         Deferred Tax Assets
                  Net Operating Loss Carryforwards                      668,377
                  Book/Tax Differences in Bases of Assets                     0
                  Less Valuation Allowance                             (668,377)
                                                                     -----------
         Total Deferred Tax Assets                              $             0
                                                                ================
         Net Deferred Tax Liability                             $             0
                                                                ================

At September 30, 2002, the Company had net operating loss carryforwards of approximately, $2,673,509 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.


Note 4 - Option Agreement:

         The President of the Company has an option to purchase 300,000 shares of common stock at $.10 per share within five (5) years dated March 19, 1999. The President did not exercise any options during the current year.

                              SUN RIVER MINING, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002


Note 5 - Going Concern:

         The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, generated no revenue and has an accumulated deficit at September 30, 2002 of $2,673,509.

         The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 6 - Forgiveness of Debt:

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