Form 10QSB
period 2002-12-31
SUN RIVER MINING INC
filed 2003-01-16
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
December 31, 2002                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
- ------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization

7609 Ralston Road                                       80002
- -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number: (303) 422-8127

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

                         15,362,970 as of December 31, 2002

                             SUN RIVER MINING, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                December 31, 2002
                                   (UNAUDITED)

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





                            ACCOUNTANTS REVIEW REPORT



Board of Directors
Sun River Mining, Inc.
Lakewood, CO

We have reviewed the accompanying balance sheet for Sun River Mining, Inc. (a development stage company) for December 31, 2002 and the related statements of operations for the three months ended December 31, 2002 and 2001 and for the period from February 25, 1997 (inception) to December 31, 2002, and cash flows for the three months ended December 31, 2002 and 2001 and for the period from February 25, 1997 (inception) to December 31, 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended December 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein.) In our report dated January 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
January 7, 2003
/s/ Michael Johnson & Co., LLC


                             SUN RIVER MINING, INC.
                         A Develoopment Stage company)
                          Consolidated Balance Sheets
                                  (Unaudited)






                                                                               December 31,         September 30,
                                                                                   2002                 2002
                                                                             ------------------   ------------------
ASSETS:
Current assets:
   Cash                                                                                    $ -                  $ -
                                                                             ------------------   ------------------

      Total current assets                                                                   -                    -
                                                                             ------------------   ------------------

TOTAL ASSETS                                                                               $ -                  $ -
                                                                             ==================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                  $ 200,875            $ 199,616
   Accrued Expenses                                                                     18,858               18,858
   Notes Payable                                                                       195,729              195,729
                                                                             ------------------   ------------------
Total Current Liabilities                                                              415,462              414,203
                                                                             ------------------   ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                         -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  15,362,970 shares issued and outstanding at December 31,
  2002 and 2001                                                                      2,259,306            2,259,306
Deficit accumulated during the exploratory stage                                    (2,674,768)          (2,673,509)
                                                                             ------------------   ------------------
Total Stockholders' Deficit                                                           (415,462)            (414,203)
                                                                             ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ -                  $ -
                                                                             ==================   ==================

See Accountant's Review Report


                             SUN RIVER MINING, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                                                             Feb. 25, 1997
                                                       Three-Months Ended                    (Inception) to
                                                          December 31,                          December 31,
                                                    2002                2001                    2002
                                                    ----                ----                    ----

Revenue                                              $ -                 $ -                       $ -

Expenses:
   Bank Charges                                        -                   -                     1,618
   Consulting                                          -                   -                   878,939
   Depreciation                                        -                   -                     2,446
   Directors' Fees                                     -                   -                    17,361
   Due Diligence                                       -                   -                    40,454
   Equipment Rental                                    -                   -                     1,733
   Impairment loss                                     -                   -                   923,834
   Legal & Accounting                                884               2,000                    79,105
   Licenses & Fees                                     -                   -                     6,220
   Meals & Entertainment                               -                   -                     4,119
   Office Expenses                                     -                   -                    13,781
   Officer's Salaries                                  -                   -                   380,750
   Postage & Shipping                                  -                   -                     3,217
   Printing                                            -                   -                     5,580
   Public Relations                                    -                   -                   104,005
   Rent                                                -                   -                     8,058
   Taxes                                               -                   -                     4,657
   Telephone                                           -                   -                    30,188
   Transfer Agent Expense                            375                 545                     7,151
   Travel                                              -                   -                    59,293
                                              ----------          ----------              ------------
Total Operating Expenses                           1,259               2,545                 2,572,509

Other Income (Expense)
   Interest Expense                                    -                   -                    37,873
   Forgiveness of Debt                                 -                   -                   (40,397)
                                              ----------          ----------              ------------
Net (Loss)                                      $ (1,259)           $ (2,545)             $ (2,569,985)
                                              ----------          ----------              ------------

Per Share Information:

   Weighted average number of
     common shares outstanding                15,362,970          15,362,970
                                              ----------          ----------
Net Loss per Common Share                        *                   *

* Less than $.01

See Accountant's Review Report


                             SUN RIVER MINING, INC.
                          (A Devlopment Stage Company)
            Consolidated Statment of Stockholders' Equity (Deficit)
                               December 31, 2002
                                  (Unaudited)



                                                                                                Deficit
                                                                                              Accumulated
                                                                                               During the
                                                          Common Stock                        Exploration
                                                         # of Shares         Amount              Stage               Totals
                                                         -----------         ------              -----               ------


Inception  - February 25, 1997                                      -               $ -                 $ -                $ -

Issuance of stock for cash 3/15/97                            100,000               100                   -                100
Issuance of stock for cash 3/31/97                            111,800           111,800                   -            111,800
Issuance of stock to Founders 3/31/97                         282,200                 -                   -                  -
Issuance of stock for Consolidation 4/3/97                  8,900,000           312,106                   -            312,106
Issuance of stock for cash 8/15/97                             58,000            58,000                   -             58,000
Issuance of stock for cash 9/30/97                             47,800            47,800                                 47,800
Net Loss for Year                                                   -                 -            (193,973)          (193,973)
                                                           ----------        ----------         -----------         ----------
Balance - September 30, 1997                                9,499,800           529,806            (193,973)           335,833
                                                           ----------        ----------         -----------         ----------
Issuance of stock for services 11/30/97                        30,000            30,000                   -             30,000
Issuance of stock for cash 9/15/98                          1,000,000           200,000                   -            200,000
Consolidation stock cancelled 9/15/98                      (1,200,000)          (50,000)                  -            (50,000)
Issuance of stock for cash 9/30/98                              4,000             4,000                   -              4,000
Net Loss for year                                                   -                 -            (799,451)          (799,451)
                                                           ----------        ----------         -----------         ----------
Balance - September 30, 1998                                9,333,800           713,806            (993,424)          (279,618)
                                                           ----------        ----------         -----------         ----------
Issuance of stock for cash 10/9/98                            424,670           159,367                   -            159,367
Issuance of stock for services 1/7/99                         800,000            40,000                   -             40,000
Issuance of stock for cash 1/15/99                            750,000           296,125                   -            296,125
Issuance of stock for services 1/21/99                        500,000           276,500                   -            276,500
Issuance of stock for cash 2/2/99                             150,000            70,313                   -             70,313
Issuance of stock for cash 4/6/99                             904,500           122,108                   -            122,108
Issuance of stock for salaries 6/30/99                      1,400,000           147,000                   -            147,000
Issuance of stock for cash 9/30/99                            800,000            69,200                                 69,200
Net Loss for year                                                                                (1,482,017)        (1,482,017)
                                                           ----------        ----------         -----------         ----------
Balance - September 30, 1999                               15,062,970         1,894,419          (2,475,441)          (581,022)
                                                           ----------        ----------         -----------         ----------
Issuance of stock for cash 9/15/00                            300,000            27,000                   -             27,000
Net Loss for year                                                   -                 -            (118,369)          (118,369)
                                                           ----------        ----------         -----------         ----------
Balance - September 30, 2000                               15,362,970         1,921,419          (2,593,810)          (672,391)
                                                           ----------        ----------         -----------         ----------
Extinquishment of debt                                              -           337,887                   -            337,887
Net Loss for year                                                   -                 -             (32,402)           (32,402)
                                                           ----------        ----------         -----------         ----------
Balance - September 30, 2001                               15,362,970         2,259,306          (2,626,212)          (366,906)
                                                           ----------        ----------         -----------         ----------
Net Loss for year                                                   -                 -             (47,297)           (47,297)
                                                           ----------        ----------         -----------         ----------
Balance - September 30, 2002                               15,362,970         2,259,306          (2,673,509)          (414,203)
                                                           ----------        ----------         -----------         ----------
Net Loss for period                                                 -                 -              (1,259)            (1,259)
                                                           ----------        ----------         -----------         ----------
Balance - December 31, 2002                                15,362,970        $2,259,306         $(2,674,768)        $ (415,462)
                                                           ==========        ==========         ===========         ==========

See Accountant's Review Report


                             SUN RIVER MINING, INC.
                         (A Development Stage Company)
                      Consolidated Sttement of Cash Flows
                                  (Unaudited)



                                                                                                                 Feb. 25, 1997
                                                                                 Three-Months Ended              (Inception) to
                                                                                    December 31,                   December 31,
                                                                              2002               2001                 2002
                                                                              ----               ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                   $ (1,259)          $ (2,545)         $ (2,674,768)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                   -                  -                     -
   Issuance of Common Stock for Services                                          -                  -               900,587
   Increase (Decrease) in Accounts Payable                                    1,259                  -               200,875
   Increase (Decrease) in Accrued Liabilities                                     -                  -                18,858
                                                                           --------           --------          ------------
Net Cash Flows Used for Operating Activities                                      -             (2,545)           (1,554,448)
                                                                           --------           --------          ------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                    -              2,545               195,729
   Issuance of Common Stock                                                       -                  -             1,358,719
                                                                           --------           --------          ------------
Net Cash Flows Provided by Financing Activities                                   -              2,545             1,554,448
                                                                           --------           --------          ------------
Net Increase (Decrease) in Cash                                                   -                  -                     -
                                                                           --------           --------          ------------
Cash and cash equivalents - Beginning of period                                   -                  -                     -
                                                                           --------           --------          ------------
Cash and cash equivalents - End of period                                       $ -                $ -                   $ -
                                                                           ========           ========          ============


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                  $ -                $ -              $ 71,346
                                                                           ========           ========          ============
      Income Taxes                                                              $ -                $ -                   $ -
                                                                           ========           ========          ============
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                                $ -                $ -             $ 900,587
                                                                           ========           ========          ============


See Accountant's Review Report

                             SUN RIVER MINING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2002 and the results of operations for the three-months ended December 31, 2002 and 2001 and period from February 25, 1997 (inception) to December 31, 2002, and cash flows for the three-months ended December 31, 2002 and 2001 and period from February 25, 1997 (inception) to December 31, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2002.

Note 2 - Going Concern:

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company incurred operating expenses for the three month period of $1,259 in 2002 compared to $2,545 in the same period in 2001. The Company recorded a net operating loss of $(1,259) for the 2002 period as compared to ($2,545) (including interest accrual) for the same period in 2001.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2002 fiscal quarter was less than ($0.01) compared to less than ($0.01) in the same fiscal quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($415,462) at December 31, 2002. The Company has no current assets and no other assets at December 31, 2002.

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

     The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time. The Company has current liabilities of $415,462 which exceed total assets by approximately $415,462.

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

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended December 31, 2002. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: January 14, 2002

                                          SUN RIVER MINING, INC.



                                          By: /s/Stephen W. Weathers
                                          Stephen W. Weathers, Secretary