Form 10QSB
period 2003-03-31
SUN RIVER MINING INC
filed 2003-05-21
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
March 31, 2003                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
- ------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization


P. O. Box 723, Evergreen, Colorado                     80437
- -------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


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

                         15,362,970 as of March 31, 2003

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                             SUN RIVER MINING, INC.

                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)

                           ACCOUNTANT'S REVIEW REPORT
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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Sun River Mining, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Sun River Mining, Inc. (An Exploration Stage Company) as of March 31, 2003 and the related statements of operations for the three and six-months ended March 31, 2003 and 2002 and the period February 27, 1997 (inception) to March 31, 2003 and cash flows and stockholders' equity for the six-months ended March 31, 2003 and 2002 and for February 25, 1997 (Inception to March 31, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
May 19, 2003


                             Sun River Mining, Inc.
                          (Exploration Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                                                   March 31,                September 30,
                                                                                      2003                      2002
                                                                                -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                      $ -                        $ -
                                                                                -----------------         ------------------

TOTAL ASSETS                                                                                 $ -                        $ -
                                                                                =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                    $ 200,875                  $ 199,616
   Accrued Expenses                                                                       18,858                     18,858
   Notes Payable                                                                         195,729                    195,729
                                                                                -----------------         ------------------
Total Current Liabilities                                                                415,462                    414,203
                                                                                -----------------         ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                           -                          -
Common Stock, no par value; 500,000,000 shares authorized;
   15,362,970 shares issued and outstanding for March 31, 2003                         2,259,306                  2,259,306
   and 2002
Deficit accumulated during the exploratory stage                                      (2,674,768)                (2,673,509)
                                                                                -----------------         ------------------
Total Stockholders' Deficit                                                             (415,462)                  (414,203)
                                                                                -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ -                        $ -
                                                                                =================         ==================

See Accountants Review Report


                             Sun River Mining, Inc.
                          (Exploration Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                Feb. 25, 1997
                                    Three-Months Ended             Six-Months Ended             (Inception) to
                                   March 31,                     March 31,                      March 31,
                                    2003          2002            2002           2002           2003
                                    ----          ----            ----           ----           ----

Revenue                                 $ -           $ -             $ -            $ -             $ -

Expenses:
   Bank Charges                           -             -               -              -           1,618
   Consulting                             -             -               -              -         878,939
   Depreciation                           -             -               -              -           2,446
   Directors' Fees                        -             -               -              -          17,361
   Due Diligence                          -             -               -              -          40,454
   Equipment Rental                       -             -               -              -           1,733
   Impairment loss                        -             -               -              -         923,834
   Legal & Accounting                     -        16,844             884         18,844          79,105
   Licenses & Fees                        -             -               -              -           6,220
   Meals & Entertainment                  -             -               -              -           4,119
   Office Expenses                        -             -               -              -          13,781
   Officer's Salaries                     -             -               -              -         380,750
   Postage & Shipping                     -             -               -              -           3,217
   Printing                               -             -               -              -           5,580
   Public Relations                       -             -               -              -         104,005
   Rent                                   -             -               -              -           8,058
   Taxes                                  -             -               -              -           4,657
   Telephone                              -             -               -              -          30,188
   Transfer Agent Expense                 -           250             375            795           7,151
   Travel                                 -             -               -              -          59,293
                                 ----------    ----------      ----------     ----------     -----------
Total Expenses                            -        17,094           1,259         19,639       2,572,509

EXTRAORDINARY (GAIN)
   Interest                               -             -               -              -          37,873
   Forgiveness of Debt                    -             -               -              -         (40,397)
                                 ----------    ----------      ----------     ----------     ------------
Net (Loss)                              $ -     $ (17,094)       $ (1,259)     $ (19,639)    $ (2,569,985)
                                 ----------    ----------      ----------     ----------     ------------


Per Share Information:

   Weighted average number of
     common shares outstanding   15,362,970    15,362,970      15,362,970     15,362,970
                                 ----------    ----------      ----------     ----------
Net Loss per Common Share            *             *               *              *
                                 =   ==        =   ==          =   ==         =   ==
                                 ==========    ==========      ==========     ==========
* Less than $.01

See Accountants Review Report


                                                                                    Deficit
                                                                                    Accumulated
                                                                                  During the
                                                      Common Stock                Exploration
                                              # of Shares         Amount             Stage             Totals
                                              -----------         ------             -----             ------
-

Inception  - February 25, 1997                           -              $ -                $ -               $ -

Issuance of stock for cash                         100,000              100                  -               100
Issuance of stock for cash                         111,800          111,800                  -           111,800
Issuance of stock to Founders                      282,200                -                  -                 -
Issuance of stock for Consolidation              8,900,000          312,106                  -           312,106
Issuance of stock for cash                          58,000           58,000                  -            58,000
Issuance of stock for cash                          47,800           47,800                               47,800
Net Loss                                                 -                -           (193,973)         (193,973)
                                                ----------       ----------        -----------        ----------
Balance - September 30, 1997                     9,499,800          529,806           (193,973)          335,833
                                                ----------       ----------        -----------        ----------
Issuance of stock for compensation                  30,000           30,000                  -            30,000
Issuance of stock for cash                       1,000,000          200,000                  -           200,000
Consolidation stock cancelled                   (1,200,000)         (50,000)                 -           (50,000)
Issuance of stock for cash                           4,000            4,000                  -             4,000
Net Loss for year                                        -                -           (799,451)         (799,451)
                                                ----------       ----------        -----------        ----------
Balance - September 30, 1998                     9,333,800          713,806           (993,424)         (279,618)
                                                ----------       ----------        -----------        ----------
Issuance of stock for cash                         424,670          159,367                  -           159,367
Issuance of stock for compensation                 800,000           40,000                  -            40,000
Issuance of stock for cash                         750,000          296,125                  -           296,125
Issuance of stock for compensation                 500,000          276,500                  -           276,500
Issuance of stock for cash                         150,000           70,313                  -            70,313
Issuance of stock for cash & services              904,500          122,108                  -           122,108
Issuance of stock for compensation               1,400,000          147,000                  -           147,000
Issuance of stock for compensation                 800,000           69,200                               69,200
Net Loss for year                                                                   (1,482,017)       (1,482,017)
                                                ----------       ----------        -----------        ----------
Balance - September 30, 1999                    15,062,970        1,894,419         (2,475,441)         (581,022)
                                                ----------       ----------        -----------        ----------
Issuance of stock for cash                         300,000           27,000                  -            27,000
Net Loss for year                                        -                -           (118,369)         (118,369)
Balance - September 30, 2000                    15,362,970        1,921,419         (2,593,810)         (672,391)
                                                ----------       ----------        -----------        ----------
Extinquishment of Debt                                   -          337,887                  -           337,887
Net Loss for Year                                        -                -            (32,402)          (32,402)
                                                ----------       ----------        -----------        ----------
Balance - September 30, 2001                    15,362,970        2,259,306         (2,626,212)         (366,906)
                                                ----------       ----------        -----------        ----------
Net Loss for Year                                        -                -            (47,297)          (47,297)
                                                ----------       ----------        -----------        ----------
Balance - September 30, 2002                    15,362,970        2,259,306         (2,673,509)         (414,203)
                                                ----------       ----------        -----------        ----------
Net Loss for Period                                      -                -             (1,259)           (1,259)
                                                ----------       ----------        -----------        ----------
Balance - March 31, 2003                        15,362,970       $2,259,306        $(2,674,768)       $ (415,462)
                                                ==========       ==========        ===========        ==========
See Accountants Review Report


Sun River Mining, Inc.
(Exploration Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                                            Feb. 25, 1997
                                                                             Six-Months Ended               (Inception) to
                                                                                March 31,                     March 31,
                                                                          2003              2002                 2003
                                                                          ----              ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                   $(1,259)          $(19,639)         $ (2,674,768)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                         -                  -               900,587
   Increase (Decrease) in Accounts Payable                                   1,259             16,844               200,875
   Increase (Decrease) in Accrued Liabilities                                    -                  -                18,858
   Decrease (Increase) in Accounts Rec - Shareholders                            -                  -                     -
   Decrease (Increase) in Prepaid Expenses                                       -                  -                     -
                                                                            ------           --------          ------------
Net Cash Flows Used by Operating Activities                                      -             (2,795)           (1,554,448)

Cash Flows from Investing Activities:
   Acquisition of Fixed Assets                                                   -                  -                     -
                                                                            ------           --------          ------------
Net Cash Flows Provided by Investing Activities                                  -                  -                     -

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                   -              2,795               195,729
   Issuance of Common Stock                                                      -                  -             1,358,719
                                                                            ------           --------          ------------
Net Cash Flows Provided by Financing Activities                                  -              2,795             1,554,448

Net Increase (Decrease) in Cash                                                  -                  -                     -
                                                                            ------           --------          ------------
Cash and cash equivalents - Beginning of period                                  -                  -                     -
                                                                            ------           --------          ------------
Cash and cash equivalents - End of period                                      $ -                $ -                   $ -
                                                                            ======           ========          ============


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -              $ 71,346
                                                                            ======           ========          ============
      Income Taxes                                                             $ -                $ -                   $ -
                                                                            ======           ========          ============
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                               $ -                $ -               900,587
                                                                            ======           ========          ============

See Accountants Review Report

                             SUN RIVER MINING, INC.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months and the six-months ended March 31, 2003 and 2002 and for the period February 25, 1997 (inception) to March 31, 2003, and cash flows for the six-months ended March 31, 2003 and 2002 and the for the period February 25, 1997 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

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

The Company is in the exploration state and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN 2002

     The Company had no revenues in the period in 2003 or 2002. The Company incurred expenses of $17,094 in the period in 2003 compared to $1,242 in the same period in 2002. The Company had a net loss of ($17,094) in the quarter in 2002 compared to a net loss of ($6,379) in the same period in 2002. Loss per share was less than ($.01) per share in the period in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD IN 2002.

     The Company had no revenues in the period in 2003 or 2002. The Company incurred operating expenses for the six month period of $19,639 in 2003 compared to $3,271 in the same six month period in 2002. The Company recorded a net operating loss of $(19,639) for the 2003 period as compared to ($13,545) for the same period in fiscal year 2002. The loss per share was less than $.01 in the period in 2003 and 2002.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had no current assets at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At March 31, 2003, the Company had no accounts receivable. The Company has current liabilities of $274,155 which exceed assets by approximately $274,155.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                   Exhibit 99.14

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2003. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 20, 2003

                                          SUN RIVER MINING, INC.



                                        by:/s/Stephen W. Weathers
                                        Stephen W.Weathers, Secretary

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Thomas Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Sun River Mining, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/Thomas Anderson
-----------------------
Thomas Anderson, Acting Chief Executive Officer

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Stephen W. Weathers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sun River Mining, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/Stephen W. Weathers
-----------------------
Stephen W. Weathers,  Chief Financial Officer