Form 10QSB
period 2003-06-30
SUN RIVER MINING INC
filed 2003-08-12
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

For Quarter Ended                                        Commission File Number
June 30, 2003                                            000-29621

                             SUN RIVER MINING, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


         COLORADO                                     84-1384159
- ------------------------------------                  ----------
State or other jurisdiction of                        IRS Employer ID Number
incorporation or organization


7609 Ralston Road, Arvada, CO                          80437
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

                         15,362,970 as of June 30, 2003

                             SUN RIVER MINING, INC.

                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s








                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sun River Mining, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Sun River Mining, Inc. (An Exploration Stage Company) as of June 30, 2003 and the related statements of operation for the three and nine months ended June 30, 2003 and 2002 and the period February 27, 1997 (inception) to June 30, 2003, and cash flows and stockholders' equity for the nine-months ended June 30, 2003 and 2002 and the period from February 27, 1997 (inception) to June 30, 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period June 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended (not presented herein). In our report dated January 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, Co.
July 29, 2003



                             SUN RIVER MINING, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)







                                                                                 June 30,           September 30,
                                                                                   2003                 2002
                                                                             ------------------   ------------------
ASSETS:
Current assets:
   Cash                                                                                    $ -                  $ -
                                                                             ------------------   ------------------

      Total current assets                                                                   -                    -
                                                                             ------------------   ------------------

TOTAL ASSETS                                                                               $ -                  $ -
                                                                             ==================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                  $ 214,061            $ 199,616
   Accrued Expenses                                                                     18,858               18,858
   Notes Payable                                                                       195,729              195,729
                                                                             ------------------   ------------------
Total Current Liabilities                                                              428,648              414,203
                                                                             ------------------   ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                         -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  15,362,970 shares issued and outstanding for 2003 and 2002                         2,259,306            2,259,306
Deficit accumulated during the exploratory stage                                    (2,687,954)          (2,673,509)
                                                                             ------------------   ------------------
Total Stockholders' Deficit                                                           (428,648)            (414,203)
                                                                             ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ -                  $ -
                                                                             ==================   ==================


See Accountants Review Report



                             SUN RIVER MINING, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                Feb. 25, 1997
                                    Three-Months Ended            Nine-Months Ended             (Inception) to
                                         June 30,                      June 30,                  June 30,
                                     2003          2002            2003          2002             2003
                                     ----          ----            ----          ----             ----

Revenue                                $ -           $ -             $ -           $ -                $ -

Expenses:
   Abandoned Equipment                   -             -               -             -                808
   Bank Charges                          -             -               -             -              1,667
   Consulting                            -             -               -             -            878,939
   Depreciation                          -             -               -             -              3,178
   Directors' Fees                       -             -               -             -             11,983
   Due Diligence                         -             -               -             -             45,832
   Equipment Rental                      -             -               -             -              1,733
   Impairment loss                       -             -               -             -            923,834
   Legal & Accounting               13,186           200          14,070         1,884            156,907
   Licenses & Fees                       -             -               -             -              6,220
   Meals & Entertainment                 -             -               -             -              4,119
   Office Expenses                       -             -               -             -             13,981
   Officer's Salaries                    -             -               -             -            380,750
   Postage & Shipping                    -             -               -             -              3,217
   Printing                              -             -               -             -              5,580
   Public Relations                      -             -               -             -            104,326
   Rent                                  -             -               -             -              8,058
   Taxes                                 -             -               -             -              4,657
   Telephone                             -             -               -             -             30,545
   Transfer Agent Expense                -           375             375           795             11,378
   Travel                                -             -               -             -             59,293
                                 ---------        ------       ---------      --------       ------------
Total Operating Expenses            13,186           575          14,445         2,679          2,657,005
                                 ---------        ------       ---------      --------       ------------
Other Income (Expense)
   Interest Expense                      -             -               -             -             71,346
   Forgiveness of Debt                   -             -               -             -            (40,397)
                                 ---------        ------       ---------      --------       ------------
Net (Loss)                       $ (13,186)       $ (575)      $ (14,445)     $ (2,679)      $ (2,687,954)
                                 ---------        ------       ---------      --------       ------------

Per Share Information:

   Weighted average number of
     common shares outstanding  15,362,970    15,362,970
                                ----------    ----------
Net Loss per Common Share            *            *
                                ----------    ----------
* Less than $.01

See Accountants Review Report



                             SUN RIVER MINING, INC.
                         (An Exploration Stage Company)
            Consolidate Statement of Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)


                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                 During the
                                                                    Common Stock                 Exploration
                                                            # of Shares         Amount             Stage              Totals
                                                            -----------         ------             -----              ------


Inception  - February 25, 1997                                    -               $ -                $ -                $ -

Issuance of stock for cash 3/15/97                          100,000               100                  -                100
Issuance of stock for cash 3/31/97                          111,800           111,800                  -            111,800
Issuance of stock to Founders 3/31/97                       282,200                 -                  -                  -
Issuance of stock for Consolidation 4/3/97                8,900,000           312,106                  -            312,106
Issuance of stock for cash 8/15/97                           58,000            58,000                  -             58,000
Issuance of stock for cash 9/30/97                           47,800            47,800                                47,800
Net Loss for Year                                                 -                 -           (193,973)          (193,973)
                                                         ----------        ----------        -----------         ----------
Balance - September 30, 1997                              9,499,800           529,806           (193,973)           335,833
                                                         ----------        ----------        -----------         ----------
Issuance of stock for services 11/30/97                      30,000            30,000                  -             30,000
Issuance of stock for cash 9/15/98                        1,000,000           200,000                  -            200,000
Consolidation stock cancelled 9/15/98                    (1,200,000)          (50,000)                 -            (50,000)
Issuance of stock for cash 9/30/98                            4,000             4,000                  -              4,000
Net Loss for year                                                 -                 -           (799,451)          (799,451)
                                                         ----------        ----------        -----------         ----------
Balance - September 30, 1998                              9,333,800           713,806           (993,424)          (279,618)
                                                         ----------        ----------        -----------         ----------
Issuance of stock for cash 10/9/98                          424,670           159,367                  -            159,367
Issuance of stock for services 1/7/99                       800,000            40,000                  -             40,000
Issuance of stock for cash 1/15/99                          750,000           296,125                  -            296,125
Issuance of stock for services 1/21/99                      500,000           276,500                  -            276,500
Issuance of stock for cash 2/2/99                           150,000            70,313                  -             70,313
Issuance of stock for cash 4/6/99                           904,500           122,108                  -            122,108
Issuance of stock for salaries 6/30/99                    1,400,000           147,000                  -            147,000
Issuance of stock for cash 9/30/99                          800,000            69,200                                69,200
Net Loss for year                                                                             (1,482,017)        (1,482,017)
                                                         ----------        ----------        -----------         ----------
Balance - September 30, 1999                             15,062,970         1,894,419         (2,475,441)          (581,022)
                                                         ----------        ----------        -----------         ----------
Issuance of stock for cash 9/15/00                          300,000            27,000                  -             27,000
Net Loss for year                                                 -                 -           (118,369)          (118,369)
                                                         ----------        ----------        -----------         ----------
Balance - September 30, 2000                             15,362,970         1,921,419         (2,593,810)          (672,391)
                                                         ----------        ----------        -----------         ----------
Extinquishment of debt                                            -           337,887                  -            337,887
Net Loss for year                                                 -                 -            (32,402)           (32,402)
                                                         ----------        ----------        -----------         ----------
Balance - September 30, 2001                             15,362,970         2,259,306         (2,626,212)          (366,906)
                                                         ----------        ----------        -----------         ----------
Net Loss for year                                                 -                 -            (47,297)           (47,297)
                                                         ----------        ----------        -----------         ----------
Balance - September 30, 2002                             15,362,970         2,259,306         (2,673,509)          (414,203)
                                                         ----------        ----------        -----------         ----------
Net Loss for period                                               -                 -            (14,445)           (14,445)
                                                         ----------        ----------        -----------         ----------
Balance - June 30, 2003                                  15,362,970        $2,259,306        $(2,687,954)        $ (428,648)
                                                         ==========        ==========        ===========         ==========

See Accountants Review Report



                             SUN RIVER MINING, INC.
                        ( An Exploration Stage Company)
               Consolidated Statement of Cash Flows Feb. 25, 1997
                                  (Unaudited)

                                Indirect Method


                                                                              Nine-Months Ended                 (Inception) to
                                                                                  June 30,                        June 30,
                                                                           2003                2002                2003
                                                                           ----                ----                ----

Cash Flows from Operating Activities:
Net Loss                                                                  $(14,445)         $ (20,214)         $ (2,687,954)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                                  -                  -                     -
   Issuance of Common Stock for Services                                         -                  -               900,587
   Increase (Decrease) in Accounts Payable                                  14,445             16,844               214,061
   Increase (Decrease) in Accrued Liabilities                                    -                  -                18,858
                                                                          --------          ---------          ------------
Net Cash Flows Used for Operating Activities                                     -             (3,370)           (1,554,448)
                                                                          --------          ---------          ------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                   -              3,370               195,729
   Issuance of Common Stock                                                      -                  -             1,358,719
                                                                          --------          ---------          ------------
Net Cash Flows Provided by Financing Activities                                  -              3,370             1,554,448
                                                                          --------          ---------          ------------
Net Increase (Decrease) in Cash                                                  -                  -                     -
                                                                          --------          ---------          ------------
Cash and cash equivalents - Beginning of period                                  -                  -                     -
                                                                          --------          ---------          ------------
Cash and cash equivalents - End of period                                      $ -                $ -                   $ -
                                                                          ========          =========          ============


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -              $ 71,346
                                                                          ========          =========          ============
      Income Taxes                                                             $ -                $ -                   $ -
                                                                          ========          =========          ============
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                               $ -                $ -             $ 900,587
                                                                          ========          =========          ============

See Accountants Review Report

                             SUN RIVER MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Sun River Mining, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-months and the nine-months ended June 30, 2003 and 2002 and the period February 25, 1997 (inception) to June 30, 2003, and cash flows for the nine-months ended June 30, 2003 and the period February 25, 1997 (inception) to June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop addition sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002

     The Company had no revenues in the period in 2003 or 2002. The Company incurred expenses of $13,186 in the period in 2003 compared to $575 in the same period in 2002. The Company had a net loss of ($13,186) in the quarter in 2002 compared to a net loss of ($575) in the same period in 2002. Loss per share was less than ($.01) per share in the period in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

     The Company had no revenues in the period in 2003 or 2002. The Company incurred operating expenses for the six month period of $14,445 in 2003 compared to $2,679 in the same nine month period in 2002. The Company recorded a net operating loss of $(14,445) for the 2003 period as compared to ($2,679) for the same period in fiscal year 2002. The loss per share was less than $.01 in the period in 2003 and 2002.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had no current assets at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2003, the Company had no accounts receivable. The Company has current liabilities of $426,648 which exceed assets by approximately $426,648.

        The company is currently attempting to acheive a private placement of common stock to obtain up to $325,000 in capital to reduce debt and provide operations. If it obtains such funding, it intends to proceed with the XOPTIX transaction previously announced in its 8K filed July 25, 2003.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                   Exhibit 99.14

                         (b) Reports on Form 8-K filed  during the six  months
                    ended June 30, 2003. (incorporated by reference)

                                    8-K filed May 28, 2003

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 8, 2003

                                          SUN RIVER MINING, INC.



                                        by:/s/Stephen W. Weathers
                                        Stephen W.Weathers, Secretary