Form 10KSB
period 2003-09-30
XSUNX INC
filed 2004-01-15
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



                  For the fiscal year ended September 30, 2003

                        Commission file number: 000-29621

                                   XSUNX, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-1384159
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

65 Enterprise, Aliso Viejo, CA                         92656
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number: (949) 330-8060

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

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                                    Yes  X      No
                                       -----        -----

Aggregate market value of the authorized voting stock held by non-affiliates of the registrant as of September 30, 2003: $2,679,247 based on the last sale price at year end of $.02 as reported by NASDAQ (post reverse split one for twenty).

Number of authorized outstanding shares of the registrant's no par value common stock, as of September 30, 2003: 111,298,148

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


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
     Item 6.   Management's Discussion and Analysis or Plan of Operation
     Item 7.   Financial Statements
     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Item 8A.  Controls and Procedures

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and Management
     Item 12.  Certain Relationships and Related Transactions

PART IV

     Item 13.  Exhibits and Reports on Form 8-K
     Item 14.  Principal Accountant Fees and Services

SIGNATURES

                                     PART I


ITEM 1.            DESCRIPTION OF BUSINESS.
------------------------------------------

COMPANY HISTORY

         Sun River Mining Inc. ("Sun River," the "Company" or the "issuer") is a Colorado corporation incorporated on February 25, 1997 to assume control of two subsidiaries, Grupo Inversor Rio Del Sol S.A. ("Rio Del Sol"), and North Bolivian Investment S.A. ("NBI"), respectively 99.6% and 99.9924% then owned by Sun River. Rio Del Sol and NBI were both Bolivian corporations. Neither Sun River nor the subsidiaries had any operational history or engaged in significant business operations, and have not generated revenues since inception. Sun River and the Bolivian Subsidiaries are herein referred to collectively as "the Sun River Group."

        The Company terminated, in 1998, all attempts at mineral exploration and any intended mining of prospects, and has abandoned all mineral prospects. The company had no business operations in the fiscal year ended September 30, 2003, except for those operations related to the Plan and Agreement of Reorganization with Xoptix, Inc.

     The Plan and Agreement of Reorganization between Sun River Mining, Inc. and Xoptix, Inc. was completed on September 24, 2003. Pursuant to the Plan, the Company authorized the issuance of 110,530,000 (post reverse split) common shares.


NEW BUSINESS

         On July 9, 2003, The Company entered into a Plan of Reorganization and Asset Purchase Agreement with Xoptix, Inc., a California corporation, to acquire the following three patents for Seventy Million (70,000,000) shares (post reverse split one for twenty): No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent.

         Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003 (collectively, the "Patents"). The Company's new Business Plan is as contained herein. The Plan provided for the issuance of 70,000,000 shares for the Patents and 25,500,000 shares for services, and 230,000 shares to settle old bills (post reverse split one for twenty), in addition to the shares being sold hereunder. The transaction was completed on September 30, 2003.

HISTORY OF XOPTIX PATENTS

         Xoptix, Inc. was founded in March 1999 to develop and exploit a new solar-based invention. Between March 1999 and the present, Xoptix focused primarily on protecting and validating its proprietary process for making a transparent window glazing which produces electricity.

         Specifically, Xoptix has been granted three patents for a process for making solar electric glass. This yields a new class of thin film and glass products for use under the trade name "XsunX" (and which will be used hereafter to describe the technology). These films and glasses can replace a broad spectrum of common materials. Xoptix ceased business operations in 2001. Xoptix has sold its technologies and patent assets to the Company as part of a plan of liquidation of Xoptix and winding up of its corporate existence.


PRODUCT STRATEGY

         XsunX has recently acquired the patents to technology for the manufacture of transparent solar cells. We anticipate that the primary product opportunity for this technology will be in establishing a viable process for the commercial manufacture of solar electric glass. This proprietary process will allow manufacturers to apply a coating, film or glazing to glass, plastic and other materials, which is transparent and photovoltaic. Because XsunX glazing is transparent, the general appearance of products manufactured using the XsunX process is not changed. When XsunX glazing is exposed to light, the light energy is converted into electrical energy for use as a power source.


APPLICATIONS FOR SOLAR ELECTRIC GLASS AND GLAZINGS

         While there are numerous ways to make solar cells, all of these methods result in a structure that is opaque. Thus, they are not appropriate for many applications. The need to place cells in areas where they do not obscure vision or building esthetics also limits deployment to areas of exceedingly small percentages of total available building surfaces. To date, this limiting factor has also presented Return On Investment (ROI) inefficiencies associated with costs per kW produced versus the Balance Of System (BOS) expenditures for mounting, wiring, power conditioning and grid connection.

         On the other hand, XsunX solar electric glass technology provides an opportunity for a large percentage of a buildings exterior surface to produce electricity for use by the building. Efficiencies are gained in total kW produced and ROI on BOS expenditures are anticipated be more rapid. Management believes these unique properties provide major market potential in the following areas:

         Architectural Glass - Non-Residential and Commercial Buildings

         XsunX glazing could be applied to the windows of large buildings, turning these structures into virtual power plants. Electrical power generated can be used to run building systems. In the future, the Company's management believes that a substantial portion of electrical power can be generated in dense urban areas with XsunX's solar electric glass. While the total amount spent annually on building products is over a trillion dollars, the total expenditure for XsunX solar electric glass could swell into the billions.


         Architectural Glass - Residential Buildings

         XsunX glazing could be applied to windows in homes to supply a portion of residential electrical power. The Company's management believes that these types of windows could eventually be supplied by companies such as Andersen Windows and could be sold directly at home improvement stores such as Home Depot. Film produced by companies such as 3M using the XsunX process could also be applied to new and existing windows.


BUSINESS MODEL

         The Company's management believes that the primary target opportunity for XsunX's technology is makers and fabricators of glass and optical films. These are very large industries, generating worldwide revenues in the hundreds of billions of dollars. The Company's strategy is to complete the development and commercialization of the XsunX process, and then enter into relationships with channel partners who will manufacture and distribute products made with XsunX solar electric glazing technology. The Company's management believes that the most rapid and likely path to success involves licensing the XsunX process to companies with established manufacturing and distribution facilities.


REVENUE MODEL

         The Company's management believes that virtually all of the Company's revenues will come from the license of its proprietary XsunX solar electric glazing technology to major manufacturers. Exclusive and non-exclusive know-how and intellectual property licenses will result in a stream of royalty revenue for the Company. The Company's management estimates that manufactures of architectural glass will be willing to pay a royalty of at least 3% of gross sales for the non-exclusive right to manufacture XsunX flat glass. No contracts now exist.


BACKGROUND OF THE TRANSPARENT SOLAR CELL

         Many different applications benefit greatly from the use of solar energy. For example, buildings, with their broad surfaces that are exposed to the sun's energy for much of the day, can use that energy to provide some or all of their energy needs. Various solar cells have been developed using different fabrication techniques to take advantage of this energy source.

         The Company's management believes that unlike the majority of current solar cell technologies, XsunX glazing could be incorporated onto the large and under utilized, or simply unused, portions of a buildings structure in the form of architectural glass or optical films applied to building materials. This unique attribute may provide XsunX with a direct path to the market -- a path where the company does not compete with current opaque solar cell designs for rooftops and other architecturally limiting locations.

         One type of solar cell is formed with crystalline silicon. For these solar cells, melting silicon and drawing an ingot of crystalline silicon of the size desired form crystalline silicon. Alternatively, a ribbon of crystalline silicon can be pulled from molten silicon to form a crystalline silicon solar cell. A conductor is placed on either side of the crystalline silicon to form the solar cell. These processes use high temperatures and the solar cells are expensive to manufacture. Packaging is also difficult and expensive and creates a rigid structure. The manufacturing process limits their maximum size. It is difficult to slice the resulting crystalline silicon thin enough to provide a transparent or flexible solar cell. However, these structures are very efficient (relative to other types of presently available commercial solar cells). As such, crystalline solar cells are used primarily for applications where efficiency is more important than cost and where the structures do not need to be flexible. For example, these are commonly used on satellites.

         Another type of solar cell is formed with polycrystalline silicon. These may be formed as thin layers on wafers and can thus be made thinner than crystalline silicon solar cells. As is well known in the art, heating amorphous silicon can form polycrystalline silicon. Typically, amorphous silicon begins to crystallize at temperatures greater than about 1400(Degree) C. Because of these high temperatures, known processes can only use substrates with high melting points. These processes are not appropriate for substrates made of plastics or other materials that melt at lower temperatures. In the manufacture of flat panel displays, it is known to use lasers to form polycrystalline silicon thin film transistors (TFTs). Such use has not included the formation of P-N junctions or solar cells that presents its own set of challenges. Moreover, these manufacturing processes generally formed single transistors and were not used to form large sheets or areas of polycrystalline silicon. Further, lasers have been used in the manufacture of solar cells, but only as a tool to mechanically form (slice, pattern, etch, etc.) the solar cells.

         Another type of solar cell has been formed using doped layers of amorphous silicon. These are not subject to some of the problems inherent in the previously described crystalline silicon or polycrystalline solar cells. First, amorphous silicon can be formed using low temperature processes. Thus, it can be formed on plastic and other flexible substrates. They can also be formed over large surfaces. Second, the processing techniques are less expensive. Nevertheless, amorphous solar cells introduce other significant limitations not found in crystalline silicon or polycrystalline silicon solar cells. For example, hydrogen is generally added during the manufacturing to increase the efficiency of the cell. Amorphous silicon solar cells tend however to lose this hydrogen over time, causing reduced efficiency and reduced usable life. Moreover, amorphous silicon solar cells are not transparent. Thus, they are not appropriate for many applications. For example, buildings with solar cells can be unsightly, and the solar panels may block the view of the outdoors or access to outside light indoors. Also, portable electronics often place a premium on size and surface area. Some devices have displays that cover most -- if not all -- of the exposed surface of the device. Therefore, it is often undesirable or impossible to mount a traditional amorphous silicon solar cell on the device.

         Attempts have been made to solve this transparency problem by making transparent panels from existing solar cell processes. One method has been to take advantage of the "window shade effect" whereby solar cells are formed on a transparent substrate with gaps between adjacent solar cells. This allows some light to pass through to create a transparent effect. The larger the gaps, the more transparency the device has. A disadvantage of this technique is that much of the space is unused; therefore the efficiency of the device is less than it would be if all of the surface areas were used for solar cells. Of course, devices of this type also suffer from the problems inherent to the type of cell used. For example, if based on amorphous silicon, these devices suffer from the hydrogen loss exhibited in other amorphous silicon devices.

         Other work has been done at making transparent solar cells using materials other than silicon (for example, cadmium telluride (CdTe)). These cells suffer from the challenges inherit to using materials other than silicon.


THE XSUNX PROCESS

         The XsunX technique for making transparent solar cells leverages two distinctly different technologies -- amorphous solar cell process and flat panel display process -- that have not previously been linked. By adding known processing techniques to those commonly used in the solar industry, XsunX has been able to create and protect a structure that is both transparent and photovoltaic.

         The XsunX Process combines the following advantages:

O It is transparent and therefore can be used in places inapplicable to Existing solar cells.

o    It is cost effective because it uses thin film amorphous silicon.

o It may be readily manufactured because the methods for manufacture uses commercially available chemical vapor deposition and laser annealing equipment.

o It can be used on a wide variety of substrates including low temperature substrates.

THE METHOD OF FABRICATION

         It is anticipated that the XsunX Process will provide a method and structure that will form a substantially transparent solar cell. The solar cell is anticipated to be thin, flexible, and easy to make and use with conventional semiconductor processes. The solar cell is also anticipated to operate effectively as an optical filter.

         In a specific embodiment, the XsunX Process includes a method of forming a solar cell. The method includes steps of providing a substrate, such as glass, plastic, Mylar and other substrates, including those with low melting points. The method also includes forming a first conductive layer overlying the substrate. The method also includes forming a first amorphous silicon layer of a first dopant type overlying the first conductive layer. A step of annealing the first amorphous silicon layer is included. The method also forms a second amorphous silicon layer of a second dopant type, and also anneals the second amorphous silicon layer. A second conductive layer is formed overlying the second amorphous silicon layer. A combination of these steps forms a transparent solar cell structure.

         In an alternative aspect, the XsunX Process provides a solar cell structure that is transparent. The structure includes a transparent substrate, which can be selected from glass, crystal, plastic, Mylar, and other substrates, including those that have low melting points. A conductive layer is formed overlying the transparent substrate. A first polycrystalline silicon layer from a first amorphous silicon layer of a first dopant type is formed overlying the first conductive layer. The structure also includes a second polycrystalline silicon layer from a second amorphous silicon layer of a second dopant type overlying the first polycrystalline silicon layer, and a second conductive layer overlying the second polycrystalline silicon layer. The combination of these layers forms a transparent structure.

         In a further aspect, the XsunX Process provides a method for fabricating a structure comprising a transparent solar cell structure. The method includes forming a first conductive layer overlying a transparent substrate, and forming a first amorphous silicon layer overlying the first conductive layer. The method also includes converting the first amorphous silicon layer into a first polycrystalline silicon, and forming a second amorphous silicon layer overlying the first amorphous silicon layer. A step of converting the second amorphous silicon layer into a second polycrystalline silicon is included. The method also includes forming a second conductive layer overlying the second amorphous silicon layer. The combination of these steps forms a transparent solar cell structure overlying the substrate.

         In still a further aspect, the XsunX Process provides a solar cell comprising a substrate with a melting temperature of less than 450(Degree) C, a first conductive layer overlying the substrate, a first polycrystalline film overlying the first conductive layer, a second polycrystalline film overlying the first polycrystalline film, and a second conductive layer overlying the second polycrystalline film.


ADVANTAGES OF THE XSUNX PROCESS

         The XsunX Process may achieve numerous advantages over conventional techniques for forming solar cells. For example, the present XsunX method uses conventional equipment and processes from semiconductor operations to manufacture the solar cells. In one aspect of the XsunX Process, an Excimer laser is used to anneal the amorphous silicon layers. Use of this, or a similar laser, allows the forming of polycrystalline silicon without exposing the substrate to high temperature that will distort or destroy it. Therefore, low melting point materials such as plastic may be used. The XsunX solar cells can be transparent, which makes them desirable for placing over glass and other see through structures. The present cell structure is extremely thin and efficient and can be implemented on a variety of applications.

         For example, it can be formed on a flexible substrate and substantially maintain the flexibility of the substrate. Depending upon the embodiment, one or more of these advantages may exist. Other advantages may also exist depending upon the embodiment. A transparent solar cell produced with the XsunX Process will also have a lower efficiency than a standard solar cell.

         Conversely, the ability to incorporated larger amounts of XsunX cells on to a structure provides for significant opportunities to produce greater amounts of usable energy. Conventional PV technology installation is typically limited to very small percentages of a buildings usable surface. XsunX PV technology may see building surface integration of as much as 75% in commercial applications providing many times the kW production associated with smaller installations of conventional opaque PV cells.

         Management believes that a transparent solar cell produced with the XsunX Process will have a lower efficiency than a standard solar cell for the following reasons:

o        Poly-crystalline cells are more efficient than amorphous cells.

o        At least 25% of the photons will be annihilated within 1000 Angstroms.

o ND1 Solar Filter will be at least 4000 Angstroms - conservative number is 50% for ND1 filter.

         Management estimates that transparent solar cells produced with the XsunX Process will have a very wide dynamic range depending on the application and the filter characteristics.


MARKET ANALYSIS

         The Company's technology can be applied to the already quite large and established glass industries. That is, transparent glazing may enable solar energy-production to enter mainstream markets because it can readily become integral to the designs of buildings. Builders and manufacturers already use glass, plastic and other materials, so they may be especially attracted to the economic benefits of using the same materials that also produce electrical energy.

         In the long view, solar energy production is intrinsically attractive, not only environmentally but also economically. Sunlight is readily, regularly, and widely available; it is renewable; and it is easily accessible without the massive expense of mining, drilling, or constructing huge dams or other facilities. Tapping the sun directly, rather than through the solar energy stored in fossil fuels, wood, or ethanol, makes too much economic sense not to be inevitable.

         A major factor in the restricted use of solar energy has been the technological limitations of large-scale solar energy production, particularly active production of electricity rather than passive collection of heat. For buildings, residential and nonresidential, photovoltaic technology has shown it can significantly reduce the need for electricity generated through other means, but the additional cost of purchasing and installing photovoltaic systems has been prohibitive, especially compared to the cost of electricity through other means.

         XsunX's patented technology may make solar energy production economically and technologically feasible for the building industry because it allows glass, plastic and other materials to produce electricity while remaining transparent and thus functional as a window or display surface. The architectural limiting aspects of current photovoltaic technologies may soon disappear as XsunX glazing turns commercial and residential structures, and their vast areas of modern architectural glass, into virtual power plants.

         The Company's management believes that the primary target markets for XsunX's technology are makers and fabricators of glass and optical films. These are very large industries, generating worldwide revenues in the hundreds of billions of dollars. It breaks down into two areas relevant to XsunX's technology:

o Nonresidential construction, primarily architectural glass for large edifices, such as office buildings, hospitals, schools, retail buildings, and industrial buildings.

o    Residential construction, primarily doors and windows for homes.

The construction industries fluctuate in direct relationship to the growth of the overall economy. They are, nevertheless, very large, stable markets over the long term. In addition, the flat glass industry for the construction industry is geared for technological innovations, including especially those that help control sunlight for greater energy efficiency.

Other factors indicating favorable market conditions for XsunX include:

o A boom market for nonresidential and residential construction, spurred by strong low interest rates.

o A growing concern in nonresidential construction with energy efficient buildings, possibly spurred by recent dramatic hikes in energy costs, especially oil.

         As an innovative, patent technology, the competition for XsunX's transparent solar cell technology is primarily current modes of producing and glazing glass and plastic. These include various technologies to control sunlight and increase heating and cooling efficiency in buildings and cars and advances in battery-powered technology for electronics.

         With its breakthrough process in the solar production of electricity, XsunX may have clear advantages marketing its technology. XsunX transparent solar cell technology may enable manufacturers to make buildings more efficient and ultimately more cost-effective, while also reducing dependency on fossil fuels and other technologies that harm the environment.


THE UNDERDEVELOPED MARKET FOR PHOTOVOLTAIC PRODUCTS

         Electricity produced by photovoltaic products is growing rapidly, but remains a very small percentage of overall U.S. energy production, and a very small percentage of its potential. Despite the attraction of clean, renewable, safe energy production, solar electricity fails to compete with other means of producing electricity in part because of technological limitations, which often make solar energy economically unfeasible. This is especially true for large-scale energy production. XsunX's transparent solar cell technology opens new markets for solar energy applications in construction and other industries as it makes the option of solar energy economically feasible.


MARKETING PLAN

         XsunX's marketing strategy is to create a favorable environment to license its solar electric glass technology. The Company intends to enhance, promote and support the fact that products produced with the XsunX process provide users with a best of class technology that spans and interconnects glass, optical film and energy markets market's to provide substantial economic and environmental benefits.


PRODUCT AND SERVICE DIFFERENTIATION

         The differentiating attributes of products produced with the XsunX process include:

o        Energy from a renewable source - solar
o        Transparent nature eliminates inhibiting architectural applications
o        May be applied to glass or flexible substrates
o        Provides distributors with valuable bundling opportunities
o May be applied with low temperature - allows for a variety of substrates
o        High level of reliability
o        Reasonable cost

ADVERTISING AND PROMOTION

         XsunX recognizes that a key to success will be to undertake focused advertising and promotion efforts aimed at developing product awareness within the glass manufactures, fabricators, optical film, and building industries. This campaign will be performed aggressively and on a scale necessary to meet license sales goals. To accomplish its licensing goals, the Company requires a capable advertising agency and public relations firm. Subject to the recommendation of a marketing director, an agency will be selected and, with their assistance, a comprehensive advertising and promotion plan will be drafted.


ADVERTISING AND PROMOTION OBJECTIVES

         XsunX's overall advertising and promotion objectives are to:

o    Position XsunX as a leader building integrated photovoltaic markets.

o Increase Company awareness and brand name recognition among prospective customers.

o    Generate qualified sales leads for the Company's field sales organization.

o Develop, through market research, significant information to create immediate and long-term marketing plans.

o Create product and service advertising programs supporting the Company's value proposition.

o Coordinate sales literature, demonstration materials, telemarketing programs, and direct response promotions in order to present a unified marketing approach.


SALES AND SUPPORT COLLATERAL MATERIALS

         XsunX plans to develop a variety of collateral materials to support its sales efforts. These items are intended to sell the Company's products and services.


PLAN OF OPERATIONS

         XsunX anticipates the 12-month capital operational requirements of the company to be $2,250,000 dollars. To finance these requirements the Company is currently engaged in on going capital formation efforts in the form of one or more private offerings to accredited investors to fund these capital requirements for development, commercialization, general and administrative costs in the current year. The net proceeds from the offering of the Common Stock are estimated to be utilized as follows:

         (i) approximately $718,000 will be used to pay costs associated with research and preparation of a plan of operations by the company's technical advisory board for the development of XsunX Process and the completion of development of a production model for the XsunX Process, (ii) approximately $623,000 will be used to pay salaries and general administrative costs and for intellectual property protection, (iii) approximately $87,000 will be used to pay for testing and development equipment, (iv) approximately $301,000 will be used to pay for market development research, general competitive research and publicity costs, and (v) approximately $521,000 will be used for general working capital.

         The Company may change any or all of the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

         The Company will need substantial additional capital to support its budget. The Company had no revenues in 2003 and does not anticipate any revenues in this calendar year. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

BACKLOG OF ORDERS

         There are currently no orders for sales at this time.

GOVERNMENT CONTRACTS

         None at this time.

COMPETITIVE CONDITIONS

         Currently, management is not aware of other products Substantially similar to those of the company on the market. However, larger existing firms are developing competitive products and may have extensive capital for development work.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

         No research was done prior to September 30, 2003. Subsequent to September 30, 2003 the Company has begun research and commercialization development planning efforts. With proceeds of capital raising efforts, the Company plans to engage in on going development of its technology for the purpose of commercializing its proprietary process for licensing. Management does not anticipate the completion of a licensable commercial process in this current fiscal year.

COMPLIANCE WITH ENVIROMENTAL LAWS AND REGULATIONS

         The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, compliance with these regulations by the Company has had no material effect on the Company's operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.


NUMBER OF PERSONS EMPLOYED

         The Company had no full-time employees in the 2002 fiscal year. As of October 1, 2003, the Company had one full-time Employee. Other Executive Officers and Directors work on an as needed basis.


ADMINISTRATIVE OFFICES

         As of September 30, 2003 the Company maintained a mailing address at P.
O. Box 723, Evergreen, Colorado 80437. In November 2003 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $750 per month pursuant to a six month lease agreement and month to month thereafter.


EMPLOYEES

        The Company is a development stage company and as of September 30, 2003 had no salaried employees. Upon the completion of its reorganization the Company retained its current President and Chief Executive Officer, Mr. Tom M. Djokovich, on October 1, 2003. The Company projects that during the next 12 months the Company's workforce is likely to increase to 10, with 3 of the new employees being in Administrative, 3 in research and development and 3 in marketing and sales positions. In addition to the retention of these new employee's the Company expects to use consultants, subcontract labor, attorneys and accountants as necessary, and may find a need to engage additional full-time employees as necessary.


TRADEMARKS AND PATENTS

            The Company has not been issued any registered trademarks for its "XsunX" trade name. The Company may file trademark and trade name applications with the United States Office of Patents and Trademarks for its proposed trade names and trademarks.

         The Company was assigned the rights to three patents as part of an Asset Purchase Agreement with Xoptix Inc., a California corporation. The patents acquired were No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003 (collectively, the "Patents")

RISK FACTORS

1. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to develop the Company's current business plan. The ultimate success of the Company may depend upon its ability to raise additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

2. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

3. Lack of Operating History. The Company was formed in 1997 and has had an unsuccessful operating history. The re-organization of the Company and the acquisition of solar electric glazing patents has provided the Company with a new opportunity for business development which carries continued special risks inherent in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

4. No Assurance of Success or Profitability. There is no assurance that the Company will successfully commercialize its proprietary patented technology. Even if the Company should successfully commercialize its proprietary patented technology, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

5. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

6. Dependence upon Management. The Company currently has only two (2) individuals who are serving as its officers and three (3) as directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan.

7. Indemnification of Officers and Directors. The Colorado Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

8. Director's Liability Limited. The Colorado Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

9. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company employ's accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

10. Competition. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company.

11. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY
------------------------------

         In November 2003 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $750 per month pursuant to a six month lease agreement from a non-affilate. The Company owns no real property.


ITEM 3.  LEGAL PROCEEDINGS
-----------------------------------

        The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings, at September 30, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

         On July 3, 2003, at a shareholders' meeting, the shareholders approved a reverse split of one for twenty of the issued and outstanding common stock and a name change. Appropriate amendments to the Articles of Incorporation were authorized to reflect the items approved.


                                            PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's common stock trades on the NASD OTC Bulletin Board under the symbol "XSNX." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended September 30, 2002             HIGH         LOW             CLOSE
-----------------------------

First Quarter ended December 31, 2001     $.01         $.008  $.008
Second Quarter ended March 31, 2002       $.04         $.01            $.01
Third Quarter ended June 30, 2002         $.04         $.01            $.03
Fourth Quarter ended September 30, 2002   $.02         $.011           $.013


Year Ended September 30, 2003

First Quarter ended December 31, 2002     $.017        $.005  $.006
Second Quarter ended March 31, 2003       $.012        $.007  $.007
Third Quarter ended June 30, 2003         $.025        $.01   $.01
Fourth Quarter ended September 30, 2003   $.07         $.007  $.03

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Such prices are shown prior to the completion of the reverse split one for twenty.


NUMBER OF HOLDERS

         As of September 30, 2003, there were 88 record holders of the Company's common Stock.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         In the fiscal year ended September 30, 2002 the Company was a development stage company without on going business opportunities and no operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended September 30, 2003.

         The Company did however make equity investments this last year in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these investments was to acquire patented solar electric glazing technology. The Company believes that its patented solar electric glazing technology has a number of market opportunities in the multi-billion dollar worldwide architectural glass markets.

         The Company intends to continue to make investments in the commercial development of these patents through the course of the next year. To finance these development efforts we are currently engaged in on going capital formation efforts to fund the Company's projected deficits for development costs in the current year.

         Through the successful commercial development of these patents the Company anticipates being able to take advantage of commercial opportunities to provide governments, developers, businesses and architects with a commercially viable method for converting large areas of architectural glass into electrical power producing systems. Upon the completion of our commercialization process the Company anticipates the majority of revenues to be derived from the licensing of our technology.

         Management believes the summary data and audit presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

     The Company incurred expenses totaling $145,890 in 2003 compared to $47,297 in 2002. The increase of $98,593, resulted primarily from an increase in consulting services in the amount of $125,200 associated with the Plan of Reorganization as compared to no expenses for consulting services in 2002. Legal and accounting expenses decrease from $45,552 in 2002 to $18,320 in 2003. Other miscellaneous expenses totaled $2,370. The Company had no business operations or revenues in 2002 or 2003. The net loss for 2002 was $(47,297) and for 2003 the net loss was ($145,868). The net loss per share was $(0.02).

         Due to the Company's change in primary business focus and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. Since inception in 1997 the Company has accumulated deficits totaling ($2,819,377) to September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) at September 30, 2003 was $2,346 as compared to $(414,203) at September 30, 2002. There were no cash flows provided by operations during the twelve months ended September 30, 2003.

     We have funded our operations and working capital needs through a series of private equity offerings pursuant to Section 4(2) of the Act, Regulation D, which provided $336,970 in non-cash transactions for the payment of services, and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), which has raised net proceeds of $ 225,450 in cash for an aggregate net total of $562,420 from these financing activities compared to $0, for the year ended September 30, 2002.

     Cash and cash equivalents at September 30, 2003 were $2,346, an increase of $2,346 from September 30, 2003. During the year ended, September 30, 2003, the Company used $223,104 net cash in operating activities as compared to using $0.00 for the year ended, September 30, 2002. This increase of cash used in operations of $223,104 was primarily a result of the payment of past services carried on the books as debt for the fiscal year 2003.

     During the year ended, September 30, 2003, we used $3 for investing activities as compared to $0, for the year ended, September 30, 2002. The increased use of cash for investing activities resulted from an increase in the acquisition of assets in the form of three patents purchased pursuant to the Plan of Reorganization and Asset Purchase Agreement.

         We had, at September 30, 2003, working capital of $2,346. We anticipate that there will be no cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.

SUBSEQUENT EVENTS

         The Company intends to continue to make investments in the development and commercialization of its patented solar electric glazing processes. To finance these efforts the Company is currently engaged in on going capital formation efforts to fund these capital requirements for development, commercialization, general and administrative costs in the current year.

         In furtherance of these financing efforts the Company entered into a private placement agreement on December 19, 2003 for the sale of up to 3,000,000 shares of common stock pursuant to Regulation S of the Act, commencing in January 2004. The purchaser will have to and until December 31, 2004 to deliver one or more purchase notices to the Company. The agreement provided for a variable purchase price based on a percentage of the five-day average closing price on the date of a purchase with a floor price of $.25 cents net to the Company. The Company may terminate this agreement upon 3 days notice to the purchaser. The Company anticipates, but cannot be assured, that should the entire 3,000,000 shares be placed the approximate net proceeds to the Company may total $750,000. The purchaser intends to acquire the shares for their own account with no then present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares.


NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carry forwards of approximately $2,829,377 as of September 30, 2003. These carry forwards will expire at various dates through the year and 2010. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE
-----------------------------------------------------------------------------

        Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1997 as auditors for the Company for fiscal year 1997 and thereafter.



ITEM 8A. CONTROLS AND PROCEEDURES
-----------------------------------------------------------------------------

EVALUATION OF INTERNAL DISCLOSURE CONTROLS

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




                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a)
-----------------------------

         The following table lists the executive offices and directors of the Company as of September 30, 2003:

NAME                             POSITION HELD                TENURE
------------------------------------------------------------------------------
Brian Altounian          Secretary, Director            Since September 2003

Tom Djokovich            President, CEO, Director       Since September 2003

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

        The directors of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.


     Tom Anderson resigned as acting CEO effective September 30, 2003. Tom Djokovich was appointed President and CEO of the Company effective September 30, 2003. Randy McCall and Steve Weathers resigned from the Board of Directors effective after compliance with Section 14f of the Securities Exchange Act. Brian Altounian has been appointed as Secretary and as a director effective September 30, 2003.

     Tom Djokovich has been appointed as a director effective ten days after mailing of Notice to Shareholders pursuant to Section 14f of the Securities Exchange Act.

BIOGRAPHICAL INFORMATION

BRIAN ALTOUNIAN, age 40, Chairman of the Board, and Secretary as of September 30, 2003;

        Mr. Altounian has over 16 years of experience in the area of finance, administration and operations. Most recently, he served as Executive Vice President of Plyent, Inc., a provider of a proprietary software solution that allows dynamic wireless Web access by Web enabled wireless thin clients, such as cell phones and personal digital assistants (PDAs). Mr. Altounian previously served as the Vice President of Finance for Lynch Entertainment, a producer of family television series' for the Nickelodeon and Disney Channels. While at Lynch, he established subsidiary corporations, purchased and oversaw the construction of a state-of-the-art television studio facility, and built the infrastructure of the company. Prior to joining Lynch Entertainment, Mr. Altounian held key management positions at numerous entertainment companies including Director of Finance and Administration at Time Warner Interactive; Finance Manager for National Geographic Television; and Manager of Business Services for WQED, the nation's first community-owned public television station. He also founded his own consulting company, BKA Enterprises, a firm that supported and advised entertainment and multimedia companies in the areas of financial and business management. Mr. Altounian holds an undergraduate degree from UCLA and an MBA from Pepperdine University.

TOM DJOKOVICH, age 46, President and Chief Executive Officer as of September 30, 2003, and Director;

         Mr. Djokovich was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich's guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry's most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. During his tenure, Accesspoint became an early adopter of WAP based e-commerce capabilities and the industry's first certified Level 1 Internet payment processing engine. In his last year as executive manager, Accesspoint grew its processing revenues by over 800% and overall revenues by nearly 300%. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development in 1979. TMD provided effective cost management of multimillion-dollar projects incorporating at times hundreds of employees, subcontractors and international material acquisitions for commercial, industrial and custom residential construction services as a licensed building firm in California. In 1995 Mr. Djokovich developed an early Internet based business-to-business ordering system for the construction industry. Mr. Djokovich also currently serves as a Director for Roaming Messenger, Inc., a publicly reporting company that provides a breakthrough software solution for delivering real-time actionable information for Homeland Security, emergency response, military and enterprise applications.

THOMAS  ANDERSON,  age 37,  became a director of the Company in August 2001;

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


COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, the following persons were required to file forms pursuant to Section 16(a):

Name                             Form                      Filed
----------------------------------------------------------------
Tom Djokovich                    Form 3                    October 24, 2003
Brian Altounian                  Form 3                    October 22, 2003
Xoptix, Inc.                     Form 3                    Did not file

NOTE: Xoptix, Inc. was being liquidated pursuant to a Plan of Liquidation, and the shares were distributed in November, 2003 pro rata to shareholders of Xoptix, Inc. in liquidation. No shareholder of Xoptix, Inc. receiving shares holds more than 10% of the issued and outstanding shares of Registrant.

ITEM 10. EXECUTIVE COMPENSATION
---------------------------------------------

DIRECTOR COMPENSATION

         Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


EXCUTIVE OFFICER COMPENSATION

         The Company accrued $0 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2003 fiscal year. No cash bonuses were or are to be paid to such persons for services rendered in the fiscal year ended September 30, 2003.

        The Company does not have any employee incentive stock option plans.

        There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

            The annual compensation for the executive officers of the Company for the post reorganization operations has not yet been determined, but is expected to be established by a resolution of the Company's Board of Directors in the near future. The following table and notes set forth the cash compensation due Tom Djokovich, a member of the Board, President and Chief Executive Officer of the Company as of October 1, 2003.


                       SUMMARY COMPENSATION TABLE OF EXECUTIVES

                            Fiscal     Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
--------------------------------------------------------------------------------------------------------------------------
Tom Djokovich,              2003       $0             0            0                     0                0
President                   2002       $0             0            0                     0                0
                            2001       $0             0            0                     0                0

Brian Altounian,            2003       $0             0            0                     0                0
Secretary                   2002       $0             0            0                     0                0
                            2001       $0             0            0                     0                0

Tom Anderson,               2003       $0             0            0                     0                0
Acting CEO (2003)           2002       $0             0            0                     0                0
(resigned as CEO 9/30/03)   2001       $0             0            0                     0                0

Stephen W. Weathers,        2003       $0             0            0                     0                0
Former Secretary            2002       $0             0            0                     0                0
(resigned 9/30/03)          2003       $0             0            0                     0                0



         (1) The Company has agreed to pay Mr. Djokovich $10,000 per month for services provided as Chief Executive Officer up to and until the Company determines executive compensation pursuant to an employment agreement as determined by the Board. When necessitated by the Company's adverse financial condition Mr. Djokovich has agreed to the deferment of his monthly salary up to and until such time that the Company can repay any such deferred amounts.



Directors' Compensation
Name                                    Annual         Meeting        Consulting        Number        Number of
                                        Retainer       Fees ($)       Fees/Other        of            Securities
                                        Fee($)                        Fees ($)          Shares        Underlying
                                                                                        (#)           Options
                                                                                                      SARS (#)
----------------------------------------------------------------------------------------------------------------
A. Director, Tom Djokovich              $0             $0             0                 0             0
B. Director, Brian Altounian            $0             $0             0                 20,000,000    0
C. Director, Randy A. McCall            $1,000         $100           0                 25,000        0
   (Resigned 2003)
D. Director, Thomas Anderson            $0             $0             0                 45,000        0
E. Director, Steve Weathers             $0             $0             0                 45,000        0
   (Resigned 2003)
----------------------------------------------------------------  ----------------  ----------------------------

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this report. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

         The following table sets forth, as of January 14, 2004, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.


SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
Tom Djokovich                         17,978,000                  16.19%
President & Director
65 Enterprise
Aliso Viejo, CA  92656

Brian Altounian                        4,000,000                   3.5%
Secretary, Director
65 Enterprise
Aliso Viejo, CA  92656

Thomas Anderson, Director              11,900                   .01%
1020 21st Street
Golden, Colorado  80401

All directors and executive
officers as a group (3 persons)       21,989,900                  19.7%


Each principal shareholder has sole investment power and sole voting power over the shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------------

         As part of a Plan of Reorganization and Asset Purchase Agreement with Xoptix, Inc., a California corporation, to acquire three patents, the Company issued 70,000,000 shares. The shares were approved to be issued by Board minutes dated Sept 30, 2003, pursuant to contract dated July 9, 2003, on a post reverse split basis, but were not issued by the transfer agent until after the effectuation of the reverse split, and name change. The Company did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D.

         In a private placement of the Company's common stock made by the Company from August 1, 2003 to September 24, 2003 pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), the Company sold 9,000,000 shares (post reverse split one for twenty) of common stock, at an aggregate price of $.025 per share, which raised gross proceeds of approximately $225,000. The shares were approved to be issued by Board minutes dated Sept 30, 2003, pursuant to a Private Placement Memorandum on a post reverse split basis, but were not issued by the transfer agent until after the effectuation of the reverse split, and name change. The Company did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The purchasers acquired the shares for their own account for investment with no then present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction(s), which was not part of a distribution of the shares.

         The Company authorized the issuance of 115,000 (post reverse split one for twenty) shares of common voting stock to service providers. These shares were issued in relation to the retirement of $121,828 dollars of invoicing for services carried on the books as debt. The shares were approved for issuance, subject to the filing of an S8 Registration, by Board minutes dated Sept 30, 2003, pursuant to the Plan of Reorganization dated July 9, 2003, on a post reverse split basis, but will not be issued by the transfer agent until after the effectuation of the registration statement. No registration statement has been filed to complete this transaction, but it is intended that they be registered on Form S-8.

         The Company authorized the issuance of 115,000 (post reverse split one for twenty) shares of common voting stock to service providers. These shares were issued in relation to the retirement of $89,939 dollars of invoicing for services carried on the books as accrued debt. The shares were approved for issuance, subject to the filing of an S8 Registration, by Board minutes dated Sept 30, 2003, pursuant to the Plan of Reorganization dated July 9, 2003, on a post reverse split basis, but will not be issued by the transfer agent until after the effectuation of registration statement. No registration statement has been filed to complete this transaction, but it is intended that they be registered on Form S-8.

         The Company issued 20,800,000 shares of common voting stock to Brian Altounian, an individual. The shares were approved to be issued by Board minutes dated Sept 30, 2003, pursuant to contract dated May 1, 2003, on a post reverse split basis, but were not issued by the transfer agent until after the effectuation of the reverse split, and name change. These shares were issued for corporate development services rendered to Xoptix pursuant to a Corporate Services Development Agreement dated May 1st, 2003 and valued at a price of $.004 per share for a total valuation of $83,200. The Company did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D under the Act. Mr. Altounian acquired the shares for his own account for services. The shares were offered in a private transaction, which was not part of a distribution of the shares.

         The Company issued 10,500,000 shares of common voting stock to Corporate Strategies Incorporated, a Nevada corporation. The shares were approved to be issued by Board minutes dated Sept 30, 2003, pursuant to contract dated May 1, 2003, on a post reverse split basis, but were not issued by the transfer agent until after the effectuation of the reverse split, and name change. These shares were issued in exchange for consulting services rendered to Xoptix, Inc. pursuant to a Corporate Services Development Agreement dated May 1st, 2003 and valued at a price of $.004 per share for a total valuation of $42,000. No underwriter was utilized, and the Company did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D under the Act. The shareholders of Corporate Strategies acquired the shares for their own account for services. The shares were offered in a private transaction, which was not part of a distribution of the shares.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          8-K filed 5/28/03
          8-K filed 7/16/03
          8K/A filed 7/25/03
          8-K filed 7/25/03
          8-K filed 10/2/03
          8-K/A filed 10/29/03

     2.   Exhibits:

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $3,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended September 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2002, March 31, 2003, and June 30, 2003. MJC billed the Company $4,250 for the 2002 audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                      INDEX

                                                      Form 10-KSB
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #000-29621


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #000-29621

3.3                   Amendments to Articles of       Incorporated by Reference
                      of Incorporation                to Registration Statement
                                                      Form 10SB 12G #000-29621
                                                      in 8-K dated 10/29/03

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 14, 2003



                                          XsunX, INC.


                                          /s/ Tom Djokovich
                                          ---------------------------------
                                             Tom Djokovich
                                             President & Acting CFO


                                          DIRECTORS:

                                          /s/ Tom Djokovich
                                          --------------------------------


                                          /s/ Brian Altounian
                                          ---------------------------------


                                          /s/ Thomas Anderson
                                          ---------------------------------

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors XSUNX, INC.
Arvada, CO


We have audited the accompanying balance sheets of XSUNX, Inc., (formerly Sun River Mining, Inc). (A Development Stage Company) as of September 30, 2003 and 2002, and the related statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2003 and 2002 and for the period from February 25, 1997 (inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSUNX, INC., (formerly Sun River Mining, Inc.) at September 30, 2003 and 2002 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002 and for the period from February 25, 1997 (inception) to September 30, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
December 13, 2003



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets
                                         September 30,


                                                                                     2003                     2002
                                                                                     ----                     ----
ASSETS:
Current assets:
   Cash                                                                                 $ 2,346                      $ -
                                                                               -----------------        -----------------

      Total current assets                                                                2,346                        -
                                                                               -----------------        -----------------

Other Assets:
   Patents                                                                                    3                        -
                                                                               -----------------        -----------------

      Total other assets                                                                      3                        -
                                                                               -----------------        -----------------

TOTAL ASSETS                                                                            $ 2,349                      $ -
                                                                               =================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                         $ -                $ 199,616
   Accrued Expenses                                                                           -                   18,858
   Notes Payable                                                                              -                  195,729
                                                                               -----------------        -----------------

      Total current liabilities                                                               -                  414,203
                                                                               -----------------        -----------------

Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                           -                        -
Common Stock, no par value; 500,000,000 shares authorized;
   111,248,148 shares issued and outstanding in 2003, 768,148                         2,821,726                2,259,306
   shares issued and outstanding in 2002.
Deficit accumulated during the exploration stage                                     (2,819,377)              (2,673,509)
                                                                               -----------------        -----------------

       Total stockholders' deficit                                                        2,349                 (414,203)
                                                                               -----------------        -----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                 $ 2,349                      $ -
                                                                               =================        =================



   The accompanying notes are an integral part of these financial statements.



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                             Consolidated Statements of Operations

                                                                                Deficit
                                                                              Accum. During
                                                     Common Stock             Development
                                              ----------------------------
                                               # of Shares      Amount           Stage           Totals
                                              --------------  ------------  -----------------  ------------

Inception February 25, 1997                               -           $ -                $ -           $ -

Issuance of stock for cash 3/97                       5,000           100                  -           100
Issuance of stock for cash 3/97                       5,590       111,800                  -       111,800
Issuance of stock to Founders 3/97                   14,110             -                  -             -
Issuance of stock for Consolidation 4/97            445,000       312,106                  -       312,106
Issuance of stock for cash 8/97                       2,900        58,000                  -        58,000
Issuance of stock for cash 9/97                       2,390        47,800                           47,800
Net Loss for year                                         -             -           (193,973)     (193,973)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 1997                        474,990       529,806           (193,973)      335,833
                                              --------------  ------------  -----------------  ------------

Issuance of stock for services 11/97                  1,500        30,000                  -        30,000
Issuance of stock for cash 9/98                      50,000       200,000                  -       200,000
Consolidation stock cancelled 9/98                  (60,000)      (50,000)                 -       (50,000)
Issuance of stock for cash9/98                          200         4,000                  -         4,000
Net Loss for year                                         -             -           (799,451)     (799,451)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 1998                        466,690       713,806           (993,424)     (279,618)
                                              --------------  ------------  -----------------  ------------

Issuance of stock for cash  10/98                    21,233       159,367                  -       159,367
Issuance of stock for services 1/99                  40,000        40,000                  -        40,000
Issuance of stock for cash 1/99                      37,500       296,125                  -       296,125
Issuance of stock for services 1/99                  25,000       276,500                  -       276,500
Issuance of stock for cash 2/99                       7,500        70,313                  -        70,313
Issuance of stock for cash  4/99                     45,225       122,108                  -       122,108
Issuance of stock for services 6/99                  70,000       147,000                  -       147,000
Issuance of stock for cash 9/99                      40,000        69,200                  -        69,200
Net Loss for year                                         -             -         (1,482,017)   (1,482,017)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 1999                        753,148     1,894,419         (2,475,441)     (581,022)
                                              --------------  ------------  -----------------  ------------

Issuance of stock for cash 9/00                      15,000        27,000                  -        27,000
Net Loss for year                                         -             -           (118,369)     (118,369)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2000                        768,148     1,921,419         (2,593,810)     (672,391)
                                              --------------  ------------  -----------------  ------------

Extinquishment of debt                                    -       337,887                  -       337,887
Net Loss for year                                         -             -            (32,402)      (32,402)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2001                        768,148     2,259,306         (2,626,212)     (366,906)
                                              --------------  ------------  -----------------  ------------

Net Loss for year                                         -             -            (47,297)      (47,297)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2002                        768,148     2,259,306         (2,673,509)     (414,203)
                                              --------------  ------------  -----------------  ------------

Issuance of stock for Assets 7/03                70,000,000             3                  -             3
Issuance of stock for Cash 8/03                   9,000,000       225,450                  -       225,450
Issuance of stock for Debt 9/03                     115,000       121,828                  -       121,828
Issuance of stock for Accruals 9/03                 115,000        89,939                  -        89,939
Issuance of stock for Services 9/03              31,300,000       125,200                  -       125,200
Net Loss for year                                         -             -           (145,868)     (145,868)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2003                    111,298,148    $2,821,726       $ (2,819,377)      $ 2,349
                                              ==============  ============  =================  ============


   The accompanying notes are an integral part of these financial statements.



                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows


                                                                                                        February 25, 1997
                                                              Year Ended                                  (Inception) to
                                                                September 30,                             September 30,
                                                             ------------------------------------
                                                                 2003                  2002                    2003
                                                                 ----                  ----                    ----
                                                             --------------       ---------------       -------------------

Cash Flows from Operating Activities:

Net Loss                                                        $ (145,868)            $ (47,297)             $ (2,819,377)

   Issuance of Common Stock for Services                           336,970                     -                 1,237,557
Adjustments to reconcile net loss to net
   net cash used in operations.
   Increase (Decrease) in Accounts Payable                        (199,616)              156,317                         -
   Increase (Decrease) in Accrued Liabilities                      (18,858)             (112,390)                        -
                                                             --------------       ---------------       -------------------

Net Cash Flows Used by Operations                                  (27,372)               (3,370)               (1,581,820)
                                                             --------------       ---------------       -------------------

Cash Flows from Investing Activities:
   Purchase of Intangible Assets                                        (3)                    -                        (3)
                                                             --------------       ---------------       -------------------

   Net cash used by investing activities                                (3)                    -                        (3)
                                                             --------------       ---------------       -------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable                                           -                 3,370                         -
   Payments on Notes payable                                      (195,729)
   Issuance of Common Stock                                        225,450                     -                 1,584,169
                                                             --------------       ---------------       -------------------

Net Cash Flows Provided by Financing Activities                     29,721                 3,370                 1,584,169
                                                             --------------       ---------------       -------------------

Net Increase (Decrease) in Cash                                      2,346                     -                     2,346
                                                             --------------       ---------------       -------------------

Cash at Beginning of Period                                              -                     -                         -
                                                             --------------       ---------------       -------------------

Cash at End of Period                                              $ 2,346                   $ -                   $ 2,346
                                                             ==============       ===============       ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                              $ -              $ 15,411                  $ 71,346
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                          $ -                   $ -                       $ -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS
   Stock issued for compensation                                 $ 336,970                   $ -               $ 1,237,557
                                                             ==============       ===============       ===================


   The accompanying notes are an integral part of these financial statements.


                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                  Consolidated Stockholders' Equity (Deficit)
                                               September 30, 2003


                                                                                Deficit
                                                                              Accum. During
                                                     Common Stock             Development
                                              ----------------------------
                                               # of Shares      Amount           Stage           Totals
                                              --------------  ------------  -----------------  ------------
Inception February 25, 1997                               -           $ -                $ -           $ -

Issuance of stock for cash 3/97                       5,000           100                  -           100
Issuance of stock for cash 3/97                       5,590       111,800                  -       111,800
Issuance of stock to Founders 3/97                   14,110             -                  -             -
Issuance of stock for Consolidation 4/97            445,000       312,106                  -       312,106
Issuance of stock for cash 8/97                       2,900        58,000                  -        58,000
Issuance of stock for cash 9/97                       2,390        47,800                           47,800
Net Loss for year                                         -             -           (193,973)     (193,973)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 1997                        474,990       529,806           (193,973)      335,833
                                              --------------  ------------  -----------------  ------------

Issuance of stock for services 11/97                  1,500        30,000                  -        30,000
Issuance of stock for cash 9/98                      50,000       200,000                  -       200,000
Consolidation stock cancelled 9/98                  (60,000)      (50,000)                 -       (50,000)
Issuance of stock for cash9/98                          200         4,000                  -         4,000
Net Loss for year                                         -             -           (799,451)     (799,451)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 1998                        466,690       713,806           (993,424)     (279,618)
                                              --------------  ------------  -----------------  ------------

Issuance of stock for cash  10/98                    21,233       159,367                  -       159,367
Issuance of stock for services 1/99                  40,000        40,000                  -        40,000
Issuance of stock for cash 1/99                      37,500       296,125                  -       296,125
Issuance of stock for services 1/99                  25,000       276,500                  -       276,500
Issuance of stock for cash 2/99                       7,500        70,313                  -        70,313
Issuance of stock for cash  4/99                     45,225       122,108                  -       122,108
Issuance of stock for services 6/99                  70,000       147,000                  -       147,000
Issuance of stock for cash 9/99                      40,000        69,200                  -        69,200
Net Loss for year                                         -             -         (1,482,017)   (1,482,017)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 1999                        753,148     1,894,419         (2,475,441)     (581,022)
                                              --------------  ------------  -----------------  ------------

Issuance of stock for cash 9/00                      15,000        27,000                  -        27,000
Net Loss for year                                         -             -           (118,369)     (118,369)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2000                        768,148     1,921,419         (2,593,810)     (672,391)
                                              --------------  ------------  -----------------  ------------

Extinquishment of debt                                    -       337,887                  -       337,887
Net Loss for year                                         -             -            (32,402)      (32,402)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2001                        768,148     2,259,306         (2,626,212)     (366,906)
                                              --------------  ------------  -----------------  ------------

Net Loss for year                                         -             -            (47,297)      (47,297)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2002                        768,148     2,259,306         (2,673,509)     (414,203)
                                              --------------  ------------  -----------------  ------------

Issuance of stock for Assets 7/03                70,000,000             3                  -             3
Issuance of stock for Cash 8/03                   9,000,000       225,450                  -       225,450
Issuance of stock for Debt 9/03                     115,000       121,828                  -       121,828
Issuance of stock for Accruals 9/03                 115,000        89,939                  -        89,939
Issuance of stock for Services 9/03              31,300,000       125,200                  -       125,200
Net Loss for year                                         -             -           (145,868)     (145,868)
                                              --------------  ------------  -----------------  ------------

Balance - September 30, 2003                    111,298,148    $2,821,726       $ (2,819,377)      $ 2,349
                                              ==============  ============  =================  ============

All shares have been adjusted to the 1 for 20 reverse split.


   The accompanying notes are an integral part of these financial statements.

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

         Organization:

         On February 25, 1997, Sun River Mining, Inc. (the Company) was incorporated under the laws of Colorado. The Company is in the business of raising capital to acquire or merge with any entity which has an interest in being acquired by, or merging into the company. In May 1999 management decided to write-off the Sun River Bolivian subsidiaries and to take the subsequent loss, of all investments associated with the subsidiaries. On July 9, 2003 Sun River Mining, Inc. signed a Plan of Reorganization and Asset Purchase with Xoptix, Inc.. This was a purchase agreement for the intangible assets of Xoptix, Inc. and the name was then changed to Xsunx, Inc.

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

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003


Note 1 - Organization and Summary of Significant Accounting Policies (cont):
         -------------------------------------------------------------------


         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Tax:

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

         Significant components of the Company's deferred tax liabilities and assets are as follows:


         Deferred Tax Liability                                $    2,829,377
                                                               ==============
         Deferred Tax Assets
                  Net Operating Loss Carryforwards
                  Book/Tax Differences in Bases of Assets                  0
                                                               --------------
                  Less Valuation Allowance

         Total Deferred Tax Assets                             $    2,829,377
                                                               ===============
         Net Deferred Tax Liability                            $    0
                                                               ===============

At September 30, 2003, the Company had net operating loss carryforwards of approximately, $2,829,377 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003


Note 3 - Forgiveness of Debt:

         In August 2001 the former officer's and director's signed Company Settlement Agreements, which were to forgive all accrued salaries and directors fees up to and including August, 2001. These payables amounted to $337,887. In August 2000 a balance owed to Community Bank of Boulder in the amount of $40,397 was forgiven by the bank, as it was more than 3-years old. This was a disputed amount and the bank forgave the indebted.

Note 4 - Going Concern:

         The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, generated no revenue and has an accumulated deficit at September 30, 2003 of $2,829,377.

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

         The Company has made substantial investments this last year in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these investments was to acquire patented solar electric glass technology. The Company believes that its patented solar electric glass technology has a number of market opportunities in the multi-billion dollar worldwide architectural glass markets.

 Note 5 - Capital Stock Transactions:

         The authorized capital stock of the Company was established at 500,000,000 with no par value. On September 29, 2003 the Board of Directors authorized a reverse split of 1 for 20 shares of stock. The stocks issued in 2003 were for accrued directors fees and salaries and to paid off past debt to investors. 70,000,000 shares of stock were issued to obtain the patent rights from Xoptix, Inc. Also shares of stock were issued in 2003 for consulting fees in arranging the formation of the new Corporation.