Form 10KSB/A
period 2003-09-30
XSUNX INC
filed 2004-02-13
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-KSB/A

                                   AMENDMENT 1



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



CAPITAL REQUIREMENTS


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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------



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


Dated: February 12, 2004



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




                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations

                                                                                           February 25, 1997
                                                       Year Ended                           (Inception) to
                                                       September 30,                         September 30,
                                           --------------------------------------
                                               2003                    2002                      2003
                                           --------------         ---------------         --------------------
Revenue                                              $ -                     $ -                          $ -

Expenses:
   Abandoned Equipment                                 -                       -                          808
   Bank Charges                                       45                       -                        1,712
   Consulting                                    125,200                       -                    1,004,139
   Depreciation                                        -                       -                        3,178
   Directors' Fees                                     -                       -                       11,983
   Due Dilgence                                        -                       -                       45,832
   Equipment Rental                                    -                       -                        1,733
   Impairment loss                                     -                       -                      923,834
   Legal and Accounting                           18,320                  45,552                      161,157
   Licenses & Fees                                     -                       -                        6,220
   Meals & Entertainment                               -                       -                        4,119
   Office Expenses                                     -                     200                       13,981
   Officer's Salaries                                  -                       -                      380,750
   Postage                                             -                       -                        3,217
   Printing                                            -                       -                        5,580
   Public Relations                                    -                       -                      104,326
   Rent                                                -                       -                        8,058
   Taxes                                               -                       -                        4,657
   Telephone                                           -                       -                       30,545
   Transfer Agent Expense                          2,325                   1,545                       13,328
   Travel                                              -                       -                       59,293
                                           --------------         ---------------         --------------------

Total Expenses                                   145,890                  47,297                    2,788,450
                                           --------------         ---------------         --------------------

Other Income and Expense
   Interest Expense                                    -                       -                       71,346
   Interest Income                                   (22)                      -                          (22)
   Forgiveness of Debt                                 -                       -                      (40,397)
                                           --------------         ---------------         --------------------


Net Loss                                       $(145,868)              $ (47,297)                $ (2,819,377)
                                           ==============         ===============         ====================

Per Share Information:

   Weighted average number of
     common shares outstanding                 6,601,481                 768,148
                                           --------------         ---------------

Net Loss per Common Share                     $ (0.02)               $ (0.06)
                                              ========               ========

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