Form 10QSB
period 2003-12-31
XSUNX INC
filed 2004-02-17
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

                       For Quarter Ended December 31, 2003

                        Commission File Number: 000-29621


                                   XSUNX, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


                               COLORADO 84-1384159
  --------------------------------------------- -------------------------------
          State of incorporation or organization IRS Employer ID Number


                      65 Enterprise, Aliso Viejo, CA 92656
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (949) 330-8060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 12, 2004 the number of shares outstanding of the registrant's only class of common stock was 111,298,148.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]


                                Table of Contents

                                                                                                                Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of December 31, 2003 (unaudited) and September 30, 2003............................F-1

         Statements of Operations for the Three Months ended December 31, 2003 and 2002 (unaudited) and the period February 27, 1997 (inception) to December 31, 2003...............F-2

         Statements of Stockholders Equity for the period February 27, 1997
         (inception) to December 31, 2003 (unaudited).........................................................F-3

         Statements of Cash Flows for the Three Months ended December 31, 2003 and 2002 (unaudited) and the period February 27, 1997 (inception) to
         December 31, 2003....................................................................................F-4

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)..........................................................................................F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................3

Item 3   Controls and Procedures..............................................................................6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................6

Item 2.  Changes in Securities................................................................................6

Item 3.  Defaults upon Senior Securities......................................................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................................................6

Item 5.  Other Information....................................................................................6

Item 6.  Exhibits and Reports on Form 8-K.....................................................................6

Signatures....................................................................................................7

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)

                         (AN DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137







                           ACCOUNTANTS' REVIEW REPORT



Board of Directors
XSUNX, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of XSUNX, Inc. (A Develpment Stage Company) as of December 31, 2003 and the related statements of operations for the three-months ended December 31, 2003 and 2002 and the period February 27, 1997 (inception) to December 31, 2003 and cash flows and stockholders' equity for the three-months ended December 31, 2003 and 2002 and for February 25, 1997 (inception) to December 31, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
February 14, 2004


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets
                                          (Unaudited)


                                                                              December 31,        September 30,
                                                                                  2003                 2003
                                                                            -----------------    -----------------
ASSETS:
Current assets:
   Cash                                                                                $ 307              $ 2,346
                                                                            -----------------    -----------------

      Total current assets                                                               307                2,346
                                                                            -----------------    -----------------

Other assets:
    Patents                                                                                3                    3
    Deposit - Lease                                                                    1,500                    -
                                                                            -----------------    -----------------

      Total other assets                                                               1,503                    3
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                         $ 1,810              $ 2,349
                                                                            =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                  $ 8,596                  $ -
   Accrued Officers Salaries                                                          27,500                    -
   Notes Payable                                                                       5,000                    -
                                                                            -----------------    -----------------

     Total current liabilities                                                        41,096                    -
                                                                            -----------------    -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  111,298,148 shares issued and outstanding at December 31,
  2003 and  768,148 outstanding at December 31, 2002                               2,821,726            2,821,726
Deficit accumulated during the exploratory stage                                  (2,861,012)          (2,819,377)
                                                                            -----------------    -----------------
      Total stockholders' profit (deficit)                                           (39,286)               2,349
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,810              $ 2,349
                                                                            =================    =================


                         See Accountants' Review Report



                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                      Consolidated Stateents of Operations
                                                  (Unaudited)



                                                                                       Feb. 25, 1997
                                                 Three-Months Ended                   (Inception) to
                                                     December 31,                       December 31,
                                               2003               2002                      2003
                                             ------------        -----------            -------------
Revenue                                              $ -                $ -                      $ -

Expenses:
   Abandoned Equipment                                 -                  -                      808
   Bank Charges                                        -                  -                    1,712
   Consulting                                          -                  -                1,004,139
   Depreciation                                        -                  -                    3,178
   Directors' Fees                                     -                  -                   11,983
   Due Diligence                                       -                  -                   45,832
   Equipment Rental                                    -                  -                    1,733
   Impairment loss                                     -                  -                  923,834
   Legal & Accounting                              5,346                884                  166,503
   Licenses & Fees                                     -                  -                    6,220
   Meals & Entertainment                             112                  -                    4,231
   Office Expenses                                 2,621                  -                   16,602
   Officer's Salaries                             27,500                  -                  408,250
   Postage & Shipping                                144                  -                    3,361
   Printing                                          129                  -                    5,709
   Public Relations                                  465                  -                  104,791
   Rent                                            2,905                  -                   10,963
   Taxes                                               -                  -                    4,657
   Telephone                                         641                  -                   31,186
   Transfer Agent Expense                          1,550                375                   14,878
   Travel                                            222                  -                   59,515
                                             ------------        -----------            -------------
Total Operating Expenses                          41,635              1,259                2,830,085

Other Income (Expense)
   Interest Expense                                    -                  -                   71,346
   Interest Income                                     -                  -                      (22)
   Forgiveness of Debt                                 -                  -                  (40,397)
                                             ------------        -----------            -------------
Net (Loss)                                     $ (41,635)          $ (1,259)            $ (2,861,012)
                                             ------------        -----------            -------------

Per Share Information:

   Weighted average number of
     common shares outstanding               111,248,148         15,362,970
                                             ------------        -----------
Net Loss per Common Share                        *                  *
                                             ------------        -----------
* Less than $.01

                         See Accountants' Review Report



                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                      Consolidated Statement of Cash Flows
                                                  (Unaudited)

                                                Indirect Method



                                                                                                           Feb. 25, 1997
                                                                            Three-Months Ended             (Inception) to
                                                                               December 31,                  December 31,
                                                                         2003               2002                2003
                                                                     --------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                                  $(41,635)          $ (1,259)        $ (2,861,012)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                         -                  -            1,237,557
   (Increase) in Deposits                                                   (1,500)                 -               (1,500)
   Increase in Accrued Expenses - Officers                                  27,500                  -               27,500
   Increase in Accounts Payable                                             10,942              1,259                8,596
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                                (4,693)                 -           (1,588,859)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Intangible Assets                                                -                  -                   (3)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                                     -                  -                   (3)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                               5,000                  -                5,000
   Issuance of Common Stock                                                      -                  -            1,584,169
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                              5,000                  -            1,589,169
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                                307                  -                  307
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                                  -                  -                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                                    $ 307                $ -                $ 307
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -             $ 71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                             $ -                $ -                  $ -
                                                                     ==============     ==============    =================
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                               $ -                $ -           $1,237,557
                                                                     ==============     ==============    =================


                         See Accountants' Review Report


                                    XSUNX, INC.
                         (Formerly Sun River Mining, Inc.)
                           (A Development Stage Company)
              Consolidated Statement of Stockholders' Equity (Deficit)
                                 December 31, 2003
                                    (Unaudited)


                                                                               Deficit
                                                                               Accumulated
                                                                             During the
                                                    Common Stock               Exploration
                                             # of Shares       Amount           Stage          Totals
                                             -------------   ------------    ------------    -----------
Inception  - February 25, 1997                          -            $ -             $ -            $ -

Issuance of stock for cash 3/97                     5,000            100               -            100
Issuance of stock for cash 3/97                     5,590        111,800               -        111,800
Issuance of stock to Founders 3/97                 14,110              -               -              -
Issuance of stock for Consolidation 4/97          445,000        312,106               -        312,106
Issuance of stock for cash 8/97                     2,900         58,000               -         58,000
Issuance of stock for cash 9/97                     2,390         47,800                         47,800
Net Loss for Year                                       -              -        (193,973)      (193,973)
                                             -------------   ------------    ------------    -----------
Balance - September 30, 1997                      474,990        529,806        (193,973)       335,833
                                             -------------   ------------    ------------    -----------
Issuance of stock for services 11/97                1,500         30,000               -         30,000
Issuance of stock for cash 9/98                    50,000        200,000               -        200,000
Consolidation stock cancelled 9/98                (60,000)       (50,000)              -        (50,000)
Issuance of stock for cash 9/98                       200          4,000               -          4,000
Net Loss for year                                       -              -        (799,451)      (799,451)
                                             -------------   ------------    ------------    -----------
Balance - September 30, 1998                      466,690        713,806        (993,424)      (279,618)
                                             -------------   ------------    ------------    -----------
Issuance of stock for cash 10/98                   21,233        159,367               -        159,367
Issuance of stock for services 1/99                40,000         40,000               -         40,000
Issuance of stock for cash 1/99                    37,500        296,125               -        296,125
Issuance of stock for services 1/99                25,000        276,500               -        276,500
Issuance of stock for cash 2/99                     7,500         70,313               -         70,313
Issuance of stock for cash 4/99                    45,225        122,108               -        122,108
Issuance of stock for salaries 6/99                70,000        147,000               -        147,000
Issuance of stock for cash 9/99                    40,000         69,200                         69,200
Net Loss for year                                                             (1,482,017)    (1,482,017)
Balance - September 30, 1999                      753,148      1,894,419      (2,475,441)      (581,022)
                                             -------------   ------------    ------------    -----------
Issuance of stock for cash 9/00                    15,000         27,000               -         27,000
Net Loss for year                                       -              -        (118,369)      (118,369)
                                             -------------   ------------    ------------    -----------
Balance - September 30, 2000                      768,148      1,921,419      (2,593,810)      (672,391)
                                             -------------   ------------    ------------    -----------
Extinquishment of debt                                  -        337,887               -        337,887
Net Loss for year                                       -              -         (32,402)       (32,402)
                                             -------------   ------------    ------------    -----------
Balance - September 30, 2001                      768,148      2,259,306      (2,626,212)      (366,906)
                                             -------------   ------------    ------------    -----------
Net Loss for year                                       -              -         (47,297)       (47,297)
                                             -------------   ------------    ------------    -----------
Balance - September 30, 2002                      768,148      2,259,306      (2,673,509)      (414,203)
                                             -------------   ------------    ------------    -----------
Issuance of stock for Assets 7/03              70,000,000              3               -              3
Issuance of stock for Cash 8/03                 9,000,000        225,450               -        225,450
Issuance of stock for Debt 9/03                   115,000        121,828               -        121,828
Issuance of stock for Accruals 9/03               115,000         89,939               -         89,939
Issuance of stock for Services 9/03            31,300,000        125,200               -        125,200
Net Loss for year                                       -              -        (145,868)      (145,868)
                                             -------------   ------------    ------------    -----------
Balance - September 30, 2003                  111,298,148      2,821,726      (2,819,377)         2,349
                                             -------------   ------------    ------------    -----------
Net Loss for period                                     -              -         (41,635)       (41,635)
                                             -------------   ------------    ------------    -----------
Balance - December 31, 2003                   111,298,148     $2,821,726     $(2,861,012)     $ (39,286)
                                             =============   ============    ============    ===========

All shares have been adjusted for the 1 for 20 reverse split.

                         See Accountants' Review Report

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2003 and the results of operations for the three-months ended December 31, 2003 and 2002 and for the period February 25, 1997 (inception) to December 31, 2003, and cash flows for the three-months ended December 31, 2003 and 2002 and the for the period February 25, 1997 (inception) to December 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2003.

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

The Company has made substantial investments this last year in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these investments was to acquire patented solar electric glass technology. The Company believes that its patented solar electric technology has a number of marketing opportunities in the multi-billion dollar worldwide architectural glass markets.

Item 2.    MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements

         In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause XsunX's actual results to be materially different from any future results expressed or implied by XsunX in those statements. Important facts that could prevent XsunX from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

Financial Condition and Changes in Financial Condition

         The Company has made equity investments in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these investments was to acquire patented solar electric glazing technology. The Company believes that its patented solar electric glazing technology has a number of market opportunities in the multi-billion dollar worldwide architectural glass markets.

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

         Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus and new business opportunities these results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may, in the future, differ significantly from previous periods.

Results of Operations for the Three-Month Period Ended December 31, 2003 Compared to the Same Period in 2002

     The Company incurred expenses totaling $41,635 for the three months ending December 31, 2003 compared to $1,259 for the same period in 2002. The increase of $40,367 resulted primarily from the increase to general and administrative expenses due to a change of operations necessary for the development of the Company's new business plan as a provider of patented solar electric technologies. The Company generated no revenues in this period as well as for the same period in 2002. The net loss for the three months ending December 31, 2003 was $(41,635) as compared to a net loss of ($1,259) for the same period 2002. Operating costs in the development of the Company's business plan are expected to continue for the foreseeable future as the Company continues to increase expenditures in the commercial development of its new business opportunities.


Liquidity and Capital Resources

     The Company had net working capital (deficit) at December 31, 2003 of $(39,286) as compared to a working capital of $2,346 at September 30, 2003. There were no cash flows provided from operations during the three months ended December 31, 2003. For the three months ended December 31, 2003 the Company's capital needs have been met by loans and the issuance of notes to senior executives of the company.

     Cash and cash equivalents at December 31, 2003 were $1,810, a decrease of $536 from September 30, 2003. During the three-month period ended, December 31, 2003, the Company used $41,635 net cash in operating activities as compared to using $1,259 for the same period 2002. This increase of cash used in operations of $40,376 was primarily a result of the increase in general and administrative expenses due to a change of operations necessary for the development of the Company's new business plan.

     We had, at December 31, 2003, working capital of $307. We anticipate that there will be no cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.


Subsequent Events

         The Company intends to continue to make investments in the development and commercialization of its patented solar electric glazing processes. To finance these efforts the Company is currently engaged in on going capital formation efforts to fund these capital requirements for development, commercialization, general and administrative costs in the current year.

         In furtherance of these financing efforts the Company entered into a private placement agreement on December 19, 2003 for the sale of up to 3,000,000 shares of common stock pursuant to Regulation S of the Act. The purchaser will have to and until December 31, 2004 to deliver one or more purchase notices to the Company. The agreement provided for a variable purchase price based on a percentage of the five-day average closing price on the date of a purchase with a floor price of $.25 cents net to the Company. The Company may terminate this agreement upon 3 days notice to the purchaser. The Company anticipates, but cannot be assured, that should the entire 3,000,000 shares be placed the approximate net proceeds to the Company may total $750,000. The purchaser intends to acquire the shares for their own account with no present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. As of the date of this report there have been no shares issued or purchased subject to this private placement.



Item 3.    CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer, and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings - None.


Item 2.           Changes in securities - None.


Item 3.           Defaults upon senior securities - None.


Item 4.           Submission of matters to a vote of security holders - None.


Item 5.           Other information - None.


Item 6.           Exhibits and reports on Form 8-K

                  A.  Exhibits:  31  Sarbanes Oxley Certification
                                 32  Sarbanes Oxley Certification


                  B.  Reports filed on Form 8-K

                      8-K filed 10/2/03
                      8-K/A filed 10/29/03

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 13, 2004            XSUNX, INC.

                                    By:  \s\ Tom M. Djokovich
                                    Tom M. Djokovich, Chief Executive Officer,
                                    President and acting Chief Financial Officer



Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Directors

By:  \s\ Brian Altounian                              Dated: February 15, 2004
     ---------------------------------------
Chairman of the Board, Secretary


By:  \s\ Tom Djokovich                                Dated: February 13, 2004
     ---------------------------------------
Director, President, CEO and acting CFO


By:  \s\ Thomas Anderson                              Dated: February 15, 2004
     ---------------------------------------
Director