Form 10QSB
period 2004-03-31
XSUNX INC
filed 2004-05-20
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

                        For Quarter Ended March 31, 2004

                        Commission File Number: 000-29621


                                   XSUNX, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


             COLORADO                                   84-1384159
---------------------------------------        -------------------------------
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

                          Yes [X]         No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 7, 2004 the number of shares outstanding of the registrant's only class of common stock was 111,764,394.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]



                                Table of Contents

                                                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................. F-1

         Balance Sheets as of March 31, 2004 (unaudited) and September 30, 2003................... F-2

         Statements of Operations for the Three and Six Months ended March 31,
         2004 and 2003 (unaudited) and the period February 27, 1997 (inception)
         to March 31, 2004........................................................................ F-3

         Statements of Stockholders Equity for the period February 27, 1997
         (inception) to March 31, 2004 (unaudited)................................................ F-4

         Statements of Cash Flows for the Six Months ended March 31, 2004 and
         2003 (unaudited) and the period February 27, 1997 (inception) to March
         31, 2004................................................................................. F-5 - F-6

         Notes to Condensed Consolidated Financial Statements
         (Unaudited).............................................................................. F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................... 3

Item 3   Controls and Procedures.................................................................. 6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................................... 6

Item 2.  Changes in Securities.................................................................... 6

Item 3.  Defaults upon Senior Securities.......................................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders...................................... 7

Item 5.  Other Information........................................................................ 7

Item 6.  Exhibits and Reports on Form 8-K......................................................... 7

Signatures........................................................................................ 8

                          PART I. FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements

                                      XSUNX
                        (FORMERLY SUN RIVER MINING, INC.)

                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




                           ACCOUNTANTS' REVIEW REPORT



Board of Directors
XSUNX, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of XSUNX, Inc. (An Exploration Stage Company) as of March 31, 2004 and the related statements of operations for the three and six months ended March 31, 2004 and 2003 and the period February 27, 1997 (inception) to March 31, 2004 and cash flows and stockholders' equity for the six-months ended March 31, 2004 and 2003 and for February 25, 1997 (inception) to March 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
May 18, 2004


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                               March 31,          September 30,
                                                                                  2004                 2003
                                                                            -----------------    -----------------
ASSETS:
Current assets:
   Cash                                                                              $ 2,493              $ 2,346
   Stock Subscription Receivable                                                       4,653                    -
                                                                            -----------------    -----------------

      Total current assets                                                             7,146                2,346
                                                                            -----------------    -----------------

Other assets:
    Patents                                                                                3                    3
    Deposit - Lease                                                                    1,500                    -
                                                                            -----------------    -----------------

      Total other assets                                                               1,503                    3
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                         $ 8,649              $ 2,349
                                                                            =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                 $ 15,971                  $ -
   Accrued Officers Salaries                                                          65,000                    -
   Notes Payable                                                                      10,400                    -
                                                                            -----------------    -----------------

     Total current liabilities                                                        91,371                    -
                                                                            -----------------    -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  111,479,898 shares issued and outstanding at March 31,
  2004 and  111,298,148 outstanding at September 30, 2003                          2,842,797            2,821,726
Deficit accumulated during the exploratory stage                                  (2,925,519)          (2,819,377)
                                                                            -----------------    -----------------
      Total stockholders' profit (deficit)                                           (82,722)               2,349
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 8,649              $ 2,349
                                                                            =================    =================


                                 See Accountants Review Report
                                              F-2


                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations
                                                  (Unaudited)


                                                                                             Feb. 25, 1997
                                  Three-Months Ended               Six-Months Ended         (Inception) to
                                       March 31,                      March 31,                March 31,
                                  2004           2003            2004           2003             2004
                               ------------     ---------      -----------     ----------    -------------
Revenue                                $ -           $ -                             $ -              $ -

Expenses:
   Abandoned Equipment                   -             -                -              -              808
   Bank Charges                         62             -               62              -            1,774
   Consulting                            -             -                -              -        1,004,139
   Contract R&D                     12,850             -           12,850              -           12,850
   Depreciation                          -             -                -              -            3,178
   Directors' Fees                       -             -                -              -           11,983
   Due Diligence                         -             -                -              -           45,832
   Equipment Rental                      -             -                -              -            1,733
   Impairment loss                       -             -                -              -          923,834
   Legal & Accounting                9,999             -           15,345            884          176,502
   Licenses & Fees                       -             -                -              -            6,220
   Meals & Entertainment                 -             -              112              -            4,231
   Office Expenses                     138             -            2,759              -           16,740
   Salaries                         37,500             -           65,000              -          445,750
   Postage & Shipping                  158             -              302              -            3,519
   Printing                              5             -              134              -            5,714
   Public Relations                    375             -              840              -          105,166
   Rent                              2,268             -            5,173              -           13,231
   Taxes                                 -             -                                            4,657
   Telephone                           902             -            1,543              -           32,088
   Transfer Agent Expense              250             -            1,800            375           15,128
   Travel                                -             -              222              -           59,515
                               ------------     ---------      -----------     ----------    -------------
Total Operating Expenses            64,507             -          106,142          1,259        2,894,592
                               ------------     ---------      -----------     ----------    -------------
Other Income (Expense)
   Interest Expense                      -             -                                           71,346
   Interest Income                       -             -                                              (22)
   Forgiveness of Debt                   -             -                                          (40,397)
                               ------------     ---------      -----------     ----------    -------------
Net (Loss)                       $ (64,507)          $ -       $ (106,142)      $ (1,259)    $ (2,925,519)
                               ------------     ---------      -----------     ----------    -------------

Per Share Information:

   Weighted average number of
     common shares outstanding 111,248,148    15,362,970
                               -----------    ----------
Net Loss per Common Share           *             *
                               -----------    ----------
* Less than $.01


                                         See Accountants Review Report
                                                      F-3


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                           Feb. 25, 1997
                                                                             Six-Months Ended              (Inception) to
                                                                                 March 31,                    March 31,
                                                                         2004               2003                2004
                                                                     --------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(106,142)          $ (1,259)        $ (2,925,519)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                         -                  -            1,237,557
   (Increase) in Deposits                                                   (1,500)                 -               (1,500)
   (Increase) in Stock Subscriptions Receivable                             (4,653)                                 (4,653)
   Increase in Accrued Expenses - Officers                                  65,000                  -               65,000
   Increase in Accounts Payable                                             18,317              1,259               15,971
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                               (28,978)                 -           (1,613,144)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Intangible Assets                                                -                  -                   (3)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                                     -                  -                   (3)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                              10,400                  -               10,400
   Issuance of Common Stock                                                 21,071                  -            1,605,240
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                             31,471                  -            1,615,640
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                              2,493                  -                2,493
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                                  -                  -                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                                  $ 2,493                $ -              $ 2,493
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -             $ 71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                             $ -                $ -                  $ -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                               $ -                $ -           $1,237,557
                                                                     ==============     ==============    =================

                                 See Accountants Review Report
                                              F-4


                                  XSUNX, INC.
                       (Formerly Sun River Mining, Inc.)
                         (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)

                                                                          Deficit
                                                                          Accumulated
                                                                         During the
                                                 Common Stock             Exploration
                                            # of Shares     Amount         Stage          Totals
                                           ------------   -----------    -----------    -----------
Inception  - February 25, 1997                       -           $ -            $ -            $ -

Issuance of stock for cash 3/97                  5,000           100              -            100
Issuance of stock for cash 3/97                  5,590       111,800              -        111,800
Issuance of stock to Founders 3/97              14,110             -              -              -
Issuance of stock for Consolidation 4/97       445,000       312,106              -        312,106
Issuance of stock for cash 8/97                  2,900        58,000              -         58,000
Issuance of stock for cash 9/97                  2,390        47,800                        47,800
Net Loss for Year                                    -             -       (193,973)      (193,973)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 1997                   474,990       529,806       (193,973)       335,833
                                           ------------   -----------    -----------    -----------
Issuance of stock for services 11/97             1,500        30,000              -         30,000
Issuance of stock for cash 9/98                 50,000       200,000              -        200,000
Consolidation stock cancelled 9/98             (60,000)      (50,000)             -        (50,000)
Issuance of stock for cash 9/98                    200         4,000              -          4,000
Net Loss for year                                    -             -       (799,451)      (799,451)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 1998                   466,690       713,806       (993,424)      (279,618)
                                           ------------   -----------    -----------    -----------
Issuance of stock for cash 10/98                21,233       159,367              -        159,367
Issuance of stock for services 1/99             40,000        40,000              -         40,000
Issuance of stock for cash 1/99                 37,500       296,125              -        296,125
Issuance of stock for services 1/99             25,000       276,500              -        276,500
Issuance of stock for cash 2/99                  7,500        70,313              -         70,313
Issuance of stock for cash 4/99                 45,225       122,108              -        122,108
Issuance of stock for salaries 6/99             70,000       147,000              -        147,000
Issuance of stock for cash 9/99                 40,000        69,200                        69,200
Net Loss for year                                                        (1,482,017)    (1,482,017)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 1999                   753,148     1,894,419     (2,475,441)      (581,022)
                                           ------------   -----------    -----------    -----------
Issuance of stock for cash 9/00                 15,000        27,000              -         27,000
Net Loss for year                                    -             -       (118,369)      (118,369)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 2000                   768,148     1,921,419     (2,593,810)      (672,391)
                                           ------------   -----------    -----------    -----------
Extinquishment of debt                               -       337,887              -        337,887
Net Loss for year                                    -             -        (32,402)       (32,402)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 2001                   768,148     2,259,306     (2,626,212)      (366,906)
                                           ------------   -----------    -----------    -----------



                                  XSUNX, INC.                          ......Continued
                       (Formerly Sun River Mining, Inc.)
                         (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)

Net Loss for year                                    -             -        (47,297)       (47,297)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 2002                   768,148     2,259,306     (2,673,509)      (414,203)
                                           ------------   -----------    -----------    -----------
Issuance of stock for Assets 7/03           70,000,000             3              -              3
Issuance of stock for Cash 8/03              9,000,000       225,450              -        225,450
Issuance of stock for Debt 9/03                115,000       121,828              -        121,828
Issuance of stock for Accruals 9/03            115,000        89,939              -         89,939
Issuance of stock for Services 9/03         31,300,000       125,200              -        125,200
Net Loss for year                                    -             -       (145,868)      (145,868)
                                           ------------   -----------    -----------    -----------
Balance - September 30, 2003               111,298,148     2,821,726     (2,819,377)         2,349
                                           ------------   -----------    -----------    -----------
Issuance of stock for 3/04                      20,000         1,418              -          1,418
Issuance of stock for 3/04                      80,750         9,811              -          9,811
Issuance of stock for 3/04                      81,000         9,842              -          9,842
Net Loss for period                                  -             -       (106,142)      (106,142)
                                           ------------   -----------    -----------    -----------
Balance - March 31, 2004                   111,479,898    $2,842,797     $(2,925,519)    $ (82,722)
                                           ============   ===========    ===========    ===========

All shares have been adjusted for the 1 for 20 reverse split.


                                  See Accountants Review Report
                                               F-6

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three and six-months ended March 31, 2004 and 2003 and for the period February 25, 1997 (inception) to March 31, 2004, and cash flows for the six-months ended March 31, 2004 and 2003 and the for the period February 25, 1997 (inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Subsequent Event:
         ----------------

On May 13, 2004, the Company issued a letter of intent with MVSystems, to enter into a definitive asset license and cooperative venture agreement for the development and commercialization of cooperative uses of core technologies as supplemental enhancements to the commercial application of their respective technologies and business initiatives.

Item 2.    MANAGEMENT'S DISCUSION and ANALYSIS of FINANCIAL
           CONDITION and RESULTS of OPERATIONS

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


Nature of Operations

         XsunX, Inc. (XsunX) is currently working to establish scalable processes for the manufacture of photovoltaic technology in the mass production of environmentally friendly semi-transparent photovoltaic products for use in the glass, optical film and building industries.

         Management has established a plan under which the Company is attempting to commercialize its patented technology and developing new technology through the contracting for research, development and commercialization processes with certain qualified facilities that specialize in the Company's target market segments. This product development process is anticipated to provide the Company with the fastest path to marketable products, the maximization of corporate resources, and, the broadest access to device, optical and material engineering facilities and technical expertise.

         Although the Company faces many challenges in perfecting and establishing viable commercial processes it is encouraged by its developments efforts in which the production of working model samples of semi-transparent photovoltaic glazings approached 4% electrical conversion efficiencies. These working models established the basis for process and cell refinement that the Company hopes will provide conversion efficiencies approaching 6% or greater. The Company is continuing to concentrate on the refinement of cell structures, manufacturing processes, the balancing of light transmittance and transparency, and conversion efficiencies.

         Through the successful commercial development of its semi-transparent solar electric glazing processes the Company anticipates being able to take advantage opportunities to provide a commercially viable method for converting large areas of architectural glass into electrical power producing systems. Upon the completion of its commercialization process the Company anticipates the majority of revenues to be derived from the licensing of its technology.

Financial Condition and Changes in Financial Condition

         The Company has and continues to make investments in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these on going investments is to acquire, develop and market patented semi-transparent solar electric glazing processes.

         The Company intends to continue to make investments in product development for the foreseeable future. To finance these development efforts the Company is currently engaged in on going capital formation efforts to fund the Company's projected deficits for development costs in the current year.

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


Results of Operations for the Three-Month Period Ended March 31, 2004 Compared to the Same Period in 2003

     The Company incurred expenses totaling $64,507 for the three months ending March 31, 2004 compared to $0.00 for the same period in 2003. The large increase between the periods of $64,507 resulted entirely from the increase to general, administrative and research expenses due to a change in operations necessary for the development of the Company's new business plan as a developer and provider of semi-transparent solar electric glazing technologies. The Company generated no revenues in this period as well as for the same period in 2003. The net loss for the three months ending March 31, 2004 was ($64,507) as compared to a net loss of ($0.00) for the same period 2003. Operating costs in the development of the Company's business plan are expected to continue for the foreseeable future as the Company continues to increase expenditures in the commercial development of its new business opportunities.


Liquidity and Capital Resources

     The Company had a net working capital (deficit) at March 31, 2004 of ($82,212) as compared to a working capital (deficit) of ($39,286) at December 31, 2003 and working capital of $2,349 at September 30, 2003. There were no cash flows provided from operations during the three and six months ended December 31, 2003 and March 31, 2004 and an increase to general, administrative and development expenses in these periods resulted in an increase to working capital deficits. For the three and six months ended December 31, 2003 and March 31, 2004 the Company's capital needs have been met by loans and the issuance of notes to senior executives of the company and the sale of common stock.

     Cash and cash equivalents at March 31, 2004 were $8,649, an increase of $6,839 from December 31, 2004. During the three-month period ended, March 31, 2004, the Company used $64,507 net cash in operating activities as compared to using $0.00 for the same period 2003. This increase of cash used in operations of $64,507 was entirely a result of an increase in general and administrative expenses in the commercial development of its new business objectives.

     The Company had, at March 31, 2004, working capital of $7,146. The Company anticipates that there will be no cash generated from operations in the current year necessary to fund its current and anticipated cash requirements. The Company plans to obtain additional financing from equity and debt placements. The Company has been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that the Company will be able to obtain such additional financing, on terms acceptable to it and at the times required, or at all, the Company believes that sufficient capital can be raised in the foreseeable future.


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


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities -

         In a private placement of the Company's common stock made by the Company from December 19, 2003 to March 31, 2004 pursuant to Regulation S of the Act at a variable price equal to 27% of the five (5) day average closing bid price, the Company raised gross proceeds of $21,070.79 during the quarter ending March 31, 2004. The gross proceeds raised in this offering as of May 7, 2004 were $39,793.94 from the sale of 370,500 shares. The Company is offering a total of 3,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with three (3) days prior written notice to the purchaser.

         On April 9, 2004 the Company entered into a private placement agreement for the sale of up to 10,000,000 shares of common stock pursuant to Regulation S of the Act. The purchaser will have to and until December 31, 2004 to deliver one or more purchase notices to the Company. The agreement provided for a variable purchase price based on the closing bid price on the date prior to the purchase with a floor price of $.20 cents. The Company may, at its discretion, waive the floor price or terminate this agreement upon two (2) weeks notice to the purchaser. The shares were offered in a private transaction, which was not part of a distribution of the shares.

            Subsequent to the quarter ending March 31, 2004 in a private placement of the Company's common stock made by the Company from April 9, 2003 to May 7, 2004 pursuant to Regulation S of the Act at a variable price equal to 30% of the closing bid price on the date prior to the purchase of the stock, the Company raised gross proceeds of $12,925.71 from the sale of 95,746 shares. The Company is offering a total of 10,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with two (2) week prior written notice to the purchaser.

Item 3.           Defaults upon senior securities - None.


Item 4.           Submission of matters to a vote of security holders - None.


Item 5.           Other information - None


Item 6.           Exhibits and reports on Form 8-K

                  Exhibits:  31 Sarbanes-Oxley Certification
                             32 Sarbanes-Oxley Certification

                  Reports on Form 8-K:  8-K filed 2-25-04

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 17, 2004                 XSUNX, INC.

                               By:  \s\ Tom M. Djokovich
                                    ----------------------
                                    Tom M. Djokovich, Chief Executive Officer,
                                    President and acting Chief Financial Officer