Form 10QSB
period 2004-06-30
XSUNX INC
filed 2004-08-23
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001039466

                         For Quarter Ended June 30, 2004

                        Commission File Number: 000-29621


                                   XSUNX, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


           COLORADO                                     84-1384159
      -------------------                            -----------------
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

As of August 10, 2004 the number of shares outstanding of the registrant's only class of common stock was 112,779,602

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of June 30, 2004 (unaudited)
                and September 30, 2003......................................F-1

         Statements of  Operations  for the Three and
                Nine Months ended June 30, 2004 and 2003
                (unaudited) and the period February 27,
                1997 (inception) to June 30, 2004...........................F-2

         Statements of Stockholders Equity for the period
                February 27, 1997 inception) to June 30,
                2004 (unaudited)............................................F-3

         Statements of Cash Flows for the Nine Months
                ended June 30, 2004 and 2003 (unaudited)
                and the period February 27, 1997
                (inception) to June 30, 2004................................F-4

         Notes to Condensed Consolidated Financial
                Statements (Unaudited)......................................F-5

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............

Item 3   Controls and Procedures............................................

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................

Item 2.  Changes in Securities..............................................

Item 3.  Defaults upon Senior Securities....................................

Item 4.  Submission of Matters to a Vote of Security Holders................

Item 5.  Other Information..................................................

Item 6.  Exhibits and Reports on Form 8-K...................................

Signatures..................................................................

                          PART I. FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements

                                      XSUNX
                        (FORMERLY SUN RIVER MINING, INC.)

                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS

                         NINE-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137








                           ACCOUNTANTS' REVIEW REPORT



Board of Directors
XSUNX, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of XSUNX, Inc. (An Exploration Stage Company) as of June 30, 2004 and the related statements of operations for the three and nine months ended June 30, 2004 and 2003 and the period February 27, 1997 (inception) to June 30, 2004 and cash flows and stockholders' equity for the nine-months ended June 30, 2004 and 2003 and for February 25, 1997 (inception) to June 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and standards of the PCAOB.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
August 9, 2004


                                      XSUNX, INC.
                           (Formerly Sun River Mining, Inc.)
                             (A Development Stage Company)
                                     Balance Sheets
                                      (Unaudited)


                                                                                June 30,          September 30,
                                                                                  2004                 2003
                                                                            -----------------    -----------------

ASSETS:
Current assets:
   Cash                                                                             $ 69,142              $ 2,346
                                                                            -----------------    -----------------

      Total current assets                                                            69,142                2,346
                                                                            -----------------    -----------------

Other assets:
    Patents                                                                                3                    3
    Deposit - Lease                                                                   22,500                    -
                                                                            -----------------    -----------------

      Total other assets                                                              22,503                    3
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                        $ 91,645              $ 2,349
                                                                            =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                 $ 39,608                  $ -
   Accrued Officers Salaries & Taxes                                                  98,831                    -
   Notes Payable                                                                       4,368                    -
                                                                            -----------------    -----------------

     Total current liabilities                                                       142,807                    -
                                                                            -----------------    -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  112,646,953 shares issued and outstanding at June 30,
  2004 and  111,298,148 outstanding at September 30, 2003                          2,996,570            2,821,726
Deficit accumulated during the exploratory stage                                  (3,047,732)          (2,819,377)
                                                                            -----------------    -----------------
      Total stockholders' profit (deficit)                                           (51,162)               2,349
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 91,645              $ 2,349
                                                                            =================    =================


                             See Accountants' Review Report


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                             Consolidated Statements of Operations
                                          (Unaudited)


                                                                                             Feb. 25, 1997
                                  Three-Months Ended              Nine-Months Ended         (Inception) to
                                        June 30,                       June 30,              June 30,
                                  2004           2003            2004           2003         2004
                               ------------   -----------     ------------    -----------   --------------
Revenue                                $ -           $ -                             $ -              $ -

Expenses:
   Abandoned Equipment                   -             -                -              -              808
   Bank Charges                        193             -              255              -            1,967
   Consulting                        9,700             -            9,700              -        1,013,839
   Contract R&D                     61,645             -           74,495              -           74,495
   Depreciation                          -             -                -              -            3,178
   Directors' Fees                      29             -               29              -           12,012
   Due Diligence                         -             -                -              -           45,832
   Equipment Rental                      -             -                -              -            1,733
   Impairment loss                       -             -                -              -          923,834
   Legal & Accounting                6,462        13,186           21,807         14,070          182,964
   Licenses & Fees                       -             -                -              -            6,220
   Meals & Entertainment                30             -              142              -            4,261
   Office Expenses                   4,219             -            6,978              -           20,959
   Salaries                         33,108             -           98,108              -          478,858
   Postage & Shipping                  122             -              424              -            3,641
   Printing                             57             -              191              -            5,771
   Public Relations                    350             -            1,190              -          105,516
   Rent                              2,250             -            7,423              -           15,481
   Subscriptions                       269             -              269              -              269
   Taxes                                 -             -                                            4,657
   Telephone                         1,271             -            2,814              -           33,359
   Transfer Agent Expense              843             -            2,643            375           15,971
   Travel                            1,665             -            1,887              -           61,180
                               ------------   -----------     ------------    -----------   --------------
Total Operating Expenses           122,213        13,186          228,355         14,445        3,016,805
                               ------------   -----------     ------------    -----------   --------------
Other Income (Expense)
   Interest Expense                      -             -                                           71,346
   Interest Income                       -             -                                              (22)
   Forgiveness of Debt                   -             -                                          (40,397)
                               ------------   -----------     ------------    -----------   --------------
Net (Loss)                      $ (122,213)    $ (13,186)      $ (228,355)     $ (14,445)    $ (3,047,732)
                               ============   ===========     ============    ===========   ==============

Per Share Information:

   Weighted average number of
     common shares outstanding 111,479,898    15,362,970
                               ------------   -----------
Net Loss per Common Share           *             *
                               ------------   -----------
* Less than $.01

                                 See Accountants' Review Report


                                           XSUNX INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method



                                                                                                           Feb. 25, 1997
                                                                            Nine-Months Ended              (Inception) to
                                                                                 June 30,                     June 30,
                                                                         2004               2003                2004
                                                                     --------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(228,355)          $(14,445)        $ (3,032,315)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                                            -            1,237,557
   (Increase) in Deposits                                                  (22,500)                 -              (22,500)
   Increase in Accrued Expenses & Taxes                                     98,831             14,445               98,831
   Increase in Accounts Payable                                             39,608                  -               39,608
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                              (112,416)                 -           (1,678,819)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Intangible Assets                                                -                  -                   (3)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                                     -                  -                   (3)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                               4,368                  -                4,368
   Issuance of Common Stock                                                174,844                  -            1,759,013
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                            179,212                  -            1,763,381
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                             66,796                  -               84,559
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                              2,346                  -                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                                 $ 69,142                $ -             $ 84,559
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -             $ 71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                             $ -                $ -                  $ -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                               $ -                $ -           $1,237,557
                                                                     ==============     ==============    =================


                                 See Accountants' Review Report


                                     XSUNX, INC.                                Continued...
                          (Formerly Sun River Mining, Inc.)
                             (A Devlopment Stage Company)
               Consolidated Statement of Stockholders' Equity (Deficit)
                                    June 30, 2004
                                     (Unaudited)

                                                                         Deficit
                                                                       Accumulated
                                                                        During the
                                               Common Stock            Exploration
                                          # of Shares    Amount         Stage         Totals
                                         ------------   ----------    -----------    ----------
Inception  - February 25, 1997                     -          $ -            $ -           $ -

Issuance of stock for cash 3/97                5,000          100              -           100
Issuance of stock for cash 3/97                5,590      111,800              -       111,800
Issuance of stock to Founders 3/97            14,110            -              -             -
Issuance of stock for Consolidation 4/97     445,000      312,106              -       312,106
Issuance of stock for cash 8/97                2,900       58,000              -        58,000
Issuance of stock for cash 9/97                2,390       47,800                       47,800
Net Loss for Year                                  -            -       (193,973)     (193,973)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 1997                 474,990      529,806       (193,973)      335,833
                                         ------------   ----------    -----------    ----------
Issuance of stock for services 11/97           1,500       30,000              -        30,000
Issuance of stock for cash 9/98               50,000      200,000              -       200,000
Consolidation stock cancelled 9/98           (60,000)     (50,000)             -       (50,000)
Issuance of stock for cash 9/98                  200        4,000              -         4,000
Net Loss for year                                  -            -       (799,451)     (799,451)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 1998                 466,690      713,806       (993,424)     (279,618)
                                         ------------   ----------    -----------    ----------
Issuance of stock for cash 10/98              21,233      159,367              -       159,367
Issuance of stock for services 1/99           40,000       40,000              -        40,000
Issuance of stock for cash 1/99               37,500      296,125              -       296,125
Issuance of stock for services 1/99           25,000      276,500              -       276,500
Issuance of stock for cash 2/99                7,500       70,313              -        70,313
Issuance of stock for cash 4/99               45,225      122,108              -       122,108
Issuance of stock for salaries 6/99           70,000      147,000              -       147,000
Issuance of stock for cash 9/99               40,000       69,200                       69,200
Net Loss for year                                  -            -     (1,482,017)    (1,482,017)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 1999                 753,148    1,894,419     (2,475,441)     (581,022)
                                         ------------   ----------    -----------    ----------
Issuance of stock for cash 9/00               15,000       27,000              -        27,000
Net Loss for year                                  -            -       (118,369)     (118,369)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 2000                 768,148    1,921,419     (2,593,810)     (672,391)
                                         ------------   ----------    -----------    ----------
Extinquishment of debt                             -      337,887              -       337,887
Net Loss for year                                  -            -        (32,402)      (32,402)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 2001                 768,148    2,259,306     (2,626,212)     (366,906)
                                         ------------   ----------    -----------    ----------
Net Loss for year                                  -            -        (47,297)      (47,297)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 2002                 768,148    2,259,306     (2,673,509)     (414,203)
                                         ------------   ----------    -----------    ----------




                                     XSUNX, INC.                                Continued...
                          (Formerly Sun River Mining, Inc.)
                             (A Devlopment Stage Company)
               Consolidated Statement of Stockholders' Equity (Deficit)
                                    June 30, 2004
                                     (Unaudited)

                                                                         Deficit
                                                                       Accumulated
                                                                        During the
                                               Common Stock            Exploration
                                          # of Shares    Amount         Stage         Totals
                                         ------------   ----------    -----------    ----------

Issuance of stock for Assets 7/03         70,000,000            3              -             3
Issuance of stock for Cash 8/03            9,000,000      225,450              -       225,450
Issuance of stock for Debt 9/03              115,000      121,828              -       121,828
Issuance of stock for Accruals 9/03          115,000       89,939              -        89,939
Issuance of stock for Services 9/03       31,300,000      125,200              -       125,200
Net Loss for year                                  -            -       (145,868)     (145,868)
                                         ------------   ----------    -----------    ----------
Balance - September 30, 2003             111,298,148    2,821,726     (2,819,377)        2,349
                                         ------------   ----------    -----------    ----------
Issuance of stock for 3/04                    20,000        1,418              -         1,418
Issuance of stock for 3/04                    80,750        9,811              -         9,811
Issuance of stock for 3/04                    81,000        9,842              -         9,842
Issuance of stock for 4/04                   217,450       22,598              -        22,598
Issuance of stock for 5/04                   254,956       34,669              -        34,669
Issuance of stock for 6/04                   694,649       96,506              -        96,506
Net Loss for period                                -            -       (228,355)     (228,355)
                                         ------------   ----------    -----------    ----------
Balance - June 30, 2004                  112,646,953    $2,996,570    $(3,047,732)   $ (51,162)
                                         ============   ==========    ===========    ==========

All shares have been adjusted for the 1 for 20 reverse split.

                            See Accountants' Review Report

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and nine-months ended June 30, 2004 and 2003 and for the period February 25, 1997 (inception) to June 30, 2004, and cash flows for the nine-months ended June 30, 2004 and 2003 and the for the period February 25, 1997 (inception) to June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)

Note 4 - Stock Option Plan:
         -----------------

Effective June 30, 2004, the Company adopted the 2004 Xsunx, Inc. Option Plan (the "Plan") to provide incentives for obtaining and retaining the services of eligible Employees, Consultants and Directors who are anticipated to contribute to the Company's long range success and insure to the benefit of all stockholders of the Company. The Plan authorizes the issuance of up to 30,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 30,000,000 stock options. The Plan was approved by unanimous written consent of the Board of Directors of Xsunx, Inc. The adoption of the Plan is subject to ratification by a majority of the Company's stockholders, which approval must be obtained within 12 months from the date the Plan was adopted by the Board.

Item 2. MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary and Forward Looking Statements

         In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

         (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

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

Nature of Operations

         XsunX, Inc. (XsunX) is currently working to establish scalable processes for the manufacture of photovoltaic technology in the mass production of environmentally friendly semi-transparent photovoltaic glazing processes for use in the glass, optical film and building materials industries.

         Through the successful commercial development of its semi-transparent solar electric glazing processes the Company anticipates being able to take advantage of opportunities to provide a commercially viable method for converting large areas of architectural glass into electrical power producing systems. Upon the completion of our commercialization process the Company anticipates the majority of revenues to be derived from the licensing of its technology.

         Management has established a plan under which the Company is commercializing its patented technology and developing new technology through the contracting for research, development and commercialization processes with certain qualified facilities that specialize in the Company's target market segments. This product development process is anticipated to provide the Company with the fastest path to marketable products, the maximization of corporate resources, and, the broadest access to cutting edge device, optical and material engineering facilities and technical expertise.

         Although the Company faces many challenges in perfecting and establishing viable commercial processes it is encouraged by its developments efforts in which the production of working model samples of semi-transparent photovoltaic glazings approached 4% electrical conversion efficiencies. These working models established the basis for process and cell refinement that the Company believes will provide conversion efficiencies of 6% or greater. The Company is continuing to concentrate on the refinement of cell structures, manufacturing processes, the balancing of light transmittance and transparency, and conversion efficiencies.

         In June the Company entered into an agreement with a private research and development firm, MVSystems, Inc., under a proposal and plan for the further research and development of cell structure and manufacturing processes. The objective of this plan is to provide the Company with commercially viable processes and manufacturing techniques necessary for the development of demonstrable products. Results under the plan have produced large area manufacturing processes necessary for the manufacture of all layers of semi-transparent solar cell design. On going development is now underway to establish viable manufacturing techniques for increasing the active power producing ratios of the glazing to as near 100% as possible (i.e. the percentage of total area coated by the glazing that converts sunlight to usable electrical energy as compared to the total size or area of glass or other transparent substrates covered by the glazing).

         The Company has and continues to make investments in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these on going investments is to acquire, develop and market patented and proprietary semi-transparent solar electric glazing processes.

         Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to a change in October 2003 of the Company's primary business focus and the introduction of new business opportunities these results may not necessarily be indicative of results to be expected for any future period. As such, results of the Company may, in the future, differ significantly from previous periods.


Results of Operations for the Three-Month Period Ended June 30, 2004 Compared to the Same Period in 2003

     The Company generated no revenues in the period ended June 30, 2004 as well as for the same period in 2003.

     The Company incurred operating expenses totaling $122,213 for the three months ending June 30, 2004 compared to $13,186 for the same period in 2003. Primary sources for the increases to operating expenses include: an increase of $61,644 in Research and Development activities, and an increase of $47,383 in General and Administrative expenses which include new expenses associated with a change in operations necessary for the development of the Company's new business plan as a developer and provider of semi-transparent solar electric glazing technologies.

     The net loss for the three months ending June 30, 2004 was ($122,213) as compared to a net loss of ($13,186) for the same period 2003. The large increase of $109,027 was due to an increase in expenditures associated with the Company's change in operations necessary for the development of the Company's new business plan and is anticipated to increase for the foreseeable future as the Company furthers efforts to complete the commercial development of a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

     The Company incurred Research and Development expenses totaling $61,645 for the period ending June 30, 2004 and a cumulative total of $74,494 for the nine-month period ending June 30, 2004 as compared to $0.00 for the same periods in 2003. This increase in Research and Development expenses is anticipated to increase for the foreseeable future as the Company furthers efforts to complete the commercial development of a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

Results of Operations for the Nine Month Period Ended June 30, 2004 Compared to Same Period ended June 30, 2003

         The Company had no revenues in the nine-month period ended June 30, 2004 as well as for the same period in 2003.

         The Company incurred operating expenses totaling $228,355 in the nine-month period ended June 30, 2004 compared to $14,446 in the same period ended June 30, 2003. The major components of the expenses in the nine-month period were Contract R&D of $74,495, salaries of $17,691, accrued deferred salaries of $80,417, legal and accounting fees of $21,807, consulting fees of $9,700, rent of $7,423, office and telephone expenses of $9,792. These expenses were all incurred in preparing to commercialize a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

         The Company incurred consolidated net loses of ($228,355) and ($14,445) in the nine-month period ended June 30, 2004 and 2003 respectively. The associated net loss per share was nominal in the nine-month period ended June 30, 2004 and 2003.

         The Company expects the trend of losses to continue at an accelerated rate in future quarters until the Company is able to begin sales of significance of which there is no assurance.


Liquidity and Capital Resources

     The Company had cash at the end of the period of $69,142, total assets of $91,645, and current liabilities of $142,807 for a working capital (deficit) of ($51,162) as compared to a working capital (deficit) of ($39,286) at December 31, 2003 and working capital of $2,346 at September 30, 2003. There were no cash flows provided from operations during the nine-month period ended June 30, 2004 and increases to general, administrative, research and development expenses in these periods resulted in an overall increase to working capital deficits. Cash flow from financing activities was $174,844 for the nine-months ended June 30, 2004 as compared to $0.00 for the same period 2003.

     For the nine months ended June 30, 2004, the Company's capital needs have been met from the issuance of notes to principal executives of the company and the proceeds of a series of private placements of Common Stock made by the Company. The Company completed private placements of its common stock pursuant to Regulation S and Regulation D totaling $153,572 in the quarter ended June 30, 2004. See "Part II - Item 2. Changes in Securities."

     When necessitated by the Company's financial condition a principal executive of the Company has agreed to the deferment of monthly salary up to such time that the Company can repay any such deferred amounts. For the nine-month period ended June 30, 2004 the total accrued salary and taxes total $80,417.

     Cash and deposits at June 30, 2004 were $91,645, an increase of $82,996 from March 31, 2004. During the three-month period ended, June 30, 2004, the

Company used $122,416 net cash in operating activities as compared to using $0.00 for the same period 2003. This increase of cash used in operations of $122,416 was entirely a result of an increase in research and development, general and administrative expenses in the commercial development of its new business objectives.


NEED FOR ADDITIONAL FINANCING

     The Company anticipates that there will be no cash generated from operations in the current year necessary to fund its anticipated cash requirements. The Company has incurred operating deficits since its reorganization in October 2003, which are expected to continue until its new business model is fully developed. Accordingly, the Company is dependent on raising additional capital necessary to meet the Company's cash needs for Research, Development, General and Administrative expenses including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934.

     The Company has been able to raise capital in a series of equity and debt offerings in the past and is actively pursuing additional financing in the form of loans or equity placements to cover on going cash needs. There can be no assurances that the Company will be able to obtain such additional financing, on terms acceptable to it and at the times required, or at all. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of commercializing a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

         Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


GOING CONCERN

         The Company is in the development stage, and as of the period ending June 30, 2004, did not have any products for sale, and had not generated any revenue from sales or other operating activities. Furthermore, the Company does not anticipate having any products for sale or generating any revenues in this calendar year. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

         Based on the foregoing and the Company's history of losses and current negative working capital balance, the Company's financial statements for the nine-month period ended June 30, 2004 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."


Item 3.    CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities -

         .........In a private placement of the Company's common stock made by the Company that began on December 19, 2003 pursuant to Regulation S of the Act at a variable price equal to 27% of the five (5) day average closing bid price, the Company raised gross proceeds of $59,624.16 from the sale of 521,500 shares during the quarter ending June 30, 2004. The total gross proceeds raised in this offering as of August 9, 2004 total $86,526.95 from the sale of 757,250 shares. The Company is offering a total of 3,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with three (3) days prior written notice to the purchaser.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act that began on April 9, 2004 at a variable price equal to 30% of the closing bid price on the date of the purchase, the Company raised gross proceeds of $89,448.49 from the sale 615,555 shares during the quarter ending June 30, 2004. The total gross proceeds raised in this offering as of August 9, 2004 total $105,802.70 from the sale of 724,204 shares. The Company is offering a total of 10,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with two (2) week prior written notice to the purchaser.

         In a private placement of the Company's common stock to accredited investors on June 16, 2004 pursuant to Section 4(6) of Regulation D thereof, the Company accepted an offer for the sale of 30,000 shares of common stock, at a price of $.15 per share, which raised gross proceeds of $4,500.00.

         Effective June 30, 2004, the Company adopted the 2004 XsunX, Inc. Option Plan (the "Plan") to provide incentives for obtaining and retaining the services of eligible Employees, Consultants and Directors who are anticipated to contribute to the Company's long range success and inure to the benefit of all stockholders of the Company. The Plan authorizes the issuance of up to 30,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 30,000,000 stock options. The Plan was approved by unanimous written consent of the Board of Directors of Xsunx, Inc. The adoption of the Plan is subject to ratification by a majority of the Company's stockholders, which approval must be obtained within 12 months from the date the Plan was adopted by the Board.

Item 3.           Defaults upon senior securities - None.


Item 4.           Submission of matters to a vote of security holders - None.


Item 5.           Other information - None


Item 6.           Exhibits and reports on Form 8-K -


                  A.  Exhibits:     10.1  2004 XsunX, Inc. Option Plan
                                    32    Sarbanes-Oxley Certification
                                    33    Sarbanes-Oxley Certification

                  B.  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 19, 2004             XSUNX, INC.

                                   By:  /s/ Tom M. Djokovich
                                        ----------------------------------------
                                        Tom M. Djokovich, Chief Executive
                                        Officer, President, and acting Chief
                                        Financial Officer


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Directors

By:  /s/ Brian Altounian                                 Dated: August 19, 2004
     ---------------------------------------
Chairman of the Board, Secretary


By:  /s/ Tom Djokovich                                   Dated: August 19, 2004
     ---------------------------------------
Director, President, CEO and acting CFO


By:  /s/ Thomas Anderson                                 Dated: August 19, 2004
     ---------------------------------------
Director