Form 10KSB
period 2004-09-30
XSUNX INC
filed 2005-01-18
CIK 1039466

FORM 10-KSB
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2004

                       Commission file number: 000-29621

                                   XSUNX, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

       Colorado                                                84-1384159
------------------------                                  --------------------
(State of incorporation)                                (I.R.S. Employer Identi-
                                                        fication No.)

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

                            Title of each class: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $0


Transitional Small Business Disclosure Format:       Yes [_]       No [X]

         Aggregate market value of the authorized voting stock held by non-affiliates of the registrant as of September 30, 2004: $41,420,791 based on the last sale price at year end of $.45 as reported by OTCBB.


     Number of authorized outstanding shares of the registrant's no par value common stock, as of January 13, 2005: 119,577,012

                                TABLE OF CONTENTS

PART I                                                                     PAGE

  Item 1.   Description of Business                                          4
  Item 2.   Description of Property                                         14
  Item 3.   Legal Proceedings                                               14
  Item 4.   Submission of Matters to a Vote of Security Holders             14


PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters        14
  Item 6.   Management's Discussion and Analysis or Plan of Operation       17
  Item 7.   Financial Statements                                            21
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                        21
  Item 8A.  Controls and Procedures                                         21
  Item 8B.  Subsequent Events                                               21

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               22
  Item 10.  Executive Compensation                                          24
  Item 11.  Security Ownership of Certain Beneficial Owners and Management  27
  Item 12.  Certain Relationships and Related Transactions                  28

PART IV

  Item 13.  Exhibits and Reports on Form 8-K                                30
  Item 14.  Principal Accountant Fees and Services                          31

SIGNATURES                                                                  33

CERTIFICATES

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.
------------------------------------------

COMPANY HISTORY

         XsunX, Inc. ("XsunX", the "Company" or the "issuer") is a Colorado corporation formerly known as Sun River Mining Inc. "Sun River"). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the "Plan") with Xoptix, Inc., a California corporation.

         Pursuant to the Plan the Company acquire the following three patents for Seventy Million (70,000,000) shares (post reverse split one for twenty): No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003.

     Pursuant to the Plan, the Company authorized the issuance of 110,530,000 (post reverse split) common shares. Prior to the Plan the Company had no tangible assets and insignificant liabilities. Subsequent to the Plan the Company completed its name change from Sun River Mining, Inc. to XsunX, Inc. The transaction was completed on September 30, 2003.


GENERAL OVERVIEW

         XsunX, Inc. is developing Power Glass(TM) - an innovative solar technology that allows glass windows to produce electricity from the power of the sun. This process for producing electricity is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting solar energy into electricity.

         Using patented solar cell design and manufacturing processes, the Company is focused on the development of very thin semi-transparent coatings on thin-film flexible plastics that create large area monolithic solar cell structures that you can see through. This semi-transparency makes Power Glass(TM) glazing desirable for placing over glass, plastics, and other see-through structures.

         XsunX is leveraging its development efforts to commercialize Power Glass(TM) technology as a solution for integrating renewable power generating properties onto modern architectural glass and building facades. The process of integrating renewable power generating properties into building materials and onto buildings is know as Building Integrated Photovoltaics or "BIPV."

         The Company believes that Power Glass(TM) technology can provide a solution for the wide scale integration of BIPV energy producing products into living and working environments - all without causing disruptive and costly changes to lifestyles. Upon the completion of our commercialization process the Company anticipates the majority of revenues to be derived from the licensing of its technology.

NATURE OF OPERATIONS

         Management has established a plan under which the Company is commercializing its Power Glass(TM) technology and developing new technology through the contracting for research, development and commercialization processes with certain qualified facilities that specialize in the Company's target market segments. This product development process is anticipated to provide the Company with the fastest path to marketable products, the maximization of corporate resources, and, the broadest access to cutting edge device, optical and material engineering facilities and technical expertise.

         Although the Company faces many challenges in perfecting and establishing viable commercial processes it is encouraged by its developments efforts in which the production of working model samples of semi-transparent photovoltaic glazing exceed 4% electrical conversion efficiencies. These working models established the basis for process and cell refinement that the Company believes will provide conversion efficiencies approaching 6% or greater. Through the use of contracted facilities the Company is continuing to concentrate on the refinement of cell structures, manufacturing processes, the balancing of light transmittance and transparency, and conversion efficiencies.

         In June 2004 XsunX established a strategic relationship with Colorado based MVSystems, Inc. that designs, builds, and delivers state-of-the-art manufacturing tools designed specifically for the thin film semiconductor market. MVSystems, Inc. is equipped with both the technical staff and tools necessary for the development and commercialization of the XsunX glazing process. The terms of the working relationship provide XsunX with complete R&D facilities without mark-up for profit on the use of staff and equipment. The objective of the plan is to provide the Company with commercially viable processes and manufacturing techniques necessary for the development of demonstrable products.

         XsunX, Inc. has increased its patent and technology assets by acquiring an exclusive royalty free license to a suite of patents and technologies specific to the design and manufacture of its semi-transparent solar electric glazing initiative.

         The patent portfolio and technologies of MVSystems, Inc., an internationally recognized authority in the field of solar cell design and manufacturing processes, are now part of the intellectual property assets of XsunX. The technologies licensed encompass a wide spectrum of both material and device sciences that the Company believes provides them with key aspects to the commercial viability of integrating electrical power generating properties on to millions of square feet of modern architectural glass facades.

         The Company has and continues to make investments in the development of intellectual property assets as part of a business-restructuring plan. The purpose of these on going investments is to acquire, develop and market patented and proprietary semi-transparent solar electric glazing processes.


PRODUCT STRATEGY

         We anticipate that the primary product opportunity for Power Glass(TM) technology will be in establishing a viable process for the commercial manufacture of solar electric glass. This proprietary process will allow manufacturers to apply a coating, film or glazing to glass, plastic and other materials, which is semi-transparent and photovoltaic. Because XsunX Power

Glass(TM) glazing is semi-transparent, the general appearance of products manufactured using the XsunX process, which is in development, is not, or will be minimally changed. When Power Glass(TM) is exposed to light, the light energy is converted into electrical energy for use as a power source.

In today's, highly competitive, multi-billion dollar glass industry, XsunX hopes Power Glass(TM) may become a source of competitive advantage for many glass manufacturers - as solar glazing technology may become a competitive alternative to non-energy producing coating and glazing.

GROWTH PLAN

         The Company's strategy is to complete the development and commercialization of its Power Glass(TM) process and enter into licensing agreements with channel partners who would agree to manufacture and distribute products made with the XsunX solar electric glass technology. We hope to have glass manufactures incorporate the Power Glass(TM) technology into their manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product to their consumers.

         The Company will offer non-exclusive licensing for a 3% royalty on gross sales. By licensing the Power Glass(TM) technology to glass manufacturers, the Company reduces operating expenses and saves capital in plant, property and equipment. As a result, should the Company realize earnings it intends to reinvest its retained earnings in R&D in an effort to continuously develop related new technologies that will achieve sustainable competitive advantages for the Company.


PROPRIETARY TECHNOLOGY AND PATENTS

         XsunX has been awarded, and exclusively owns, the following three patents from the United States Patent and Trademark Office for use in the development and commercialization of Power Glass(TM):

o Transparent Solar Cell and Method of Fabrication - United States Patent Number 6,180,871 - granted on January 30, 2001. (Device)

o Transparent Solar Cell and Method of Fabrication - United States Patent Number 6,320,117 - granted on November 20, 2001. (Method of Fabrica-tion)

o Transparent Solar Cell and Method of Fabrication - United States Patent Number 6,509,204 - granted on January 21, 2003. (Formed with a Schottky barrier diode and method of its manufacture)

         In addition, XsunX licensed the patent and technology portfolio of MVSystems, Inc., a Colorado corporation ("MVSystems") in September 2004. The MVSystems portfolio represents over thirty years of photovoltaic technology design, development, and best practices. Further, MVSystems provides XsunX with expertise in the design of manufacturing systems necessary for the commercialization of the Power Glass(TM) technology. The following are two of the key patents licensed from MVSystems:

o Semiconductor Vacuum Deposition System And Method Having A Reel-To-Reel Substrate Cassette: US6, 258,408 B1: July 10th, 2001. (Method of Fabrication)

o US Provisional Patent Application serial number 60/536,151- three terminal and four terminal solar cells, solar cell panels, and method of manufacture. (Device and Method of Fabrication); (Note: This is a broad patent which covers the use of various approaches to lead to high efficiency devices, whether they are semi transparent or opaque).

         The Company intends to continue to develop additional processes, techniques, and device designs. These research and development efforts may provide the Company with additional proprietary technology that may lead to the filing of new provisional and patent applications.


APPLICATIONS FOR SOLAR ELECTRIC GLASS AND GLAZINGS

         Power Glass(TM) represents a new type of solar cell design that balances solar cell efficiencies and manufacturing costs with broad applications and uses. By balancing energy density and energy efficiency in product form factors that cover large portions of our buildings, the Company anticipates that the XsunX process may provide as much as a 100% efficiency-to-cost gain over many conventional amorphous opaque solar cells. The Company anticipates that the XsunX process may operate at up to 50%, or half, the efficiency of many conventional amorphous opaque solar cells yet its preliminary manufacturing cost estimates are anticipated to run at 25% of conventional solar cells. As a result, Power Glass(TM) provides an opportunity for large portions of a building's exterior surface to produce electricity. Power Glass(TM) has ubiquitous applications -- including, but not limited to:

     Large Buildings - Architectural Glass:

         XsunX glazing could be applied to the windows of large buildings, turning these structures into virtual power plants. Electrical power generated can be used to run building systems augmenting other power sources.

     Industrial and Public Facilities - Canopy, Skylight, Roof & Laminates:

         XsunX glazing could be applied to the various transparent surfaces of large manufacturing and public facilities to supply a clean and renewable portion of electrical power. XsunX believes that these types of products and applications will provide economic incentives for the wide scale adoption of the integrated use of Power Glass(TM) technologies. Film produced by major company licensees using the XsunX process could be supplied to building material manufacturers worldwide for development and use in numerous applications.


BUSINESS DEVELOPMENT MODEL

         The Company's management believes that the primary target opportunity for XsunX's technology is makers and fabricators of glass and optical films. The Company's strategy is to complete the development and commercialization of the XsunX process, and then enter into relationships with channel partners who will manufacture and distribute products made with XsunX solar electric glazing technology. The Company's management believes that the most achiveable path for the Company involves licensing the XsunX process to companies with established manufacturing and distribution facilities.


REVENUE AND DISTRIBUTION MODEL

         The Company's management believes that virtually all of the Company's revenues will come from the licensing of its proprietary Power Glass(TM) solar electric glazing technology to major manufacturers. The Company will offer non-exclusive licensing rights for a 3% royalty on gross sales. In this manner, it is anticipated that glass manufacturers will incorporate the Power Glass(TM) technology into their manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product(s) to their consumers. No licenses or contracts now exist with any manufacturer.


MARKET
         The Company's technology can be applied to the already quite large and established glass industries. That is, transparent glazing may enable solar energy-production to enter mainstream markets because it can readily become integral to the designs of buildings. Builders and manufacturers already use glass, plastic and other materials, so they may be especially attracted to the economic benefits of using the same materials that also produce electrical energy.

         According to the US Department of Energy, the global photovoltaic industry reached $4.7 billion in worldwide sales in 2003 and is expected to grow at a rate in excess of 15-20% per year over the next several decades. Management believes the most compelling aspect to the solar electric opportunity is the shear size and scope of the present antiquated energy marketplace.

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


MARKETING STRATEGY

         XsunX's marketing strategy is to create a favorable environment to license its solar electric glass technology. The Company intends to enhance, promote and support the fact that products produced with the Power Glass(TM) process provide users with a best of class technology that spans and interconnects glass, optical film and energy markets to provide substantial economic and environmental benefits.

ADVERTISING AND PROMOTION

         XsunX recognizes that a key to success will be to undertake focused advertising and promotion efforts aimed at developing product awareness within the glass manufactures, fabricators, optical film, and building industries. This campaign will be performed on a scale necessary to meet license sales goals. To accomplish its licensing goals, the Company requires a capable advertising agency and public relations firm. When the process is ready to market, subject to the recommendation of a marketing director, an agency will be selected and, with their assistance, a comprehensive advertising and promotion plan will be drafted.


BACKLOG OF ORDERS

         There are currently no orders for sales at this time.


GOVERNMENT CONTRACTS

         None at this time.


COMPETITIVE CONDITIONS

         Currently, management is not aware of other products substantially similar to those of the company on the market. However, larger existing firms may be developing competitive products and may have extensive capital for development work.


COMPANY SPONSORED RESEARCH AND DEVELOPMENT

         No research was done by the Company prior to September 30, 2003. After acquiring the technology, subsequent to September 30, 2003 the Company has begun research and commercialization development and planning efforts. With proceeds of capital raising efforts, the Company has engaged in on going development of its technology for the purpose of commercializing its proprietary process for licensing to glass manufacturers.


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

ADMINISTRATIVE OFFICES

         As of September 30, 2004 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $750 per month pursuant to a six month lease agreement and month to month thereafter.


EMPLOYEES

        The Company is a development stage company and as of September 30, 2004 had one salaried employee. Upon the completion of its reorganization the Company retained its current President and Chief Executive Officer, Mr. Tom M. Djokovich, on October 1, 2003. The Company projects that during the next 12 months the Company's workforce is likely to increase to 8, with 3 of the new employees being in Administrative and 4 in marketing and sales positions. In addition to the retention of these new employees the Company expects to continue to use consultants, subcontract labor, attorneys and accountants as necessary, and may find a need to engage additional full-time employees as necessary.


ADVISORY BOARD

         In September 2004 the Company established the XsunX Scientific Advisory Board to attract qualified specialists from the fields of material and device engineering, and, industry specialists representing expertise in manufacturing, design, certification and applications associated with glass, plastics and building materials. It is anticipated that panel members will be engaged for a period of two years. The advisory board retained a chairman, Dr. Arun Madan to lead the panel, advise the development process and recommend additional candidates for inclusion on the panel.

            BIOGRAPHICAL INFORMATION DR. ARUN MADAN

            Dr. Madan is a Research Professor in the Department of Metallurgical and Materials Engineering at The Colorado School of Mines, President of MVSystems Inc. and an adjunct professor at The University of Waterloo, Canada. He became one of the originators of Amorphous Silicon technologies in 1970 and fabricated the first TFT (thin film transistor) as part of his Ph.D thesis. With over 30 years of leading edge scientific accomplishments he has published well over one hundred scientific papers, published a textbook now in use at several universities and holds fourteen patents on thin film semiconductor technology as well as advanced vacuum semiconductor deposition systems. In addition to his recognized leadership in the fields of thin film semiconductors and solar cells, he is the founder of two firms, Glasstech Solar Inc. in 1985 and MVSystems, Inc. in 1989. As founder of these firms he has gained over twenty years of international business, marketing and management experience successfully establishing technology sales exceeding $150 million dollars. Leveraging his extensive scientific, business and leadership capabilities he has led teams of scientists/engineers in multi-disciplinary programs providing contract research and development work for a multitude of domestic and international agencies and firms including the National Renewable Energy Laboratory (USA), BP-Solar (USA), Shell (The Netherlands), Kovio (USA), Zettacore (USA), QinetiQ (UK), ENEA (Italy) and Pacific Solar (Australia) etc. Dr Madan received his Ph.D. - Physics from the University of Dundee, Scotland.

TRADEMARKS AND PATENTS

            The Company entered into an agreement for the purchase of the U.S. registered trademark "Power Glass(TM)" and Internet domain name PowerGlass.com in May 2004 from Western Gas and Electric Company, a California corporation. The Company has not been issued registered trademarks for its "XsunX" trade name. The Company may file trademark and trade name applications with the United States Office of Patents and Trademarks for its proposed trade names and trademarks.

         In September 2003 the Company was assigned the rights to three patents as part of an Asset Purchase Agreement with Xoptix Inc., a California corporation. The patents acquired were No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003. (See "Certain Relationships and Related Party Transactions.")

         In addition, XsunX licensed the patent and technology portfolio of MVSystems, Inc., a Colorado corporation ("MVSystems") in September 2004. The license granted XsunX the royalty free exclusive rights for use by XsunX in its pursuit to establish a commercially viable process for the manufacture of semi-transparent solar cells and solar electric glazing processes and, accordingly, included all MVSystems technology, know how, and resources which are part of or related to the licensed patents and technology that was then or may become applicable or beneficial to the furtherance of the business objectives of XsunX in the future. The license was exclusive as to technology pertaining to XsunX field of use as it pertains to the business of developing, commercializing and licensing processes for the manufacture of semi-transparent (greater than 5% transparency) solar cells or photovoltaic glazing technologies.

         The following are two of the patents licensed from MVSystems that are management believes to be beneficial to the development of scalable manufacturing processes for Power Glass(TM) technology. Semiconductor Vacuum Deposition System And Method Having A Reel-To-Reel Substrate Cassette: US6, 258,408 B1: July 10th, 2001. (Method of Fabrication); and US Provisional Patent Application serial number 60/536,151- three terminal and four terminal solar cells, solar cell panels, and method of manufacture. (Device and Method of Fabrication); (Note: This is a broad patent which covers the use of various approaches to lead to high efficiency devices, whether they are semi transparent or opaque). See "Certain Relationships and Related Party Transactions."


RISK FACTORS

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

         Lack of Operating History. The Company was formed in 1997 and has had an unsuccessful operating history. The re-organization of the Company and the acquisition of solar electric glazing patents have provided the Company with a new opportunity for business development which carries continued special risks inherent in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

         Limited Public Market. There is only a limited public market for the Company's common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         As of September 30, 2004 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $750 per month pursuant to a six month lease agreement. The Company owns no real property.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings, at January 14, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None in fiscal year.



                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's common stock trades on the OTC Bulletin Board under the symbol "XSNX." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended September 30, 2004             HIGH         LOW             CLOSE
-----------------------------

First Quarter ended December 31, 2003     $2.50        $.025           $.51
Second Quarter ended March 31, 2004       $1.25        $.25            $.465
Third Quarter ended June 30, 2004         $1.01        $.34            $.60
Fourth Quarter ended September 30, 2004   $ .75        $.30            $.45


Year Ended September 30, 2003

First Quarter ended December 31, 2002     $.017        $.005           $.006
Second Quarter ended March 31, 2003       $.012        $.007           $.007
Third Quarter ended June 30, 2003         $.025        $.01            $.01
Fourth Quarter ended September 30, 2003   $.07         $.007           $.03

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


NUMBER OF HOLDERS

         As of September 30, 2004, there were approximately 536 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of September 30, 2004, there were approximately 114,036,102 shares of common stock outstanding on record with the Company's stock transfer agent, Mountain Share Transfer. On September 30, 2004 the last reported sales price of our common stock on the OTCBB was $.45 per share.


DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


SALE OF UNREGISTERED SECURITIES

GRANT OF OPTIONS/WARRANTS

         1. In September 2004 as part of a technology sharing and license agreement the Company issued a total of 6,000,000 warrants with an exercise price of $0.15 per share with a 5-year exercise term to MVSystems, Inc. (beneficially Dr. Arun Madan. A License Stock Warrant in the amount of 5,000,000 shares was issued for a royalty free license in the exclusive use of certain patents applicable to the Company's product development efforts. All warrants associated with the License Stock Warrant vested upon issuance of the warrant. A separate Technology Sharing Warrant in the amount of 1,000,000 shares was issued as considerations for access to proprietary know how and the use of research and development facilities at cost without mark-up for profit. The Technology Sharing Warrant carries the following vesting provisions:


           (i) 250,000 shares upon the satisfactory completion of Phase 2 under the Phase 2 development plan.

           (ii) 250,000 shares upon the satisfactory completion, as reasonably determined by the XsunX Board of Directors, of any subsequent phase of development as may be defined under a subsequent and future development proposal.

           (iii) 500,000 shares upon the commercialization, meaning the attainment of revenues exceeding $200,000, of an XsunX process.


         2. In September 2004 the Company issued a consultancy and advisory warrant in the amount of 1,000,000 shares with an exercise price of $0.15 per share. The warrant was issued as part of a Consultancy and Advisory Agreement and carries a 5 year exercise term and the following vesting provisions:


           (i) 25,000 Shares per month during and up to the first twenty-four months (24) of engagement by XsunX, Inc. of consultant.

           (ii) 150,000 shares upon the satisfactory completion of Phase 2 of the XsunX, Inc. development proposal as defined under that certain Phase 2 development plan.

           (iii) 250,000 shares upon the sale and/or licensure of an XsunX process.


         3. In September 2004 the Company issued a consultancy and advisory warrant in the amount of 1,000,000 shares with an exercise price of $0.15 per share. The warrant was issued for the conversion of $15,000.00 dollars in accrued consultancy fee's, and as part of a Consultancy and Advisory Agreement and carries a 3 year exercise term and the following vesting provisions:

           (i) 500,000 shares upon the effective date of the Warrant. Thereafter, the Warrant shall become exercisable at the rate of 125,000 Shares per calendar quarter up to the full amount of the Warrant.


         The following table sets forth information with respect to warrants for the purchase of common stock of the Company granted during fiscal year ended September 30, 2004. None of the Options were to officers, directors, or affiliates.


                          Summary Non-Qualified Options

------------------------------------------------------------------------------------------
Number os shares to     Weighted-average        Number of shares        Number of options
be issued upon          exercise price of       remaining               or warrants vested
exercise of             outstanding stock       available for           and available for
outstanding stock       options or              future issuance         exercise as of
options or warrants     warrants                under the options       September 30, 2004
------------------------------------------------------------------------------------------

  8,000,000               $0.15                    22,000,000              5,525,000
------------------------------------------------------------------------------------------

SALES OF SHARES

         In a private placement of the Company's common stock made by the Company that began on December 19, 2003 pursuant to Regulation S of the Act at a variable price equal to 27% of the five (5) day average closing bid price, the Company raised gross proceeds of $102,386.70 from the sale of 983,750 shares during the quarter year ending September 30, 2004. The total gross proceeds rose in this offering as of December 31, 2004 total $210,863.20 from the sale of 1,636,800 shares. The Company is offering a total of 3,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with three (3) days prior written notice to the purchaser.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act that began on April 9, 2004 at a variable price equal to 30% of the closing bid price on the date of the purchase, the Company raised gross proceeds of $105,802.67 from the sale 724,204 shares during the year ending September 30, 2004. This offering was terminated on December 31, 2004.

         In a private placement of the Company's common stock to accredited investors on June 16, 2004 pursuant to Section 4(6) of Regulation D thereof, the Company accepted an offer for the sale of 30,000 shares of common stock, at a price of $.15 per share, which raised gross proceeds of $4,500.00. This offer and sale was completed on June 16, 2004.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act that began on August 26, 2004 at a variable price equal to 25% of the previous days closing bid price on the date of the purchase, the Company raised gross proceeds of $70,000.00 from the sale 1,000,000 shares during the year ending September 30, 2004. The total gross proceeds raised in this offering as of December 31, 2004, total $162,966.84 from the sale of 2,294,110 shares. This offering was terminated on December 1, 2004.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act on November 8, 2004, the Company accepted an offer for the sale of 1,543,500 shares at a price of $.11 per share, which raised gross proceeds of $169,785.00. This offer and sale was completed on November 8, 2004.


USES OF PROCEEDS FROM SALES OF UNREGISTERED SECURITIES

     The proceeds from the above sales of unregistered securities were used primarily to fund the research and developments efforts and day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

         In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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


CURRENT OVERVIEW

            XsunX, Inc. is developing Power Glass(TM) - an innovative solar technology that allows glass windows to produce electricity from the power of the sun. This process for producing electricity is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting solar energy into electricity.

         Using patented solar cell design and manufacturing processes, the Company is focused on the development of very thin semi-transparent coatings on thin-film flexible plastics that create large area monolithic solar cell structures that you can see through. This semi-transparency makes Power Glass(TM) glazing desirable for placing over glass, plastics, and other see-through structures.

         The Company's strategy is to complete the development and commercialization of its Power Glass(TM) process and enter into licensing agreements with channel partners who will manufacture and distribute products made with the XsunX solar electric glass technology. In this manner, it is anticipated that glass manufactures will incorporate the Power Glass(TM) technology into their manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product to their consumers.

         For the year ended September 30, 2004, the Company had and continues to focus on the development and refinement commercially appealing solar cell designs, proprietary manufacturing processes and facilities design that could be provided to our future licensees as turn-key solutions for the mass production of Power Glass(TM) films. A large part of the Company's investment capital was used for product development. However, this may begin to shift towards marketing, sales, and business development in this new fiscal year ending September 30, 2005.

         The Company intends to continue to make investments in the commercial development of its patents and evolving technologies through the course of the next year. To finance these development efforts we are currently engaged in on going capital formation efforts to fund the Company's projected deficits for development costs in the current year.

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


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003

    The Company incurred expenses totaling $1,528,193 in 2004 compared to $145,890 in 2003. The increase of $1,382,303 resulted from an increase of $482,303 in normal and customary operational expenses and $900,000 in non-reoccurring one time expenses as follows; research and product development expenses increased by $129,493 as compared to $0 expenses incurred for the same period in 2003. Technical consulting expenses increase by $194,700 during the twelve months ended September 30, 2004 to $319,900 from $125,200. This included $300,000 in non-cash expenses associated with the grant of in-the-money warrants as consideration for technical and scientific consulting services for which we may make similar arrangements for in future periods (see "Item 12. Certain Relationships and Related Party Transactions"). And, there was a one-time expense of $900,000 associated with the grant of in-the-money warrants as consideration for a technology sharing and license agreement granting a royalty free license to the Company (see "Item 12. Certain Relationships and Related Party Transactions"). General and administrative expenses increased by $138,734 in the twelve months ended September 30, 2004 to $178,800 from $20,690 in 2003. The increase of $158,110 in general and administrative expenses was primarily the result of an increase to operational expenses associated with the development of the Company's business. The Company had no revenues in 2002 or 2003.

         For the twelve months ended September 30, 2004, the Company's consolidated net loss was $(1,509,068) as compared to a consolidated net loss of $(145,868) for the same period ended September 30, 2003. $900,000 of this consolidated net loss was attributable to a one-time expense associated with the grant of in-the-money warrants as consideration for a technology sharing and license agreement granting a royalty free license to the Company (see "Item 12. Certain Relationships and Related Party Transactions"). The net loss per share was less than $(0.01) for the twelve month period ended September 30, 2004.

Due to the Company's change in primary business focus and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. Since inception in 1997 the Company has accumulated deficits totaling ($4,328,445) to September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (deficit) at September 30, 2004 was $(38,819) as compared to $2,346 at September 30, 2003. There were no cash flows provided by operations during the twelve months ended September 30, 2004.

         Cash and cash equivalents at September 30, 2004 were $57,344, an increase of $54,998 from September 30, 2003. During the year ended, September 30, 2004, the Company used $1,436,630 net cash in operating activities as compared to using $27,372 net cash for the year ended, September 30, 2003. This increase of net cash used in operations of $1,409,258 was primarily a result of an increase in operational costs associated with the development of the Company's business plan and a one-time expense of $900,000 associated with the grant of in-the-money warrants as consideration for a technology sharing and license agreement granting a royalty free license to the Company (see "Item 12. Certain Relationships and Related Party Transactions").

         For the twelve months ended, June 30, 2004, the Company's capital needs have primarily been met from the proceeds of (i) private placements of unregistered common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), to accredited investors at $0.15 per share which raised gross proceeds of $4,500; (ii) private placements of common stock made by the Company pursuant to Regulation S of the Act, at a variable price ranging from 25% to 30% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of $278,170; and (iii) loans to the Company with a remaining balance $1,225. Total cash provided by financing activities during the year ended September 30, 2004 decreased to $283,895 from $562,420 during the period ended September 30, 2003. The decrease of $278,525 was mainly attributable to a decrease of $336,970 in the use of stock for the payment of services in non-cash transactions.

         During the year ended, September 30, 2004, we used $12,267 for investing activities as compared to $3, for the year ended, September 30, 2003. The increased use of cash for investing activities resulted from an increase in the acquisition of assets in the form of equipment and trademark rights.

         We had, at September 30, 2003, working capital of $57,344. We anticipate that there will not be sufficient cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.

NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carry forwards of approximately $4,328,445 as of September 30, 2004. These carry forwards will begin to expire in 2010. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                  Please refer to pages F-1 through F-10.



ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
-----------------------------------------------------------------

        Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1997 as auditors for the Company for fiscal year 1997 and thereafter.


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


ITEM 8B. SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

         None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a)
------------------

         The following table lists the executive offices and directors of the Company as of September 30, 2004:


     NAME           Age          POSITION HELD                TENURE

Brian Altounian     41     Secretary, Director              Since September 2003
Tom Djokovich       47     President, CEO, CFO, Director    Since September 2003
Thomas Anderson     38     Director                         Since August 2001


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


BIOGRAPHICAL INFORMATION

BRIAN ALTOUNIAN, age 41, Chairman of the Board, and Secretary as of September 30, 2003;

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

TOM DJOKOVICH, age 47, President and Chief Executive Officer as of September 30, 2003, and Director;

           Mr. Djokovich was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich's guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry's most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development in 1979. TMD provided management for multimillion-dollar projects incorporating at times hundreds of employees, subcontractors and international material acquisitions for commercial, industrial and custom residential construction services as a licensed building firm in California. In 1995 Mr. Djokovich developed an early Internet based business-to-business ordering system for the construction industry. Mr. Djokovich also currently serves as a Director and Chairman of the Audit Committee for Roaming Messenger, Inc., a publicly reporting company that provides a breakthrough software solution for delivering real-time actionable information for Homeland Security, emergency response, military and enterprise applications.

THOMAS ANDERSON, age 38, became a director of the Company in August 2001;

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

Name                             Form                      Filed
----------------------------------------------------------------
Tom Djokovich                    Form 3                    October 24, 2003
Brian Altounian                  Form 3                    October 22, 2003
Xoptix, Inc.                     Form 3*                   Did not file


         * NOTE: Xoptix, Inc. was being liquidated pursuant to a Plan of Liquid -ation, and the shares were distributed in December, 2003 pro rata to sharehold-ers of Xoptix, Inc. in a liquidating distribution of assets in kind. Xoptix has represented that no shareholder of Xoptix, Inc. receiving shares holds more than 10% of the issued and outstanding shares of Registrant.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

DIRECTOR COMPENSATION

         Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


                             SUMMARY COMPENSATION TABLE OF DIRECTORS

------------------------------------ -------------- -------------- ----------------- ---------------- -------------------

Name                                 Annual         Meeting Fees   Consulting        Number of        Number of
                                     Retainer       ($)            Fees/Other Fees   Shares (#)       Securities
                                     Fees ($)                      ($)                                Underlying
                                                                                                      Options SARS (#)
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, Tom Djokovich                   $0             $0               $0                0                 0
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, Brian Altounian                 $0             $0               $0                0                 0
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, Thomas Anderson                 $0             $0               $0                0                 0
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------


EXCUTIVE OFFICER COMPENSATION

   The annual compensation for the executive officers of the Company for the post reorganization operations has not yet been determined, but is expected to be established by a resolution of the Company's Board of Directors in the near future. The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.


         The following table and notes set forth the annual cash compensation paid to officers of the Company.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Tom Djokovich, President      2004     $130,000          0                  0                  0                0
                              2003        $0             0                  0                  0                0
                              2002        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Brian Altounian, Secretary    2004        $0             0                  0                  0                0
                              2003        $0             0                  0                  0                0
                              2002        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Thomas Anderson, Director     2004        $0             0                  0                  0                0
                              2003        $0             0                  0                  0                0
                              2002        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------


(1) The Company has agreed to pay Mr. Djokovich $2,500 per week for services provided as Chief Executive Officer up to and until the Company determines executive compensation pursuant to an employment agreement as determined by the Board. When necessitated by the Company's adverse financial condition Mr. Djokovich has agreed to the deferment of his monthly salary up to and until such time that the Company can repay any such deferred amounts. In the period ended September 30, 2004 Mr. Djokovich agreed to the deferment of $65,000 dollars of his salary until such time that the Company could begin to repay him.

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year
(None)


WARRANTS

         The following table sets forth information with respect to options to purchase common stock of the Company granted during fiscal year ended September 30, 2004.


                                      Non-Qualified Options

--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
Name                  Date Issued            Number Issued     Exercise       Expiration Date       Consideration
                                                               Price
--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
James (1) Bentley     September 9,           1,000,000         $0.15          September 9, 2007     $15,000.00,
                      2004                                                                          consulting services
--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
MVSystems, Inc. (2)   September 17, 2004     5,000,000         $0.15          September 17, 2009    As part of a
                                                                                                    technology license
                                                                                                    agreement
--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
MVSystems, Inc. (2)   September 17, 2004     1,000,000         $0.15          September 17, 2009    As part of a
                                                                                                    technology sharing
                                                                                                    agreement
--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------
Dr. Arun Madan (3)    September 17, 2004     1,000,000         $0.15          September 17, 2009    As part of a 5 year
                                                                                                    consulting agreement
--------------------- ---------------------- ----------------- -------------- --------------------- ---------------------

(1) Warrants granted to James Bentley shall become exercisable in the amount of 500,000 shares upon the effective date of the Warrant. There -after, the Warrant shall become exercisable at the rate of 125,000 Shares per calendar quarter up to the full amount of the Warrant.

(2) The Technology Sharing Warrant granted to MVSystems, Inc. in the amount of 1,000,000 shares carries the following vesting provisions: The Warrant shall become exercisable in the amount of 250,000 shares upon the satisfactory completion of Phase 2 under the Phase 2 development plan; 250,000 shares upon the satisfactory completion, as reasonably determined by the XsunX Board of Directors, of any subsequent phase of development as may be defined under a subsequent and future development proposal; and, 500,000 shares upon the commercialization, meaning the attainment of revenues exceeding $200,000, of an XsunX process.

(3) The Warrant granted to Dr. Arun Madan carries the following vesting schedule: The Warrant shall become exercisable at the rate of 25,000 Shares per month during and up to the first twenty-four months (24) of engagement by XsunX, Inc. of consultant; 150,000 shares upon the satisfactory completion of Phase 2 of the XsunX, Inc. development proposal as defined under that certain Phase 2 development plan; and, 250,000 shares upon the sale and/or licensure of an XsunX process.



                       Aggregated Option/SAR Exercises in Last Fiscal Year
                                   and FY-End Option/SAR value

Name        Shares Acquired     Value Realized     Number of Securities             Value of Unexercised
            on Exercise (#)     ($)                Underlying Unexercised           In the Money
                                                   Option/SARs at FY-End (#)        Options/SARs at
                                                   Exercisable / Unexercisable      FY-End ($)
                                                                                    Exercisable /
                                                                                    Unexercisable
--------------------------------------------------------------------------------------------------------
None

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

INCENTIVE STOCK OPTIONS

         Effective June 30, 2004, the Company adopted the 2004 Xsunx, Inc. Option Plan (the "Plan") to provide incentives for obtaining and retaining the services of eligible Employees, Consultants and Directors who are anticipated to contribute to the Company's long range success and insure to the benefit of all stockholders of the Company. The Plan authorizes the issuance of up to 30,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 30,000,000 stock options. No options were issued to Employee's or Directors under the Plan during the year ended September 30, 2004.

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

            The Board of Directors administers the Plan or such committee or committees as the Board may, from time to time, appoint to administer the Plan ("Administrator"). The Plan currently administered by the Board of Directors. The Administrator selects the eligible persons to whom Awards may be granted and the type of Award to be granted and determines, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determination, the Administrator takes into account the grantees' present and potential contributions to the success of the Company and other relevant factors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of December 31, 2004. Also included are the shares held by all executive officers and directors as a group.


SHAREHOLDERS/                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                PERCENTAGE
---------------------------------------------------------------------------
Tom Djokovich                         17,903,000                  14.97%
President & Director
65 Enterprise
Aliso Viejo, CA  92656

Brian Altounian                        4,000,000                   3.34%
Secretary
65 Enterprise
Aliso Viejo, CA  92656

Thomas Anderson                           11,900                   >.01%
1020 21st Street
Golden, Colorado  80401

All directors and executive
officers as a group (3 persons)       21,914,900                  18.32%

Each principal shareholder has sole investment power and sole voting power over the shares.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------

        No officer or director of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock, stock purchase options or in cash. Any such issuance of stock or stock purchase options would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.


TRADEMARK PURCHASE

         On May 6, 2004 the Company entered into an agreement for the purchase of the U.S. registered trademark "Power Glass(TM)" and the Internet domain name "PowerGlass.com." The terms of the agreement provided that the purchase price for the Trademark shall be: (i) the sum of $10,000.00 if paid within one (1) year from the effective date of this Agreement; (ii) the sum of $20,000.00 if paid after the conclusion of the first (1st) year but prior to the conclusion of the second (2nd) year after the effective date of this Agreement; (iii) the sum of $35,000.00 if paid after the conclusion of the second (2nd) year but prior to the conclusion of third (3rd) year after the effective date of this Agreement; or (iv) the sum of $50,000.00 if paid after the conclusion of the third (3rd) year but prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement. If payment is not made prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement, XsunX shall re-assign the Trademark back to Western as set forth herein. As of the date of this report the Company has not paid any amounts against the purchase of the trademark and domain name.


CONSULTANCY WARRANT, JAMES BENTLEY

         In September 2004 the Company granted Mr. James Bentley a consultancy and advisory warrant in the amount of 1,000,000 shares with an exercise price of $0.15 per share. Mr. Bentley has worked with the Company in its initial stage helping to establish a plan for the development of working samples and the review and selection process for engaging qualified research and development firms to initiate development efforts. Mr. Bentley has also assisted the Company in continued efforts to expand research efforts and business development opportunities. The warrant was issued for the conversion of $15,000.00 dollars in accrued consultancy fee's, and as part of a Consultancy and Advisory Agreement and carries a 3 year exercise term and the following vesting provisions:

           (i) 500,000 shares upon the effective date of the Warrant. Thereafter, the Warrant shall become exercisable at the rate of 125,000 Shares per calendar quarter up to the full amount of the Warrant.

TECHNOLOGY SHARING AND LICENSE AGREEMENT

         In September 2004 XsunX licensed the patent and technology portfolio of MVSystems, Inc., a Colorado corporation ("MVSystems." The license granted XsunX the royalty free exclusive rights for use by XsunX in its pursuit to establish a commercially viable process for the manufacture of semi-transparent solar cells and solar electric glazing processes and, accordingly, included all MVSystems technology, know how, and resources which are part of or related to the licensed patents and technology that was then or may become applicable or beneficial to the furtherance of the business objectives of XsunX in the future. The license was exclusive as to technology pertaining to XsunX field of use as it pertains to the business of developing, commercializing and licensing processes for the manufacture of semi-transparent (greater than 5% transparency) solar cells or photovoltaic glazing technologies.

         The following are two of the patents licensed from MVSystems that management believes to be beneficial to the development of scalable manufacturing processes for Power Glass(TM) technology. Semiconductor Vacuum Deposition System And Method Having A Reel-To-Reel Substrate Cassette: US6, 258,408 B1: July 10th, 2001. (Method of Fabrication); and US Provisional Patent Application serial number 60/536,151- three terminal and four terminal solar cells, solar cell panels, and method of manufacture. (Device and Method of Fabrication); (Note: This is a broad patent which covers the use of various approaches to lead to high efficiency devices, whether they are semi transparent or opaque).

         In September 2004 as part of the above-described transaction the Company issued a total of 6,000,000 warrants with an exercise price of $0.15 per share with a 5-year exercise term. A License Stock Warrant in the amount of 5,000,000 shares was issued for a royalty free license in the exclusive use of certain patents applicable to the Company's product development efforts. All warrants associated with the License Stock Warrant vested upon issuance of the warrant. A separate Technology Sharing Warrant in the amount of 1,000,000 shares was issued as considerations for access to proprietary know how and the use of research and development facilities at cost without mark-up for profit. The Technology Sharing Warrant carries the following vesting provisions:


           (i) 250,000 shares upon the satisfactory completion of Phase 2 under the Phase 2 development plan.

           (ii) 250,000 shares upon the satisfactory completion, as reasonably determined by the XsunX Board of Directors, of any subsequent phase of development as may be defined under a subsequent and future development proposal.

           (iii) 500,000 shares upon the commercialization, meaning the attainment of revenues exceeding $200,000, of an XsunX process.

ADDITION OF CHAIRMAN TO SCIENTIFIC ADVISORY BOARD

                  In September 2004 Dr. Arun Madan was appointed as Chairman of XsunX's Scientific Advisory Board. Dr. Madan has worked with the Company in its initial phase helping to establish working models and a foundation of research and development on which XsunX recently launched phase two of its development efforts to bring innovative semi-transparent photovoltaic technologies to market. The Board of Directors unanimously approved the appointment of Dr. Arun Madan to chair the advisory board under the terms of a 5-year consulting agreement. As compensation for services rendered under the terms of the agreement Dr. Madan was granted a Consulting and Advisory Warrant for the purchase of up to 1,000,000 shares with an exercise price of $0.15 per share, a 5-year exercise term the following vesting provisions:


           (i) 25,000 Shares per month during and up to the first twenty-four months (24) of engagement by XsunX, Inc. of consultant.


           (ii) 150,000 shares upon the satisfactory completion of Phase 2 of the XsunX, Inc. development proposal as defined under that certain Phase 2 development plan.

           (iii) 250,000 shares upon the sale and/or licensure of an XsunX process.


                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          8-K filed 5/28/03
          8-K filed 7/16/03
          8K/A filed 7/25/03
          8-K filed 7/25/03
          8-K filed 10/2/03
          8-K/A filed 10/29/03

     2.   Exhibits:

          10.1  Technology Sharing and License Agreement
          10.2  Consultancy and Advisory Warrant to Purchase Common Stock of
                XsunX, Inc. (MVSystems, Inc.)
          10.3  Consultancy and Advisory Warrant to Purchase Common Stock of
                XsunX, Inc. (James Bentley)
          10.4  Consulting and Advisory Agreement (Dr. Arun Madan)
          10.5  License Agreement Warrant to Purchase Common Stock of XsunX, Inc
          10.6  Technology Sharing Warrant to Purchase Common Stock of XsunX,
                Inc.
          10.7  Transfer of Trademark Agreement
          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

         All audit work was performed by the auditors' full time employees.

      Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of the audit services is compatible with maintaining MJC's independence.


AUDIT FEES 2004:

         MJC billed the Company $5,900 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended September 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004.

AUDIT FEES 2003:

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


ALL OTHER FEES

         MJC billed the Company $200 for other services, including preparation of the tax returns for the Company for 2003, during the fiscal year ended September 30, 2004.

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


Dated: January 18, 2005



                                          XsunX, INC.


                                          /s/ Tom Djokovich
                                          ---------------------------------
                                             Tom Djokovich
                                             President


                                          DIRECTORS:

                                          /s/ Tom Djokovich
                                          --------------------------------


                                          /s/ Brian Altounian
                                          --------------------------------


                                          /s/ Thomas Anderson
                                          --------------------------------

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                                  303-796-0099
                               303-796-0137 - Fax



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have audited the accompanying balance sheets of XSUNX, Inc., (formerly Sun River Mining, Inc). (A Development Stage Company) as of September 30, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2004 and 2003 and for the period from February 25, 1997 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.and standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSUNX, INC., (formerly Sun River Mining, Inc.) at September 30, 2004 and 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002 and for the period from February 25, 1997 (inception) to September 30, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC

Michael Johnson & Co., LLC
Denver, Colorado
January 13, 2005


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets
                                         September 30,

                                                                                        2004                    2003
                                                                                   ----------------        ----------------
ASSETS:
Current assets:
   Cash                                                                                   $ 37,344                 $ 2,346
   Prepaid Expense                                                                          20,000                       -
                                                                                   ----------------        ----------------

      Total current assets                                                                  57,344                   2,346
                                                                                   ----------------        ----------------

Fixed Assets:
   Office Equipment                                                                          2,270                       -
                                                                                   ----------------        ----------------

      Total Fixed Assets                                                                     2,270                       -
                                                                                   ----------------        ----------------

Other Assets:
   Patents                                                                                  10,000                       3
   Deposits                                                                                  2,500                       -
                                                                                   ----------------        ----------------

      Total other assets                                                                    12,500                       3
                                                                                   ----------------        ----------------

TOTAL ASSETS                                                                              $ 72,114                 $ 2,349
                                                                                   ================        ================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                       $ 89,030                     $ -
   Accrued Expenses                                                                          5,908                       -
   Note Payable - Stockholder                                                                1,225                       -
                                                                                   ----------------        ----------------

      Total current liabilities                                                             96,163                       -
                                                                                   ----------------        ----------------

Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                              -                       -
Common Stock, no par value; 500,000,000 shares authorized;
   114,036102 shares issued and outstanding in 2004, and 111,298,148                     3,104,396               2,821,726
   shares issued and outstanding in 2003.
Common Stock Warrants                                                                    1,200,000                       -
Deficit accumulated during the development stage                                        (4,328,445)             (2,819,377)
                                                                                   ----------------        ----------------

       Total stockholders' deficit                                                         (24,049)                  2,349
                                                                                   ----------------        ----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                   $ 72,114                 $ 2,349
                                                                                   ================        ================

           The accompanying notes are an integral part of these financial statements.

                                              F-2


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                             Consolidated Statements of Operations

                                                                                         February 25, 1997
                                                     Year Ended                           (Inception) to
                                                    September 30,                           September 30,
                                         ---------------------------------------
                                              2004                    2003                      2004
                                         ----------------        ---------------         -------------------
Revenue                                              $ -                    $ -                         $ -

Expenses:
   Abandoned Equipment                                 -                      -                         808
   Bank Charges                                      401                     45                       2,113
   Consulting                                     19,900                125,200                   1,024,039
   Depreciation                                        -                      -                       3,178
   Directors' Fees                                     -                      -                      11,983
   Due Dilgence                                        -                      -                      45,832
   Equipment Rental                                    -                      -                       1,733
   Impairment loss                                     -                      -                     923,834
   Legal and Accounting                           27,203                 18,320                     188,360
   Licenses & Fees                                   190                      -                       6,410
   Meals & Entertainment                               -                      -                       4,119
   Office Expenses                                 5,218                      -                      19,199
   Salaries                                      119,336                      -                     500,086
   Postage                                             -                      -                       3,217
   Printing                                            -                      -                       5,580
   Public Relations                                6,640                      -                     110,966
   Rent                                            8,905                      -                      16,963
   Research & Development                        129,493                                            129,493
   Taxes                                               -                      -                       4,657
   Telephone                                       4,270                      -                      34,815
   Transfer Agent Expense                          2,997                  2,325                      16,325
   Travel                                          3,640                      -                      62,933
   Warrant Option Expense                      1,200,000                      -                   1,200,000
                                         ----------------        ---------------         -------------------

Total Expenses                                 1,528,193                145,890                   4,316,643
                                         ----------------        ---------------         -------------------
Other Income and Expense
   Interest Expense                                  251                      -                      71,597
   Interest Income                                     -                    (22)                        (22)
   Forgiveness of Debt                           (19,376)                     -                     (59,773)
                                         ----------------        ---------------         -------------------

Net Loss                                    $ (1,509,068)            $ (145,868)               $ (4,328,445)
                                         ================        ===============         ===================

Per Share Information:

   Weighted average number of
     common shares outstanding               114,036,102            111,298,148
                                         ----------------        ---------------

Net Loss per Common Share                    $ (0.01)                 (*)
                                             ========                 ===

* Less than $.01

           The accompanying notes are an integral part of these financial statements.




                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                             Consolidated Statements of Cash Flows

                                       (Indirect Method)

                                                                                                        February 25, 1997
                                                                        Year Ended                       (Inception) to
                                                                       September 30,                      September 30,
                                                             ------------------------------------
                                                                 2004                  2003                    2004
                                                             --------------       ---------------       -------------------
Cash Flows from Operating Activities:

Net Loss                                                      $ (1,509,068)           $ (145,868)             $ (4,328,445)

   Issuance of Common Stock for Services                                 -               336,970                 1,237,557
Adjustments to reconcile net loss to net
   net cash used in operations.
   (Increase) in Deposits                                          (22,500)                    -                   (22,500)
   Increase (Decrease) in Accounts Payable                          89,030              (199,616)                   89,030
   Increase (Decrease) in Accrued Liabilities                        5,908               (18,858)                    5,908
                                                             --------------       ---------------       -------------------

Net Cash Flows Used by Operations                               (1,436,630)              (27,372)               (3,018,450)
                                                             --------------       ---------------       -------------------

Cash Flows from Investing Activities:
   Purchae of Equipment                                             (2,270)                    -                    (2,270)
   Purchase of Intangible Assets                                    (9,997)                   (3)                  (10,000)
                                                             --------------       ---------------       -------------------

   Net cash used by investing activities                           (12,267)                   (3)                  (12,270)
                                                             --------------       ---------------       -------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable                                       1,225                     -                     1,225
   Payments on Notes payable                                             -              (195,729)                        -
   Issuance of Common Stock Warrants                             1,200,000                     -                 1,200,000
   Issuance of Common Stock                                        282,670               225,450                 1,866,839
                                                             --------------       ---------------       -------------------

Net Cash Flows Provided by Financing Activities                  1,483,895                29,721                 3,068,064
                                                             --------------       ---------------       -------------------

Net Increase (Decrease) in Cash                                     34,998                 2,346                    37,344
                                                             --------------       ---------------       -------------------

Cash at Beginning of Period                                          2,346                     -                         -
                                                             --------------       ---------------       -------------------

Cash at End of Period                                             $ 37,344               $ 2,346                  $ 37,344
                                                             ==============       ===============       ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                              $ -                   $ -                  $ 71,346
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                          $ -                   $ -                       $ -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS
   Stock issued for compensation                                       $ -             $ 336,970               $ 1,237,557
                                                             ==============       ===============       ===================

           The accompanying notes are an integral part of these financial statements.

                                              F-4


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                          Consolidated Stockholders' Equity (Deficit)
                                       September 30, 2004

                                                                                   Deficit
                                                                                  Accumulated
                                                                     Common        During
                                              Common Stock           Stock        Development
                                         -----------------------
                                         # of Shares   Amount       Warranties      Stage        Totals
                                         -----------   ------      -----------   ------------  -----------
Inception February 25, 1997                       -         $ -           $ -            $ -          $ -

Issuance of stock for cash 3/97               5,000         100             -              -          100
Issuance of stock for cash 3/97               5,590     111,800             -              -      111,800
Issuance of stock to Founders 3/97           14,110           -             -              -            -
Issuance of stock for Consolidation 4/97    445,000     312,106             -              -      312,106
Issuance of stock for cash 8/97               2,900      58,000             -              -       58,000
Issuance of stock for cash 9/97               2,390      47,800             -                      47,800
Net Loss for year                                 -           -             -       (193,973)    (193,973)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 1997                474,990     529,806             -       (193,973)     335,833
                                         -----------  ----------   -----------   ------------  -----------

Issuance of stock for services 11/97          1,500      30,000             -              -       30,000
Issuance of stock for cash 9/98              50,000     200,000             -              -      200,000
Consolidation stock cancelled 9/98          (60,000)    (50,000)            -              -      (50,000)
Issuance of stock for cash9/98                  200       4,000             -              -        4,000
Net Loss for year                                 -           -             -       (799,451)    (799,451)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 1998                466,690     713,806             -       (993,424)    (279,618)
                                         -----------  ----------   -----------   ------------  -----------

Issuance of stock for cash  10/98            21,233     159,367             -              -      159,367
Issuance of stock for services 1/99          40,000      40,000             -              -       40,000
Issuance of stock for cash 1/99              37,500     296,125             -              -      296,125
Issuance of stock for services 1/99          25,000     276,500             -              -      276,500
Issuance of stock for cash 2/99               7,500      70,313             -              -       70,313
Issuance of stock for cash  4/99             45,225     122,108             -              -      122,108
Issuance of stock for services 6/99          70,000     147,000             -              -      147,000
Issuance of stock for cash 9/99              40,000      69,200             -              -       69,200
Net Loss for year                                 -           -             -     (1,482,017)  (1,482,017)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 1999                753,148   1,894,419             -     (2,475,441)    (581,022)
                                         -----------  ----------   -----------   ------------  -----------

Issuance of stock for cash 9/00              15,000      27,000             -              -       27,000
Net Loss for year                                 -           -             -       (118,369)    (118,369)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 2000                768,148   1,921,419             -     (2,593,810)    (672,391)
                                         -----------  ----------   -----------   ------------  -----------

Extinquishment of debt                            -     337,887             -              -      337,887
Net Loss for year                                 -           -             -        (32,402)     (32,402)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 2001                768,148   2,259,306             -     (2,626,212)    (366,906)
                                         -----------  ----------   -----------   ------------  -----------

Net Loss for year                                 -           -             -        (47,297)     (47,297)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 2002                768,148   2,259,306             -     (2,673,509)    (414,203)
                                         -----------  ----------   -----------   ------------  -----------

Issuance of stock for Assets 7/03        70,000,000           3             -              -            3
Issuance of stock for Cash 8/03           9,000,000     225,450             -              -      225,450
Issuance of stock for Debt 9/03             115,000     121,828             -              -      121,828
Issuance of stock for Accruals 9/03         115,000      89,939             -              -       89,939
Issuance of stock for Services 9/03      31,300,000     125,200             -              -      125,200
Net Loss for year                                 -           -             -       (145,868)    (145,868)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 2003             111,298,148  2,821,726             -     (2,819,377)       2,349
                                         -----------  ----------   -----------   ------------  -----------

Issuance of stock for 3/04                  181,750      21,071             -              -       21,071
Issuance of stock for 4/04                  217,450      22,598             -              -       22,598
Issuance of stock for 5/04                  254,956      34,669             -              -       34,669
Issuance of stock for 6/04                  694,649      96,306             -              -       96,306
Issuance of stock for 7/04                  157,649      21,421             -              -       21,421
Issuance of stock for 8/04                   57,000       5,133             -              -        5,133
Issuance of stock for 9/04                1,174,500      81,472             -              -       81,472
Issuance of Common Stock Warranties               -           -     1,200,000              -    1,200,000
Net Loss for year                                 -           -             -     (1,509,068)  (1,509,068)
                                         -----------  ----------   -----------   ------------  -----------

Balance - September 30, 2004             114,036,102  $3,104,396   $ 1,200,000   $ (4,328,445)  $ (24,049)
Figures reflect a 20-1 reverse split     ===========  ==========   ===========   ============  ===========


            The accompanying notes are integral part of these financial statements.

                                              F-5

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


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

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 1 - Organization and Summary of Significant Accounting Policies (cont):
         -------------------------------------------------------------------


          Other Comprehensive Income

          The Company has no material components of other  comprehensive  income
          (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Tax:
         ------------------

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

          Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                           2004                      2003
                                                                       --------                    -------
         Deferred Tax Liability                                      $  4,328,445         $    2,829,377
         Deferred Tax Assets
                  Net Operating Loss Carryforwards
                  Book/Tax Differences in Bases of Assets                       0                      0
                                                                     ---------------      -----------------
         Valuation allowance                                         $  4,328,445         $    2,829,377
                                                                     ---------------      -----------------
         Net Deferred tax assets                                     $          0         $            0
                                                                     ===============      =================

At September 30, 2004, the Company had net operating loss carryforwards of approximately, $4,328,445 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 3 - Going Concern:
         -------------

          The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, generated no revenue and has an accumulated deficit at September 30, 2004 of $4,328,445.

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

 Note 4 - Capital Stock Transactions:
          --------------------------

          The authorized capital stock of the Company was established at 500,000,000 with no par value. On September 29, 2003 the Board of Directors authorized a reverse split of 1 for 20 shares of stock. The stocks issued in 2003 were for accrued directors fees and salaries and to paid off past debt to investors. 70,000,000 shares of stock were issued to obtain the patent rights from Xoptix, Inc. Also shares of stock were issued in 2003 for consulting fees in arranging the formation of the new Corporation. In 2004 2,737,954 shares of stock were issued for cash and consulting fees.

Note 5 - Trademark Transfer Agreement:
         ----------------------------

          On May 6, 2004 a Trademark transfer agreement was signed with Western Gas and Electric Company of California. Western solely owns all rights and interest in and to the registered trademark consisting of printed words styled as "POWERGLASS' as more fully set forth herein ("Trademark") and desires to assign and transfer, subject to the terms and conditions set forth herein, all rights and interest in the Trademark to XsunX in exchange for the payment set forth in this Agreement. The purchase price for the Trademark shall be: (1) the sum of $10,000 if paid within one (1) year from the effective date; (2) the sum of $20,000 if paid after the conclusion of the first (1st) year but prior to the conclusion of the second (2nd) year after the effective date of this Agreement; (3) the sum of $35,000 if paid after the conclusion of the second (2nd) year but prior to the conclusion of the third (3rd) year after the effective date of this Agreement; or
          (4) the sum of $50,000 if paid after the conclusion of the third (3rd) year but prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement. If payment is not made prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement, XsunX shall re-assign the Trademark back to Western as set forth herein.

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 6 - Warrant for Purchase of Shares:
         ------------------------------

          License stock warrant - As consideration for the grant of the License, XsunX shall, grant MVS a warrant ("License Stock Warrant") for the purchase of up to Five Million (5,000,000) shares of common stock of XsunX (the "License Stock Warrant Shares"), the warrant to expire five
          (5) years after the date of the grant. The License Stock Warrant shall be in the form of that Warrant to Purchase Common Stock of XsunX, Inc. instrument attached hereto as Exhibit "D" and incorporated herein by this reference.

          Technology Sharing Warrant - As consideration for access to MVS know how and Service at Cost pursuant to the technology sharing set forth above, XsunX shall grant to MVS a warrant to purchase up to One Million shares (1,000,000) of common stock of XsunX ("Technology Sharing Warrant Shares"). The Technology Sharing Warrant shall be in the form of that Warrant Purchase Common Stock of XsunX, Inc. instrument attached hereto as Exhibit "E" and incorporated herein by this reference. The Technology Sharing Warrant shall be for a five (5) year term and subject to conditional vesting in accordance with the following provisions:

          (1) The Technology Sharing Warrant shall become exercisable in the amount of 250,000 shares upon the satisfactory completion of Phase 2 under the MVS Phase 2 Development Agreement.

          (2) The Technology Sharing Warrant shall become exercisable in the amount of 250,000 shares upon the satisfactory completion, as reasonably determined by the XsunX Board of Directors, of any subsequent phase of development as may be defined under the MVS future development proposal.

          (3) The Technology Sharing Warrant shall become exercisable in the amount of 500,000 shares upon the Commercialization of an XsunX process.

          Consultancy Warrant - In September 2004, the Company granted James Bentley a consultancy and advisory warrant in the amount of 1,000,000 shares with an exercise price of $.15 per share. Mr. Bentley has worked with the Company in its initial stage helping to establish a plan for the development of working samples and the review and selection process for engaging qualified research and development firms to initiate development efforts. Mr. Bentley has also assisted the Company in continued efforts to expand research efforts and business development opportunities. The warrant was issued for the conversion of $15,000 in accrued consultancy fees and as part of a Consultancy and Advisory Agreement and caries a 3 year exercise term and the following vesting provisions:

          (1) 500,000 shares upon the effective date of the warrant. Thereafter, the warrant shall become exercisable at the rate of 125,000 shares per calendar quarter up to the full amount of the warrant.

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 6 - Warrant for Purchase of Shares (Cont):
         -------------------------------------

          Consultancy and Advisory Warrant - Pursuant to the offer of consultancy and advisory services for the position of Chairman of the XsunX Scientific Advisory Board as set forth herein, XsunX shall, as compensation for Dr. Madan's advice and consultation efforts in the furtherance of XsunX business initiatives, offer to Dr. Madan the grant of a warrant ("Consultancy and Advisory Warrant") to purchase up to One Million (1,000,000) shares of common stock of XsunX ("Consultancy and Advisory Stock Warrant Shares") in the form attached hereto as Exhibit "G" and incorporated herein by this reference. This Warrant shall be for a five (5) year term and shall be subject to conditional vesting in accordance with the following provisions:

          (1) The Consultancy and Advisory Warrant shall become exercisable at the rate of 250,000 Shares per month during and up to the first twenty-four months (24) of services.

          (2) The Consultancy and Advisory Warrant shall become exercisable in the amount of 150,000 shares upon the satisfactory completion of Phase 2 under the MVS Phase 2 Development Agreement.

          (3) The Consultancy and Advisory Warrant shall become exercisable in the amount of 250,000 shares upon the Commercialization of an XsunX process.

Note 7 - Stock Option Plan:
         -----------------

          On July 15, 2004,the Board of Directors of XsunX resolved to establish the 2004 Stock Option Plan. The plan was adopted to provide equity incentives to employees, consultants and suppliers of the Company.