Form 10QSB
period 2004-12-31
XSUNX INC
filed 2005-02-22
CIK 1039466

FORM 10-QSB
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For Quarter Ended December 31, 2004

                        Commission file number: 000-29621

                                   XSUNX, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)



       Colorado                                        84-1384159
------------------------                            ------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


                      65 Enterprise, Aliso Viejo, CA 92656
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of February 18, 2004 the number of shares outstanding of the registrant's only class of common stock was 120,010,139

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                Table of Contents


PART I - FINANCIAL STATEMENTS                                               PAGE

Item 1.  Condensed Consolidated Financial Statements.......................... 3

         Independent Auditor's Report....................................... F-1

         Balance Sheets December 31, 2004 (unaudited) and
          September 30, 2004................................................ F-2

         Statements of Operations for the Three Months ended
         December 31, 2004 and 2003 (unaudited) and the period
         February 25, 1997 (inception) to December 31, 2004................. F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to December 31, 2004 unaudited)........................ F-4

         Statements of Cash Flows for the Three Months ended December 31, 2004 and 2003 (unaudited) and the period February 27, 1997 (inception) to
         December 31, 2004.................................................. F-5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)........................................................ F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation............ 4

Item 3.  Controls and Procedures.............................................. 7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................... 7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......... 7

Item 3.  Defaults upon Senior Securities...................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders.................. 8

Item 5.  Other Information.................................................... 8

Item 6.  Exhibits............................................................. 8

Signatures.................................................................... 9

                          PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                      XSUNX
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2004
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137

                           ACCOUNTANTS' REVIEW REPORT


Board of Directors
XSUNX, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of XSUNX, Inc. (A Develpment Stage Company) as of December 31, 2004 and the related statements of operations for the three-months ended December 31, 2004 and 2003 and the period February 27, 1997 (inception) to December 31, 2004 and cash flows and stockholders' equity for the three-months ended December 31, 2004 and 2003 and for February 25, 1997 (inception) to December 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of September 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
February 16, 2005


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                              December 31,        September 30,
                                                                                  2004                 2004
                                                                            -----------------    -----------------
ASSETS:
Current assets:
   Cash                                                                     $        329,323     $         37,344
   Prepaid Expenses                                                                   20,000               20,000
                                                                            -----------------    -----------------

      Total current assets                                                           349,323               57,344
                                                                            -----------------    -----------------

Fixed assets:
   Office Equipment                                                                    2,270                2,270
                                                                            -----------------    -----------------

       Total fixed assets                                                              2,270                2,270
                                                                            -----------------    -----------------

Other assets:
    Patents                                                                           10,000               10,000
    Deposit - Lease                                                                    2,500                2,500
                                                                            -----------------    -----------------

      Total other assets                                                              12,500               12,500
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                $        364,093     $         72,114
                                                                            =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                         $         76,210     $         89,030
   Accrued Expenses                                                                    5,753                5,908
   Notes Payable                                                                           -                1,225
                                                                            -----------------    -----------------

     Total current liabilities                                                        81,963               96,163
                                                                            -----------------    -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  119,943,649 shares issued and outstanding at December 31,
  2004 and  111,298,148 outstanding at December 31, 2003                           3,575,464            3,104,396
Common Stock Warrants                                                              1,200,000            1,200,000
Deficit accumulated during the exploratory stage                                  (4,493,334)          (4,328,445)
                                                                            -----------------    -----------------
      Total stockholders' profit (deficit)                                           282,130              (24,049)
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $        364,093     $         72,114
                                                                            =================    =================


                                 See Accountants Review Report



                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                              Feb. 25, 1997
                                            Three-Months Ended                (Inception) to
                                                December 31,                   December 31,
                                          2004              2003                 2004
                                        -----------       ------------         --------------

Revenue                                 $        -        $        -           $          -
   Sales                                         -                 -                      -
                                        -----------       ------------         --------------
Total Revenue                                    -                 -                      -
                                        -----------       ------------         --------------
Expenses:
   Abandoned Equipment                           -                 -                    808
   Advertising                               1,860                 -                  1,860
   Bank Charges                                190                 -                  2,303
   Consulting                                    -                 -              1,024,039
   Depreciation                                  -                 -                  3,178
   Directors' Fees                               -                 -                 11,983
   Due Diligence                                 -                 -                 45,832
   Equipment Rental                              -                 -                  1,733
   Impairment loss                               -                 -                923,834
   Legal & Accounting                        9,124             5,346                197,484
   Licenses & Fees                               -                 -                  6,410
   Meals & Entertainment                         -               112                  4,119
   Office Expenses                           1,405             2,621                 20,604
   Officer's Salaries                       40,885            27,500                540,971
   Postage & Shipping                          174               144                  3,391
   Printing                                     39               129                  5,619
   Public Relations                          7,189               465                118,155
   Research & Development                   98,897                 -                228,390
   Rent                                      1,500             2,905                 18,463
   Taxes                                         -                 -                  4,657
   Telephone                                 1,004               641                 35,819
   Transfer Agent Expense                    1,759             1,550                 18,084
   Travel                                      961               222                 63,894
   Warrant Option Expense                        -                 -              1,200,000
                                        -----------       ------------         --------------
Total Operating Expenses                   164,987            41,635              4,481,630
                                        -----------       ------------         --------------
Other Income (Expense)
   Interest Expense                              -                 -                 71,597
   Interest Income                               -                 -                    (22)
   Returned Merchandise                        (98)                -                    (98)
   Forgiveness of Debt                           -                 -                (59,773)
                                        -----------       ------------         --------------
Total Other Income/Expense                     (98)                -                 11,704
                                        -----------       ------------         --------------
Net (Loss)                              $ (164,889)        $ (41,635)          $ (4,493,334)
                                        -----------       ------------         --------------

Per Share Information:

   Weighted average number of
     common shares outstanding         115,497,996       111,248,148
                                       -----------       ------------
Net Loss per Common Share                   *                 *

* Less than $.01
                                       -----------       ------------

                                 See Accountants Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                           Feb. 25, 1997
                                                                            Three-Months Ended             (Inception) to
                                                                               December 31,                 December 31,
                                                                         2004               2003                2004
                                                                     --------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                             $    (164,889)     $     (41,635)    $     (4,493,334)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                         -                  -            1,237,557
   Issuance of Common Stock Warrants                                             -                  -            1,200,000
   (Increase) Decrease in Deposits                                               -             (1,500)              (2,500)
   Decrease in Prepaid Expense                                                   -                  -              (20,000)
   Increase (Decrease) in Accrued Expenses                                    (155)            27,500                5,753
   Increase (Decrease)  in Accounts Payable                                (14,045)            10,942               76,210
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                              (179,089)            (4,693)          (1,996,314)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Equipment                                                        -                  -               (2,270)
    Purchase of Intangible Assets                                                -                  -              (10,000)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                                     -                  -              (12,270)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                   -              5,000                    -
   Issuance of Common Stock                                                471,068                  -            2,337,907
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                            471,068              5,000            2,337,907
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                            291,979                307              329,323
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                             37,344                  -                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                            $     329,323      $         307     $        329,323
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                       $           -      $           -     $         71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                   $           -      $           -     $              -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                     $           -      $           -     $      1,237,557
                                                                     ==============     ==============    =================


                                 See Accountants Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                       December 31, 2004

                                          (Unaudited)

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                                   Common          During the
                                              Common Stock                         Stock           Exploration
                                             # of Shares         Amount           Warrants            Stage            Totals
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 1999                      753,148        1,894,419                  -        (2,475,441)        (581,022)
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for cash 9/00                    15,000           27,000                  -                 -           27,000
Net Loss for year                                       -                -                  -          (118,369)        (118,369)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2000                      768,148        1,921,419                  -        (2,593,810)        (672,391)
                                            --------------    -------------    ---------------    --------------     ------------
Extinquishment of debt                                  -          337,887                  -                 -          337,887
Net Loss for year                                       -                -                  -           (32,402)         (32,402)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2001                      768,148        2,259,306                  -        (2,626,212)        (366,906)
                                            --------------    -------------    ---------------    --------------     ------------
Net Loss for year                                       -                -                  -           (47,297)         (47,297)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2002                      768,148        2,259,306                  -        (2,673,509)        (414,203)
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for Assets 7/03              70,000,000                3                  -                 -                3
Issuance of stock for Cash 8/03                 9,000,000          225,450                  -                 -          225,450
Issuance of stock for Debt 9/03                   115,000          121,828                  -                 -          121,828
Issuance of stock for Accruals 9/03               115,000           89,939                  -                 -           89,939
Issuance of stock for Services 9/03            31,300,000          125,200                  -                 -          125,200
Net Loss for year                                       -                -                  -          (145,868)        (145,868)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2003                  111,298,148        2,821,726                  -        (2,819,377)           2,349
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for cash 3/04                   181,750           21,071                  -                 -           21,071
Issuance of stock for cash 4/04                   217,450           22,598                  -                 -           22,598
Issuance of stock for cash 5/04                   254,956           34,669                  -                 -           34,669
Issuance of stock for cash 6/04                   694,659           96,306                  -                 -           96,306
Issuance of stock for cash 7/04                   157,649           21,421                  -                 -           21,421
Issuance of stock for cash 8/04                    57,000            5,133                  -                 -            5,133
Issuance of stock for cash 9/04                 1,174,500           81,472                  -                 -           81,472
Issuance of Common Stock Warranties                     -                -          1,200,000                 -        1,200,000
Net Loss for Year                                       -                -                  -        (1,509,068)      (1,509,068)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2004                  114,036,112        3,104,396          1,200,000        (4,328,445)         (24,049)
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for cash                      5,907,537          471,068                  -                 -          471,068
Net Loss for Period                                     -                -                  -          (164,889)        (164,889)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - December 31, 2004                   119,943,649     $  3,575,464     $    1,200,000     $  (4,493,334)     $   282,130
                                            ==============    =============    ===============    ==============     ============

                                 See Accountants Review Report

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 1 - Presentation of Interim Information:
         -----------------------------------

         In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2004 and the results of operations for the three-months ended December 31, 2004 and 2003 and for the period February 25, 1997 (inception) to December 31, 2004, and cash flows for the three-months ended December 31, 2004 and 2003 and the for the period February 25, 1997 (inception) to December 31, 2004. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2004.

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

         For the period ended December 31, 2004, the Company had and continues to focus on the development and refinement of commercially appealing solar cell designs, proprietary manufacturing processes and facilities design that could be provided to our future licensees as turn-key solutions for the mass production of Power Glass(TM) films. A large part of the Company's investment capital is used for product development. However, this may begin to shift towards marketing, sales, and business development in this new fiscal year ending September 30, 2005.

         The Company intends to continue to make investments in the commercial development of its patents and evolving technologies through the course of the next year. To finance these development efforts we are currently engaged in on going capital formation efforts to fund the Company's projected deficits for development costs in the current year. The Company intends to continue to fulfill its working capital requirements through the sale of Common Stock. A majority of the investment proceeds will be allocated for the commercial development of its Power Glass(TM) product line.

         Management  believes  the  summary  data  presented  herein  is a  fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in primary business focus in October 2003 and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2004 COMPARED TO THE SAME PERIOD IN 2003

         The Company generated no revenues in the period ended December 31, 2004 as well as for the same period in 2003.

         The Company incurred operating expenses totaling $164,987 for the three months ending December 31, 2004 compared to $41,635 for the same period in 2003. Primary sources for the increase to operating expense of $123,352 include: an increase of $98,897 in Research and Development activities, and an increase of $24,455 in General and Administrative expenses which include new expenses associated with an expansion of costs related to the change in operations necessary for the development of the Company's new business plan as a developer and provider of semi-transparent solar electric glazing technologies.

         The net loss for the three months ending December 31, 2004 was ($164,889) as compared to a net loss of ($41,635) for the same period 2003. The large increase of $123,245 was substantially due to an increase in research and development expenditures of $98,897 which is anticipated to continue to increase for the foreseeable future as the Company furthers efforts to complete the commercial development of a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at December 31, 2004 of $329,323 and prepaid expenses in the amount of $20,000 as compared to cash of $37,344 and prepaid expenses in the amount of $20,000 as of September 30, 2004. The Company had net working capital of $267,360 as compared to a working capital (deficit) of $(39,286) at December 31, 2003 and a working capital (deficit) of ($38,819) at September 30, 2004. Cash flow used in operating activities during the three-month period ended, December 31, 2004, was $179,089 as compared to using $4,693 for the same period 2003. This increase of cash used in operations of $174,396 was entirely a result of an increase in research and development, general and administrative expenses in the commercial development of its new business objectives.

         For the three-months ended December 31, 2004, the Company's capital needs have been met from the proceeds of a series of private placements of Common Stock made by the Company. The Company completed private placements of its common stock pursuant to Regulation S totaling $471,068 in the quarter ended December 31, 2004 as compared to $0.00 for the same period 2003.

         We had, at December 31, 2004, cash and cash equivalents of $329,323 and net working capital of $267,360. We anticipate that there will not be sufficient cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements.

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

GOING CONCERN

         The Company is in the development stage and as of the period ending December 31, 2004, did not have any products for sale, and had not generated any revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

         Based on the foregoing and the Company's history of losses, the Company's financial statements for the three-month period ended December 31, 2004 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."

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

         In a private placement of the Company's common stock made by the Company that began on December 19, 2003 pursuant to Regulation S of the Act at a variable price equal to 27% of the five (5) day average closing bid price, the Company raised gross proceeds of $108,518.77 from the sale of 1,636,800 shares during the quarter ending December 31, 2004. The total gross proceeds raised in this placement as of December 31, 2004 total $210,905.47 from the sale of 2,620,550 shares. The Company is offering a total of 3,000,000 shares pursuant to this private placement, which has not been terminated and can be terminated at the discretion of the Company with three (3) days prior written notice to the purchaser.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act that began on August 26, 2004 at a variable price equal to 25% of the previous days closing bid price on the date of the purchase, the Company raised gross proceeds of $192,764.35 from the sale 2,727,237 shares during the period ending December 31, 2004. The total gross proceeds raised in this offering as of December 31, 2004, total $262,764.35 from the sale of 3,727,237 shares. This offering was terminated on December 1, 2004.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

        A. Exhibits:

                31 Sarbanes-Oxley Certification
                32 Sarbanes-Oxley Certification

        B. Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: February 18, 2004             XSUNX, INC.

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

Directors







By:  /s/ Tom Djokovich                                 Dated: February 18, 2004
     ---------------------------------------
Director, President, CEO and acting CFO


By:  /s/ Thomas Anderson                               Dated: February 18, 2004
     ---------------------------------------
Director