Form 10KSB/A
period 2004-09-30
XSUNX INC
filed 2005-04-22
CIK 1039466

FORM 10-KSB/A
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

CERTIFICATES

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.
------------------------------------------

COMPANY HISTORY

         XsunX, Inc. ("XsunX," the "Company" or the "issuer") is a Colorado corporation formerly known as Sun River Mining Inc. "Sun River"). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the "Plan") with Xoptix, Inc., a California corporation.

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


         XsunX, Inc. has increased its patent and technology assets by acquiring an exclusive royalty free license from MV systems to a suite of patents and tech -nologies specific to the design and manufacture of its semi-transparent solar electric glazing initiative.


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


                              Summary Warrant Chart

--------------------------------------------------------------------------------
Number of shares to             Weighted-average        Number of options
be issued upon                  exercise price of       or warrants vested
exercise of                     outstanding stock       and available for
outstanding stock               options or              exercise as of
options or warrants             warrants                September 30, 2004
--------------------------------------------------------------------------------

  8,000,000                     $0.15                    5,525,000
--------------------------------------------------------------------------------

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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------


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


         Management has established a plan under which the Company is commercializing its Power Glass(TM) technology and developing new technology through the contracting for research, development and commercialization processes with certain qualified facilities that specialize in the Company's target market segments. This product development process is anticipated to provide the Company with the fastest path to marketable products, the maximization of corporate resources, and the broadest access to cutting edge device, optical and material engineering facilities and technical expertise.

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

         XsunX, Inc. has increased its patent and technology assets by acquiring an exclusive royalty free license from MV systems to a suite of patents and tech -nologies specific to the design and manufacture of its semi-transparent solar electric glazing initiative.


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

       The Company has developed an operating budget for fiscal 2005 as follows:

        $850,000 for R&D
        $175,000 for Equipment
        $300,000 for G&A
        $170,000 for Sales, marketing, consultants
        $305,000 for General working capital
        $1,800,000

        The Company intends to seek a private placement to achieve funding of its budget, but there is no assurance of achieving such funding, and no committed source now exists for such funding.

        The Company needs to seek financing for this budget. (See "Risk Factors" at p. 11.


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


ITEM 8A. CONTROLS AND PROCEEDURES
-----------------------------------------------------------------------------


     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period covered by the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

         There were no significant changes in disclosure controls and procedures or in internal controls or in other factors that could significantly affect disclosure controls and procedures or internal controls in the fourth fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


Dated: April 21, 2005



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

                                   XSUNX, INC.
                                   (Restated)

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


We conducted our audits in accordance with as outlined in PCAOB Auditing Standard No. 1 of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSUNX, INC., (formerly Sun River Mining, Inc.) at September 30, 2004 and 2003 and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003 and for the period from February 25, 1997 (inception) to September 30, 2004 in conformity with accounting principles generally accepted in the United States.


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

/s/ Michael Johnson & Co., LLC

Michael Johnson & Co., LLC
Denver, Colorado
January 13, 2005



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                         September 30,
                                          (Restated)


                                                                                        2004                    2003
                                                                                   ----------------        ----------------
ASSETS:
Current assets:
   Cash                                                                                   $ 37,344                 $ 2,346
   Prepaid Expense                                                                          20,000                       -
                                                                                   ----------------        ----------------

      Total current assets                                                                  57,344                   2,346
                                                                                   ----------------        ----------------

Fixed Assets:
   Office Equipment                                                                          2,270                       -
                                                                                   ----------------        ----------------

      Total Fixed Assets                                                                     2,270                       -
                                                                                   ----------------        ----------------

Other Assets:
   Patents                                                                                  10,000                       3
   Deposits                                                                                  2,500                       -
                                                                                   ----------------        ----------------

      Total other assets                                                                    12,500                       3
                                                                                   ----------------        ----------------

TOTAL ASSETS                                                                              $ 72,114                 $ 2,349
                                                                                   ================        ================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                       $ 89,030                     $ -
   Accrued Expenses                                                                          5,908                       -
   Note Payable - Stockholder                                                                1,225                       -
                                                                                   ----------------        ----------------

      Total current liabilities                                                             96,163                       -
                                                                                   ----------------        ----------------

Stockholders' equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                              -                       -
Common Stock, no par value; 500,000,000 shares authorized;
   114,036,102 shares issued and outstanding in 2004, and 111,298,148                    3,104,396               2,821,726
   shares issued and outstanding in 2003.
Common Stock Warrants                                                                    1,200,000                       -
Deficit accumulated during the development stage                                        (4,328,445)             (2,819,377)
                                                                                   ----------------        ----------------

       Total stockholders' deficit                                                         (24,049)                  2,349
                                                                                   ----------------        ----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                   $ 72,114                 $ 2,349
                                                                                   ================        ================

           The accompanying notes are an integral part of these financial statements.

                                              F-2



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Restated)


                                                                                         February 25, 1997
                                                     Year Ended                           (Inception) to
                                                    September 30,                           September 30,
                                         ---------------------------------------
                                              2004                    2003                      2004
                                         ----------------        ---------------         -------------------
Revenue                                              $ -                    $ -                         $ -

Expenses:
   Abandoned Equipment                                 -                      -                         808
   Bank Charges                                      401                     45                       2,113
   Consulting                                     19,900                125,200                   1,024,039
   Depreciation                                        -                      -                       3,178
   Directors' Fees                                     -                      -                      11,983
   Due Dilgence                                        -                      -                      45,832
   Equipment Rental                                    -                      -                       1,733
   Impairment loss                                     -                      -                     923,834
   Legal and Accounting                           27,203                 18,320                     188,360
   Licenses & Fees                                   190                      -                       6,410
   Meals & Entertainment                               -                      -                       4,119
   Office Expenses                                 5,218                      -                      19,199
   Salaries                                      119,336                      -                     500,086
   Postage                                             -                      -                       3,217
   Printing                                            -                      -                       5,580
   Public Relations                                6,640                      -                     110,966
   Rent                                            8,905                      -                      16,963
   Research & Development                        129,493                                            129,493
   Taxes                                               -                      -                       4,657
   Telephone                                       4,270                      -                      34,815
   Transfer Agent Expense                          2,997                  2,325                      16,325
   Travel                                          3,640                      -                      62,933
   Warrant Option Expense (Note 6)             1,200,000                      -                   1,200,000
                                         ----------------        ---------------         -------------------

Total Expenses                                 1,528,193                145,890                   4,316,643
                                         ----------------        ---------------         -------------------
Other Income and Expense
   Interest Expense                                  251                      -                      71,597
   Interest Income                                     -                    (22)                        (22)
   Forgiveness of Debt                           (19,376)                     -                     (59,773)
                                         ----------------        ---------------         -------------------

Net Loss                                    $ (1,509,068)            $ (145,868)               $ (4,328,445)
                                         ================        ===============         ===================

Per Share Information:

   Weighted average number of
     common shares outstanding               114,036,102            111,298,148
                                         ----------------        ---------------

Net Loss per Common Share                    $ (0.01)                 (*)
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





                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows


                                       (Indirect Method)
                                           (Restated)


                                                                                                        February 25, 1997
                                                                          Year Ended                      (Inception) to
                                                                         September 30,                     September 30,
                                                             ------------------------------------
                                                                 2004                  2003                    2004
                                                             --------------       ---------------       -------------------
Cash Flows from Operating Activities:

Net Loss                                                      $ (1,509,068)           $ (145,868)             $ (4,328,445)

   Issuance of Common Stock for Services                                 -               336,970                 1,237,557
   Issuance of Common Stock Warrants                             1,200,000                     -                 1,200,000
Adjustments to reconcile net loss to net
   net cash used in operations.
   (Increase) in Deposits                                          (22,500)                    -                   (22,500)
   Increase (Decrease) in Accounts Payable                          89,030              (199,616)                   89,030
   Increase (Decrease) in Accrued Liabilities                        5,908               (18,858)                    5,908
                                                             --------------       ---------------       -------------------

Net Cash Flows Used by Operations                                 (236,630)              (27,372)               (1,818,450)
                                                             --------------       ---------------       -------------------

Cash Flows from Investing Activities:
   Purchae of Equipment                                             (2,270)                    -                    (2,270)
   Purchase of Intangible Assets                                    (9,997)                   (3)                  (10,000)
                                                             --------------       ---------------       -------------------

   Net cash used by investing activities                           (12,267)                   (3)                  (12,270)
                                                             --------------       ---------------       -------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable                                       1,225                     -                     1,225
   Payments on Notes payable                                             -              (195,729)                        -
   Issuance of Common Stock                                        282,670               225,450                 1,866,839
                                                             --------------       ---------------       -------------------

Net Cash Flows Provided by Financing Activities                    283,895                29,721                 1,868,064
                                                             --------------       ---------------       -------------------

Net Increase (Decrease) in Cash                                     34,998                 2,346                    37,344
                                                             --------------       ---------------       -------------------

Cash at Beginning of Period                                          2,346                     -                         -
                                                             --------------       ---------------       -------------------

Cash at End of Period                                             $ 37,344               $ 2,346                  $ 37,344
                                                             ==============       ===============       ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                              $ -                   $ -                  $ 71,346
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                          $ -                   $ -                       $ -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS
   Stock issued for compensation                                       $ -             $ 336,970               $ 1,237,557
                                                             ==============       ===============       ===================


   Issuance of Common Stock Warrants                            $1,200,000                   $ -               $ 1,200,000

                                                             ==============       ===============       ===================


           The accompanying notes are an integral part of these financial statements.

                                              F-4



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       September 30, 2004


                                                                                   Deficit
                                                                                  Accumulated
                                                                     Common        During
                                              Common Stock           Stock        Development
                                         -----------------------
                                         # of Shares   Amount       Warrants        Stage        Totals
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

            The accompanying notes are integral part of these financial statements.



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       September 30, 2004


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

                                              F-6



                                   XSUNX, INC.
                                   (Restated)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

         Organization:
         -------------

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

         Basis of Presentation - Development Stage Company:
         --------------------------------------------------

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

         Basis of Accounting:
         --------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Cash and Cash Equivalents:
         --------------------------

         For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

         Use of Estimates:
         -----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Net Loss Per Share:
         -------------------

         Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                                   XSUNX, INC.
                                   (Restated)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


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

         Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                  2004                 2003
                                                            ----------------     ----------------
         Deferred Tax Liability                             $  4,328,445         $    2,829,377
         Deferred Tax Assets
                  Net Operating Loss Carryforwards
                  Book/Tax Differences in Bases of Assets              0                      0
                                                            ----------------     ----------------
         Valuation allowance                                $  4,328,445         $    2,829,377
                                                            ----------------     ----------------
         Net Deferred tax assets                            $          0         $            0
                                                            ================     ================

At September 30, 2004, the Company had net operating loss carryforwards of approximately, $4,328,445 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                                   XSUNX, INC.
                                   (Restated)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 3 - Going Concern:
         --------------

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

Note 4 - Capital Stock Transactions:
         ---------------------------

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

Note 5 - Trademark Transfer Agreement:
         -----------------------------

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

                                   XSUNX, INC.
                                   (Restated)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 6 - Warrant for Purchase of Shares:
         -------------------------------
         License stock warrant - As consideration for the grant of the License, XsunX shall, grant MVS a warrant ("License Stock Warrant") for the pur-chase of up to Five Million (5,000,000) shares of common stock of XsunX (the "License Stock Warrant Shares"), the warrant to expire five (5) years after the date of the grant.

         Technology Sharing Warrant - As consideration for access to MVS know how and Service at Cost pursuant to the technology sharing set forth above, XsunX shall grant to MVS a warrant to purchase up to One Million shares (1,000,000) of common stock of XsunX ("Technology Sharing Warrant Shares"). The Technology Sharing Warrant shall be in the form of a Warrant to Purchase Common Stock of XsunX, Inc. The Technology Sharing Warrant shall be for a five (5) year term and sub-ject to conditional vesting in accordance with the following provisions:

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

         Consultancy Warrant - In September 2004 the Company granted James Bentley a consultancy and advisory warrant in the amount of 1,000,000 shares with an exercise price of $.15 per share. Mr. Bentley has worked with the Company in its initial stage helping to establish a plan for the development of working samples and the review and selection process for engaging qualified research and development firms to initiate development efforts. Mr. Bentley has also assisted the Company in continued efforts to expand research efforts and business development opportunities. The warrant was issued for the conversion of $15,000 in accrued consultancy fees, and as part of a Consultancy and Advisory Agreement and carries a 3 year exercise term and the following vesting provisions:

         (1) 500,000 shares upon the effective date of the warrant. Thereafter, the warrant shall become exercisable at the rate of 125,000 shares per calendar quarter up to the full amount of the warrant.

                                   XSUNX, INC.
                                   (Restated)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004


Note 6 - Warrant for Purchase of Shares (Cont):
         --------------------------------------

         Consultancy and Advisory Warrant - Pursuant to the offer of consultancy and advisory services for the position of Chairman of the XsunX Scientific Advisory Board as set forth herein, XsunX shall, as compensation for Dr. Madan's advice and consultation efforts in the furtherance of XsunX business initiatives, offer to Dr. Madan the grant of a warrant ("Consultancy and Advisory Warrant") to purchase up
         to  One  Million   (1,000,000)   shares  of  common   stock  of  XsunX
         ("Consultancy and Advisory Stock Warrant Shares"). This Warrant shall be for a five (5) year term and shall be subject to conditional vesting in accordance with the following provisions:

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

Note 7 - Stock Option Plan:
         -----------------


On July 15, 2004,the Board of Directors of XsunX resolved to establish the 2004 Stock Option Plan. The plan was adopted to provide equity incentives to employees, consultants and suppliers of the Company. No stocks had been issued under the Plan at September 30, 2004 nor had option awards been granted. The Company has not adopted any criteria for the awarding of either options or shares, nor any prices of options or formulas forward.