Form 10KSB/A
period 2004-09-30
XSUNX INC
filed 2005-05-13
CIK 1039466

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


Dated: May 12, 2005



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


We conducted our audits "in accordance with the standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
February 24, 2005
May 5, 2005



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





                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                       (Indirect Method)
                                           (Restated)


                                                                                                        February 25, 1997
                                                                          Year Ended                      (Inception) to
                                                                         September 30,                     September 30,
                                                             ------------------------------------
                                                                 2004                  2003                    2004
                                                             --------------       ---------------       -------------------
Cash Flows from Operating Activities:

Net Loss                                                      $ (1,509,068)           $ (145,868)             $ (4,328,445)

   Issuance of Common Stock for Services                                 -               336,970                 1,237,557
Adjustments to reconcile net loss to net
   net cash used in operations.
   (Increase) in Deposits                                          (22,500)                    -                   (22,500)
   Increase (Decrease) in Accounts Payable                          89,030              (199,616)                   89,030
   Increase (Decrease) in Accrued Liabilities                        5,908               (18,858)                    5,908
                                                             --------------       ---------------       -------------------

Net Cash Flows Used by Operations                                 (236,630)              (27,372)               (3,018,450)
                                                             --------------       ---------------       -------------------

Cash Flows from Investing Activities:
   Purchae of Equipment                                             (2,270)                    -                    (2,270)
   Purchase of Intangible Assets                                    (9,997)                   (3)                  (10,000)
                                                             --------------       ---------------       -------------------

   Net cash used by investing activities                           (12,267)                   (3)                  (12,270)
                                                             --------------       ---------------       -------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable                                       1,225                     -                     1,225
   Payments on Notes payable                                             -              (195,729)                        -
   Issuance of Coomon Stock Warrants                             1,200,000                     -                 1,200,000
   Issuance of Common Stock                                        282,670               225,450                 1,866,839
                                                             --------------       ---------------       -------------------

Net Cash Flows Provided by Financing Activities                  1,483,895                29,721                 3,068,064
                                                             --------------       ---------------       -------------------

Net Increase (Decrease) in Cash                                     34,998                 2,346                    37,344
                                                             --------------       ---------------       -------------------

Cash at Beginning of Period                                          2,346                     -                         -
                                                             --------------       ---------------       -------------------

Cash at End of Period                                             $ 37,344               $ 2,346                  $ 37,344
                                                             ==============       ===============       ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                              $ -                   $ -                  $ 71,346
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                          $ -                   $ -                       $ -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS
   Stock issued for compensation                                       $ -             $ 336,970               $ 1,237,557
                                                             ==============       ===============       ===================


           The accompanying notes are an integral part of these financial statements.

                                              F-4



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       September 30, 2004
                                            Restated


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

Note 7 - Stock Option Plan:
         -----------------


On July 15, 2004,the Board of Directors of XsunX resolved to establish the 2004 Stock Option Plan. The plan was adopted to provide equity incentives to employees, consultants and suppliers of the Company. No stocks had been issued under the Plan at September 30, 2004.

Note 8 - Restatement of Financials:
         -------------------------

These financials have been restated to explain the warrants and the expenses of them per the Black-Shoals method. Also to explain the valuation of the asset purchased per purchase agreement.