Form 10QSB
period 2005-03-31
XSUNX INC
filed 2005-05-19
CIK 1039466

FORM 10-QSB
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2005

                        Commission file number: 000-29621

                                  XSUNX, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)



       Colorado                                        84-1384159
------------------------                            ------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


                      65 Enterprise, Aliso Viejo, CA 92656
               (Address of principal executive offices) (Zip Code)

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

As of May 13, 2005 the number of shares outstanding of the registrant's only class of common stock was 120,996,239

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets March 31, 2005 (unaudited) and September 30, 2004........................ F-2

         Statements of Operations for the Three Months and Six Months ended
         March 31, 2005 and 2004 (unaudited) and the period February 25, 1997
         (inception) to March 31, 2005........................................................... F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to March 31, 2005 unaudited)................................................ F-4

         Statements of Cash Flows for the Six Months ended March 31, 2005 and
         2004 (unaudited) and the period February 27, 1997 (inception) to March
         31, 2005................................................................................ F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 4

Item 3   Controls and Procedures................................................................. 7

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 7

Item 2.  Changes in Securities................................................................... 7

Item 3.  Defaults upon Senior Securities......................................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 9

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements



                                      XSUNX

                         (AN DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED March 31, 2005
                                   (UNAUDITED)



                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                               March 31,          September 30,
                                                                                  2005                 2004
                                                                            -----------------    -----------------

ASSETS:
Current assets:
   Cash                                                                            $ 155,471             $ 37,344
   Prepaid Expenses                                                                   17,143               20,000
                                                                            -----------------    -----------------

      Total current assets                                                           172,614               57,344
                                                                            -----------------    -----------------


Fixed assets:
   Office Equipment (Net)                                                              2,270                2,270
   R&D Equipment                                                                     173,000                    -
                                                                            -----------------    -----------------

      Total fixed assets                                                             175,270                2,270
                                                                            -----------------    -----------------

Other assets:
    Patents                                                                           10,000               10,000
    Deposit - Lease                                                                        -                2,500
                                                                            -----------------    -----------------

      Total other assets                                                              10,000               12,500
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                       $ 357,884             $ 72,114
                                                                            =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                $ 236,270             $ 89,030
   Accrued Expenses                                                                      532                5,908
   Notes Payable                                                                           -                1,225
                                                                            -----------------    -----------------

     Total current liabilities                                                       236,802               96,163
                                                                            -----------------    -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  120,544,239 shares issued and outstanding at March 31,
  2005 and  114,036,102 outstanding at September 30, 2004                          3,619,531            3,104,396
Common stock warrants                                                              1,200,000            1,200,000
Deficit accumulated during the exploratory stage                                  (4,698,449)          (4,328,445)
                                                                            -----------------    -----------------
      Total stockholders' profit (deficit)                                           121,082              (24,049)
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 357,884             $ 72,114
                                                                            =================    =================

                                 See Accountants Review Report


                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations
                                                  (Unaudited)



                                                                                                       Feb. 25, 1997
                                         Three-Months Ended                Six-Months Ended           (Inception) to
                                              March 31,                         March 31,                March 31,
                                     ------------------------------     ---------------------------
                                       2005              2004            2005             2004            2005
                                     ------------      ------------     ----------       ----------    -------------

Revenue                                      $ -               $ -                                              $ -

Expenses:
   Abandoned Equipment                         -                 -              -                -              808
   Advertising                               550                 -          2,410                -            2,410
   Bank Charges                              111                62            301               62            2,414
   Consulting                                  -                 -              -                -        1,024,039
   Contract R&D                          114,439            12,850        213,336           12,850          342,829
   Depreciation                                -                 -              -                -            3,178
   Directors' Fees                             -                 -              -                -           11,983
   Due Diligence                               -                 -              -                -           45,832
   Equipment Rental                            -                 -              -                -            1,733
   Impairment loss                             -                 -              -                -          923,834
   Legal & Accounting                      9,509             9,999         18,633           15,345          206,993
   Licenses & Fees                            25                 -             25                -            6,435
   Meals & Entertainment                       -                 -              -              112            4,119
   Office Expenses                         1,143               138          2,548            2,759           21,747
   Salaries                               38,227            37,500         79,112           65,000          579,198
   Postage & Shipping                        298               158            472              302            3,689
   Printing                                  463                 5            502              134            6,082
   Public Relations                       32,037               375         39,226              840          150,192
   Rent                                    2,250             2,268          3,750            5,173           20,713
   Taxes                                       -                 -              -                             4,657
   Telephone                               1,329               902          2,333            1,543           37,148
   Transfer Agent Expense                  1,335               250          3,094            1,800           19,419
   Travel                                  3,719                 -          4,680              222           67,613
   Warrant Option Expense                      -                 -              -                -        1,200,000
                                     ------------      ------------     ----------       ----------    -------------
Total Operating Expenses                 205,435            64,507        370,422          106,142        4,687,065
                                     ------------      ------------     ----------       ----------    -------------
Other Income (Expense)
   Interest Expense                            -                 -                                           71,597
   Interest Income                             -                 -                                              (22)
   Returned Merchandise                     (320)                -           (418)               -             (418)
   Forgiveness of Debt                         -                 -                                          (59,773)
                                     ------------      ------------     ----------       ----------    -------------
Net (Loss)                            $ (205,115)        $ (64,507)     $(370,004)       $(106,142)    $ (4,698,449)
                                     ------------      ------------     ----------       ----------    -------------

Per Share Information:

   Weighted average number of
     common shares outstanding       120,544,239       111,248,148
                                     ------------      ------------
Net Loss per Common Share                *                 *
                                     ------------      ------------
* Less than $.01


                                         See Accountants Review Report


                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                            Statements of Cash Flows
                                                  (Unaudited)

                                                Indirect Method


                                                                                                           Feb. 25, 1997
                                                                             Six-Months Ended              (Inception) to
                                                                                 March 31,                    March 31,
                                                                         2005               2004                2005
                                                                     --------------     --------------    -----------------

Cash Flows from Operating Activities:
Net Loss                                                                 $(370,004)         $(106,142)        $ (4,698,449)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                    24,000                  -            1,261,557
   Issuance of Common Stock Warrants                                             -                  -            1,200,000
   (Increase) Decrease in Deposits                                               -             (1,500)                   -
   (Increase) in Stock Subscriptions Receivable                                  -             (4,653)                   -
   (Increase) Decrease in Prepaid Expense                                    2,857                  -              (17,143)
   Increase (Decrease) in Accrued Expenses                                  (5,376)            65,000                  532
   Increase in Accounts Payable                                            147,290             18,317              236,270
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                              (201,233)           (28,978)          (2,017,233)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Fixed Asset                                               (173,000)                 -             (175,270)
    Purchase of Intangible Assets                                                -                  -              (10,000)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                              (173,000)                 -             (185,270)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Payments to Notes Payable                                                 1,225                  -                1,225
   Proceeds from Notes Payable                                                   -             10,400                    -
   Issuance of Common Stock                                                491,135             21,071            2,356,749
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                            492,360             31,471            2,357,974
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                            118,127              2,493              155,471
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                             37,344                  -                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                                $ 155,471            $ 2,493            $ 155,471
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -             $ 71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                             $ -                $ -                  $ -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                          $ 24,000                $ -           $1,261,557
                                                                     ==============     ==============    =================


                                         See Accountants Review Report



                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                            Consolidated Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2005
                                                  (Unaudited)

                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                    Common           During the
                                               Common Stock                         Stock           Exploration
                                              # of Shares         Amount           Warrants            Stage             Totals
                                             ---------------   --------------   ---------------    ---------------    -------------

Balance - September 30, 1999                        753,148       $1,894,419               $ -        $(2,475,441)      $ (581,022)
                                             ---------------   --------------   ---------------    ---------------    -------------
Issuance of stock for cash                           15,000           27,000                 -                  -           27,000
Net Loss for year                                         -                -                 -           (118,369)        (118,369)

Balance - September 30, 2000                        768,148        1,921,419                 -         (2,593,810)        (672,391)
                                             ---------------   --------------   ---------------    ---------------    -------------
Extinquishment of debt                                    -          337,887                 -                  -          337,887
Net Loss for year                                         -                -                 -            (32,402)         (32,402)
                                             ---------------   --------------   ---------------    ---------------    -------------
Balance - September 30, 2001                        768,148        2,259,306                 -         (2,626,212)        (366,906)
                                             ---------------   --------------   ---------------    ---------------    -------------
Net Loss for year                                         -                -                 -            (47,297)         (47,297)
                                             ---------------   --------------   ---------------    ---------------    -------------
Balance - September 30, 2002                        768,148        2,259,306                 -         (2,673,509)        (414,203)
                                             ---------------   --------------   ---------------    ---------------    -------------
Issuance of stock for Assets                     70,000,000                3                 -                  -                3
Issuance of stock for Cash                        9,000,000          225,450                 -                  -          225,450
Issuance of stock for Debt                          115,000          121,828                 -                  -          121,828
Issuance of stock for Accruals                      115,000           89,939                 -                  -           89,939
Issuance of stock for Services                   31,300,000          125,200                 -                  -          125,200
Net Loss for year                                         -                -                 -           (145,868)        (145,868)
                                             ---------------   --------------   ---------------    ---------------    -------------
Balance - September 30, 2003                    111,298,148        2,821,726                 -         (2,819,377)           2,349
                                             ---------------   --------------   ---------------    ---------------    -------------
Issuance of stock for cash                          181,750           21,071                 -                  -           21,071
Issuance of stock for cash                          217,450           22,598                 -                  -           22,598
Issuance of stock for cash                          254,956           34,669                 -                  -           34,669
Issuance of stock for cash                          694,649           96,306                 -                  -           96,306
Issuance of stock for cash                          157,649           21,421                 -                  -           21,421
Issuance of stock for cash                           57,000            5,133                 -                  -            5,133
Issuance of stock for cash                        1,174,500           81,472                 -                  -           81,472
Issuance of stock for warrants                            -                -         1,200,000                  -        1,200,000
Net Loss for year                                         -                -                 -         (1,509,068)      (1,509,068)
                                             ---------------   --------------   ---------------    ---------------    -------------
Balance - September 30, 2004                    114,036,102        3,104,396         1,200,000         (4,328,445)         (24,049)
                                             ---------------   --------------   ---------------    ---------------    -------------
Issuance of stock for cash                        5,907,537          471,068                 -                  -          471,068
Issuance of stock for cash                          300,600           20,067                 -                  -           20,067
Issuance of stock for services                      300,000           24,000                 -                  -           24,000
Net Loss for Period                                       -                -                 -           (370,004)        (370,004)
                                             ---------------   --------------   ---------------    ---------------    -------------
Balance - March 31, 2005                        120,544,239       $3,619,531       $ 1,200,000        $(4,698,449)        $121,082
                                             ===============   ==============   ===============    ===============    =============

All shares have been adjusted for the 1 for 20 reverse split.


                                         See Accountants Review Report

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three and six-months ended March 31, 2005 and 2004 and for the period February 25, 1997 (inception) to March 31, 2005, and cash flows for the six-months ended March 31, 2005 and 2004 and the for the period February 25, 1997 (inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

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

         The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

CURRENT OVERVIEW

         XsunX, Inc. is developing Power Glass(TM) - an innovative solar technology that is intended to allow glass windows to produce electricity from the power of the sun. This process for producing electricity is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting solar energy into electricity.

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

         For the period ended March 31, 2005, the Company had and continues to focus on the development and refinement of commercially appealing solar cell designs, proprietary manufacturing processes and facilities design that could be provided to our future licensees as turn-key solutions for the mass production of Power Glass(TM) films. A large part of the Company's investment capital is used for product development. However, this may begin to shift towards marketing, sales, and business development in this new fiscal year ending September 30, 2005.

         The Company continues to do research to develop the XsunX Power Glass(TM) process for future commercial applications. Areas of current process development include:

         (a) Process development on thin-film sheet and rolled polymers and plastics
         (b) Characterize efficiency and transparency vs. thickness - curves for applications
         (c) Engineer the integration of reel-to-reel and laser scribing process into manufacturing devices

         In conjunction with on going R&D efforts the Company is talking with various manufactures to assist in the development of specific applications, processes and manufacturing requirements.

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

Results of Operations for the Three-Month Period Ended March 31, 2005 Compared to the Same Period in 2004

         The Company had no revenues in the quarter ended March 31, 2005 as well as for the same period in 2004.

         The Company incurred operating expenses totaling $205,435 for the three months ending March 31, 2005 compared to $64,507 for the same period in 2004, a 314% increase. The major components for the increase to operating expense of $140,928 include: an increase of $101,589 in contract research and development activities, an increase of $32,037 in public relations activities, and an increase to travel expenses of $3,719. In the same quarter 2004 research and development expenses were only $12,850, public relations costs were $375, and travel expenses were $0.

         The loss per share in the quarter ending March 31, 2005 and the same period in 2004 was nominal. The Company expects the trend of accelerated losses to continue in the future until the Company achieves commercialization of its technology and revenues commence, of which there is no assurance.

Results of Operations for the Six-Month Period Ended March 31, 2005 Compared to the Same Period in 2004

         The Company generated no revenues in the period ended March 31, 2005 as well as for the same period in 2004.

         The Company incurred operating expenses totaling $370,422 for the six months ending March 31, 2005 compared to $106,142 for the same period in 2004, a 286% increase. The major components for the increase to operating expense of $264,280 include: an increase of $200,486 in research and development activities, an increase of $38,386 in public relations, a $14,112 increase in salary expense, and an increase to travel expenses of $3,719. These expenses are anticipated to continue to increase as the Company continues the development of the Company's new business plan as the developer and provider of semi-transparent solar electric glazing technologies.

         The net loss for the six months ending March 3, 2005 was ($370,004) as compared to a net loss of ($106,142) for the same period 2004. The loss per share was nominal for the period in 2005 and 2004.

Liquidity and Capital Resources

         The Company had cash at March 31, 2005 of $155,471 and prepaid expenses in the amount of $17,143 as compared to cash of $37,344 and prepaid expenses in the amount of $20,000 as of September 30, 2004. The Company had a net working capital (deficit) of ($64,188) as compared to a working capital (deficit) of ($38,819) at September 30, 2004.

         Cash flows used in operating activities during the six-month period ended, March 31, 2005, was ($201,233) as compared to using ($28,978) for the same period 2004. Cash flow used in investing activities was ($173,000) for the six months ended March 31, 2005 as compared to cash used in investing activities of ($0) during the six months ended March 31, 2004. Cash flow provided by financing activities was $492,360 for the six months ended March 31, 2005 as compared to cash provided by financing activities of $31,471 during the six months ended March 31, 2004.

         For the six-months ended March 31, 2005, the Company's capital needs have been met from the proceeds of a series of private placements of Common Stock made by the Company. The Company completed private placements of its common stock pursuant to Regulation S totaling $491,134.97 in the quarter ended March 31, 2005 as compared to $31,471 for the same period 2004. The proceeds from the above sales of unregistered securities were used primarily to fund the research and developments efforts and day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

         We had, at March 31, 2005, cash and cash equivalents of $155,471 and net working capital (deficit) of ($64,188). We anticipate that there will not be sufficient cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. The Company is currently engaged in efforts to obtain additional financing from equity and debt placements.

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

GOING CONCERN

         The Company is in the development stage and as of the period ending March 31, 2005, did not have any products for sale, and had not generated any revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

         Based on the foregoing and the Company's history of losses, the Company's financial statements for the six-month period ended March 31, 2005 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."


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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.


Item 2. Changes in securities -

         In a private placement of the Company's common stock pursuant to Regulation S of the Act on or about January 3, 2005 the Company accepted an offer for the sale of 66,600 shares at a price of $.0944 per share, which raised gross proceeds of $6,284.25. This offer and sale was completed on January 3, 2005.

         On or about February 4, 2005 the Company issued 300,000 shares of common stock pursuant to Rule 144 of the Act to 1 consultant as compensation for seven months of services to be rendered to the company. The shares were valued at the market price of the Company's common stock at the time of issuance which was $0.08 per share for a total compensated value of $24,000.00.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act on or about February 19, 2005, the Company accepted an offer for the sale of 234,000 shares at a price of $.0589 per share, which raised gross proceeds of $13,782.60. This offer and sale was completed on February 19, 2005.

         In a private placement of the Company's common stock pursuant to Regulation S of the Act on or about April 1, 2005, the Company accepted an offer for the sale of 327,000 shares at a price of $.0764 per share, which raised gross proceeds of $24,980. This offer and sale was completed on April 1, 2005.

         On or about May 5, 2005 the Company issued 125,000 shares of common stock pursuant to Rule 144 of the Act to 1 consultant as compensation for three months of services to be rendered to the company. The shares were valued at the market price of the Company's common stock at the time of issuance which was $0.08 per share for a total compensated value of $10,000.00.

Grant of Options/Warrants

         During the quarter period ending March 31, 2005 the Company issued consultancy and advisory Warrants to 3 individuals as compensation for 2 years service each as members of the Company's Scientific Advisory Board. Each individual was granted Warrants totaling 250,000 shares with an exercise price of $0.20 per share. The Warrants were issued as part of Consultancy and Advisory Agreements and each carry a 3 year exercise term and the following vesting provisions:

         (i) 50,000 shares upon the effective date of Warrant. Thereafter, the Warrant shall become exercisable at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement between the consultant and the Company.


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





Dated: May 13, 2005                XSUNX, INC.

                                   By:  /s/ Tom M. Djokovich
                                        ----------------------------------------
                                        Tom M. Djokovich, Chief Executive
                                        Officer, President, and acting Chief
                                        Financial Officer