Form 10QSB/A
period 2004-12-31
XSUNX INC
filed 2005-06-09
CIK 1039466

FORM 10-QSB/A
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

    Table of Contents


PART I - FINANCIAL STATEMENTS                                                  PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report................................................ F-1

         Balance Sheets December 31, 2004 (unaudited) and September 30, 2004......... F-2

         Statements of Operations for the Three Months ended December 31, 2004 and 2003 (unaudited) and the period February 25, 1997 (inception) to
         December 31, 2004........................................................... F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to December 31, 2004 unaudited)................................. F-4

         Statements of Cash Flows for the Three Months ended December 31, 2004 and 2003 (unaudited) and the period February 27, 1997 (inception) to
         December 31, 2004........................................................... F-5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)................................................................. F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation............ 3

Item 3.  Controls and Procedures.............................................. 6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................... 6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......... 6

Item 3.  Defaults upon Senior Securities...................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders.................. 7

Item 5.  Other Information.................................................... 7

Item 6.  Exhibits............................................................. 7

Signatures.................................................................... 8

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

                                 See Accountants Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                           Feb. 25, 1997
                                                                            Three-Months Ended             (Inception) to
                                                                               December 31,                 December 31,
                                                                         2004               2003                2004
                                                                     --------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(164,889)          $(41,635)        $ (4,493,334)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                         -                  -            1,237,557
   Issuance of Common Stock Warrants                                             -                  -            1,200,000
   (Increase) Decrease in Deposits                                               -             (1,500)              (2,500)
   Decrease in Prepaid Expense                                                   -                  -              (20,000)
   Increase (Decrease) in Accrued Expenses                                    (155)            27,500                5,753
   Increase (Decrease)  in Accounts Payable                                (14,045)            10,942               76,210
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                              (179,089)            (4,693)          (1,996,314)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Equipment                                                        -                  -               (2,270)
    Purchase of Intangible Assets                                                -                  -              (10,000)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                                     -                  -              (12,270)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                   -              5,000                    -
   Issuance of Common Stock                                                471,068                  -            2,337,907
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                            471,068              5,000            2,337,907
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                            291,979                307              329,323
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                             37,344                  -                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                                $ 329,323              $ 307            $ 329,323
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -             $ 71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                             $ -                $ -                  $ -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                               $ -                $ -           $1,237,557
                                                                     ==============     ==============    =================


                                 See Accountants Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                       December 31, 2004

                                          (Unaudited)

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                                   Common          During the
                                              Common Stock                         Stock           Exploration
                                             # of Shares         Amount           Warrants            Stage            Totals
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 1999                      753,148        1,894,419                  -        (2,475,441)        (581,022)
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for cash 9/00                    15,000           27,000                  -                 -           27,000
Net Loss for year                                       -                -                  -          (118,369)        (118,369)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2000                      768,148        1,921,419                  -        (2,593,810)        (672,391)
                                            --------------    -------------    ---------------    --------------     ------------
Extinquishment of debt                                  -          337,887                  -                 -          337,887
Net Loss for year                                       -                -                  -           (32,402)         (32,402)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2001                      768,148        2,259,306                  -        (2,626,212)        (366,906)
                                            --------------    -------------    ---------------    --------------     ------------
Net Loss for year                                       -                -                  -           (47,297)         (47,297)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2002                      768,148        2,259,306                  -        (2,673,509)        (414,203)
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for Assets 7/03              70,000,000                3                  -                 -                3
Issuance of stock for Cash 8/03                 9,000,000          225,450                  -                 -          225,450
Issuance of stock for Debt 9/03                   115,000          121,828                  -                 -          121,828
Issuance of stock for Accruals 9/03               115,000           89,939                  -                 -           89,939
Issuance of stock for Services 9/03            31,300,000          125,200                  -                 -          125,200
Net Loss for year                                       -                -                  -          (145,868)        (145,868)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2003                  111,298,148        2,821,726                  -        (2,819,377)           2,349
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for cash 3/04                   181,750           21,071                  -                 -           21,071
Issuance of stock for cash 4/04                   217,450           22,598                  -                 -           22,598
Issuance of stock for cash 5/04                   254,956           34,669                  -                 -           34,669
Issuance of stock for cash 6/04                   694,659           96,306                  -                 -           96,306
Issuance of stock for cash 7/04                   157,649           21,421                  -                 -           21,421
Issuance of stock for cash 8/04                    57,000            5,133                  -                 -            5,133
Issuance of stock for cash 9/04                 1,174,500           81,472                  -                 -           81,472
Issuance of Common Stock Warranties                     -                -          1,200,000                 -        1,200,000
Net Loss for Year                                       -                -                  -        (1,509,068)      (1,509,068)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - September 30, 2004                  114,036,112        3,104,396          1,200,000        (4,328,445)         (24,049)
                                            --------------    -------------    ---------------    --------------     ------------
Issuance of stock for cash                      5,907,537          471,068                  -                 -          471,068
Net Loss for Period                                     -                -                  -          (164,889)        (164,889)
                                            --------------    -------------    ---------------    --------------     ------------
Balance - December 31, 2004                   119,943,649       $3,575,464         $1,200,000       $(4,493,334)        $282,130
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

Liquidity and Capital Resources

         The Company had cash at December 31, 2004 of $349,323 as compared to cash of $57,344 as of September 30, 2004. The Company had net working capital of $282,130 as compared to a working capital (deficit) of $(39,286) at December 31, 2003 and a working capital (deficit) of ($24,019) at September 30, 2004. Cash flow used in operating activities during the three-month period ended, December 31, 2004, was $179,098 as compared to using $4,693 for the same period 2003. This increase of cash used in operations of $174,396 was entirely a result of an increase in research and development, general and administrative expenses in the commercial development of its new business objectives.

         For the three-months ended December 31, 2004, the Company's capital needs have been met from the proceeds of a series of private placements of Common Stock made by the Company. The Company completed private placements of its common stock pursuant to Regulation S totaling $471,068 in the quarter ended December 31, 2004 as compared to $0.00 for the same period 2003. See "Part II -
Item 2. Changes in Securities."

         We had, at December 31, 2004, cash and cash equivalents of $349,323 and net working capital of $282,130. We anticipate that there will not be sufficient cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 5. Other information - None

Item 6. Exhibits

A. Exhibits:
32 Sarbanes-Oxley Certification
33 Sarbanes-Oxley Certification

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

Directors





By:  /s/ Brian Altounian                               Dated: February 18, 2004
     ---------------------------------------
Chairman of the Board, Secretary


By:  /s/ Tom Djokovich                                 Dated: February 18, 2004
     ---------------------------------------
Director, President, CEO and acting CFO


By:  /s/ Thomas Anderson                               Dated: February 18, 2004
     ---------------------------------------
Director