Form 10QSB
period 2005-06-30
XSUNX INC
filed 2005-08-12
CIK 1039466

FORM 10-QSB
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2005

                        Commission file number: 000-29621

                                   XSUNX, INC.

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

As of August 10, 2005 the number of shares outstanding of the registrant's only class of common stock was 123,854,733

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                  Table of Contents


PART I - FINANCIAL INFORMATION                                                    PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report................................................... F-1

         Balance Sheets June 30, 2005 (unaudited) and September 30, 2004................ F-2

         Statements  of  Operations  for the Three  Months and Nine Months ended
         June 30, 2005 and 2004  (unaudited)  and the period  February  25, 1997
         (inception) to June 30, 2005................................................... F-3

         Statements  of Cash Flows for the Nine  Months  ended June 30, 2005 and
         2004  (unaudited) and the period February 27, 1997  (inception) to June
         30, 2005....................................................................... F-4

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to June 30, 2005 unaudited)........................................ F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)............... F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................... 3

Item 3.  Controls and Procedures........................................................ 7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................. 7

Item 2.  Changes in Securities.......................................................... 7

Item 3.  Defaults upon Senior Securities................................................ 8

Item 4.  Submission of Matters to a Vote of Security Holders............................ 8

Item 5.  Other Information.............................................................. 8

Item 6.  Exhibits and Reports on Form 8-K............................................... 8

Signatures.............................................................................. 9

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                      XSUNX

                         (AN DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099




REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



Board of Directors
XSUNX, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of XSUNX, Inc. (An Exploration Stage Company) as of June 30, 2005 and the related statements of operations for the three and nine months ended June 30, 2005 and the period February 27, 1997 (inception) to June 30, 2005 and cash flows and stockholders' equity for the nine-months ended June 30, 2005 and for February 25, 1997 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended September 30, 2004 were audited by other accountants, whose report dated December 3, 2004, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date In our opinion, the information set forth in the accompanying balance sheets as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
July 27, 2005


                                       XSUNX, INC.
                            (Formerly Sun River Mining, Inc.)
                              (A Development Stage Company)
                                     Balance Sheets
                                       (Unaudited)

                                                                             June 30,            September 30,
                                                                               2005                  2004
                                                                           -------------        ----------------
ASSETS:
Current assets:
   Cash                                                                     $    3,620              $37,344

   Prepaid Expenses                                                             43,500               20,000
                                                                           -------------        ----------------

      Total current assets                                                      47,120               57,344
                                                                           -------------        ----------------
Fixed assets:
   Office Equipment (Net)

   R&D Equipment                                                               173,000                    -
                                                                           -------------        ----------------

      Total fixed assets                                                       175,270                2,270
                                                                           -------------        ----------------
Other assets:
    Patents

    Deposit - Lease                                                                  -                2,500
                                                                           -------------        ----------------

      Total other assets                                                        20,000               12,500
                                                                           -------------        ----------------

TOTAL ASSETS                                                                $  242,390            $  72,114
                                                                           =============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                         $  345,809            $  89,030
   Accrued Expenses

   Notes Payable                                                                     -                1,225
                                                                           -------------        ----------------

     Total current liabilities                                                 353,293               96,163
                                                                           -------------        ----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding
Common Stock, no par value; 500,000,000 shares authorized;
 121,196,239 shares issued and outstanding at June 30,
 2005 and 114,036102 outstanding at September 30, 2004                       3,669,791
Common stock warrants                                                        1,200,000

Deficit accumulated during the exploratory stage                            (4,980,694)          (4,328,445)
                                                                           -------------        ----------------
      Total stockholders' equity (deficit)                                    (110,903)
                                                                           -------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  242,390           $   72,114
                                                                           =============        ================

                             See Accountants' Review Report
                                           F-2



                                                   XSUNX, INC.
                                        (Formerly Sun River Mining, Inc.)
                                          (A Development Stage Company)
                                      Consolidated Statement of Operations
                                                   (Unaudited)

                                                                                                                  Feb. 25, 1997
                                         Three-Months Ended                      Nine-Months Ended               (Inception) to
                                              June 30,                               June 30,                       June 30,
                               --------------------------------------    ---------------------------------
                                     2005                  2004               2005               2004                2005
                               ------------------    ----------------    ---------------    --------------   ------------------
Revenue                                  $ -             $ -                  $ -                    $ -                $ -


Expenses:
   Abandoned Equipment                     -               -                    -                      -                808
   Advertising                         1,344               -                3,754                      -              3,754
   Bank Charges                           71             193                  372                    255              2,485
   Consulting                         10,000           9,700               10,000                  9,700          1,034,039
   Contract R&D                      144,310          61,645              357,646                 74,495            487,139
   Depreciation                            -               -                    -                      -              3,178
   Directors' Fees                         -              29                    -                     29             11,983
   Due Diligence                           -               -                    -                      -             45,832
   Equipment Rental                        -               -                    -                      -              6,295
   Impairment loss                         -               -                    -                      -            923,834
   Legal & Accounting                 31,150           6,462               49,783                 21,807            238,143
   Licenses & Fees                         -               -                   25                      -              6,435
   Meals & Entertainment                 551              30                  551                    142              4,670
   Office Expenses                       587           4,488                3,135                  7,247             22,334
   Other Operating Expenses            2,098               -                2,098                      -              2,098
   Salaries                           41,032          33,108              120,144                 98,108            620,230
   Postage & Shipping                    377             122                  849                    424              4,066
   Printing                            1,219              57                1,721                    191              7,301
   Public Relations                   42,645             350               81,871                  1,190            192,837
   Rent                                3,290           2,250                7,040                  7,423             24,003
   Subscriptions                         104               -                  104                      -                104
   Taxes                                   -               -                    -                      -              4,657
   Telephone                           1,342           1,271                3,675                  2,814             38,490
   Transfer Agent Expense                319             843                3,413                  2,643             19,738
   Travel                              1,904           1,665                6,584                  1,887             69,517
   Warrant Option Expense                  -               -                    -                      -          1,200,000
                                 ------------    ------------          -----------            -----------      -------------
Total Operating Expenses             282,343         122,213              652,765                228,355          4,969,408
                                 ------------    ------------          -----------            -----------      -------------
Other Income (Expense)
   Interest Expense                        -               -                                                         71,597
   Returned Merchandise                  (98)              -                 (516)                    -               (516)
   Interest Income                         -               -                                                           (22)
   Forgiveness of Debt                     -               -                                                       (59,773)
                                 ------------    ------------          -----------            -----------      -------------
Net (Loss)                        $ (282,245)     $ (122,213)          $ (652,249)            $ (228,355)      $ (4,980,694)
                                 ------------    ------------          -----------            -----------      -------------

Per Share Information:

   Weighted average number of
     common shares outstanding   121,196,239     111,479,898
                                 ------------    ------------
Net Loss per Common Share             *               *
                                 ------------    ------------


                         See Accountants' Review Report
                                       F-3



                                   XSUNX, INC.
                        (Formerly Sun River Mining, Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                                                  Feb. 25, 1997
                                                                          Nine-Months Ended                       (Inception) to
                                                                              June 30,                               June 30,
                                                                --------------------------------------
                                                                    2005                     2004                      2005
                                                                -------------            -------------            ---------------
Cash Flows from Operating Activities:
Net Loss                                                         $ (652,249)               $(228,355)               $ (4,980,694)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services
   Issuance of Common Stock for Warrants
   (Increase) Decrease in Deposits                                                           (22,500)
   (Increase) in Prepaid Expenses                                   (23,500)
   Increase in Accrued Expenses & Taxes

   Increase in Accounts Payable                                     256,779                   39,608                     345,809
                                                                -------------            -------------            ---------------

Net Cash Flows Used for Operating Activities                       (380,894)                (112,416)                 (2,175,344)
                                                                -------------            -------------            ---------------

Cash Flows from Investing Activities:
    Purchase of Fixed Assets                                      (173,000)

    Purchase of Intangible Assets                                  (10,000)                       -                      (20,000)
                                                                -------------            -------------            ---------------


Net Cash Flows Used for Investing Activities                      (183,000)                       -                     (195,270)
                                                                -------------            -------------            ---------------

Cash Flows from Financing Activities:
   Payment of Note Payable
   Proceeds from Notes Payable

   Issuance of Common Stock for cash                                531,395                  174,844                   2,374,234
                                                                -------------            -------------            ---------------


Net Cash Flows Provided by Financing Activities                     530,170                  179,212                   2,374,234
                                                                -------------            -------------            ---------------


Net Increase (Decrease) in Cash                                     (33,724)                  66,796                       3,620
                                                                -------------            -------------            ---------------


Cash and cash equivalents - Beginning of period                      37,344                    2,346                           -
                                                                -------------            -------------            ---------------


Cash and cash equivalents - End of period                        $    3,620               $   69,142                       3,620
                                                                =============            =============            ===============

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:


      Interest                                                  $         -               $        -                      71,346
                                                                =============            =============            ===============
      Income Taxes                                                        -                        -                           -
                                                                =============            =============            ===============

NON-CASH TRANSACTIONS


    Common stock issued in exchange for services                 $   34,000              $         -              $    1,295,557
                                                                =============            =============            ===============


                         See Accountants' Review Report
                                       F-4


                                                   XSUNX, INC.
                                        (Formerly Sun River Mining, Inc.)
                                          (A Development Stage Company)
                            Consolidated Statement of Stockholders' Equity (Deficit)
                                                   (Unaudited)

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                                   Common          During the
                                               Common Stock                         Stock          Exploration
                                              # of Shares         Amount          Warrants            Stage             Totals
                                             ---------------   --------------   --------------    --------------     -------------

Balance - September 30, 1999                        753,148       $1,894,419              $ -       $(2,475,441)       $ (581,022)
                                             ---------------   --------------   --------------    --------------     -------------
Issuance of stock for cash 9/00                      15,000           27,000                -                 -            27,000
Net Loss for year                                         -                -                -          (118,369)         (118,369)
                                             ---------------   --------------   --------------    --------------     -------------
Balance - September 30, 2000                        768,148        1,921,419                -        (2,593,810)         (672,391)
                                             ---------------   --------------   --------------    --------------     -------------
Extinquishment of debt                                    -          337,887                -                 -           337,887
Net Loss for year                                         -                -                -           (32,402)          (32,402)
                                             ---------------   --------------   --------------    --------------     -------------
Balance - September 30, 2001                        768,148        2,259,306                -        (2,626,212)         (366,906)
                                             ---------------   --------------   --------------    --------------     -------------
Net Loss for year                                         -                -                -           (47,297)          (47,297)
                                             ---------------   --------------   --------------    --------------     -------------
Balance - September 30, 2002                        768,148        2,259,306                -        (2,673,509)         (414,203)
                                             ---------------   --------------   --------------    --------------     -------------
Issuance of stock for Assets 7/03                70,000,000                3                -                 -                 3
Issuance of stock for Cash 8/03                   9,000,000          225,450                -                 -           225,450
Issuance of stock for Debt 9/03                     115,000          121,828                -                 -           121,828
Issuance of stock for Accruals 9/03                 115,000           89,939                -                 -            89,939
Issuance of stock for Services 9/03              31,300,000          125,200                -                 -           125,200
Net Loss for year                                         -                -                -          (145,868)         (145,868)
                                             ---------------   --------------   --------------    --------------     -------------
Balance - September 30, 2003                    111,298,148        2,821,726                -        (2,819,377)            2,349
                                             ---------------   --------------   --------------    --------------     -------------
Issuance of stock for cash                          181,750           21,071                -                 -            21,071
Issuance of stock for cash                          217,450           22,598                -                 -            22,598
Issuance of stock for cash                          254,956           34,669                -                 -            34,669
Issuance of stock for cash                          694,649           96,306                -                 -            96,306
Issuance of stock for cash                          157,649           21,421                -                 -            21,421
Issuance of stock for cash                           57,000            5,133                -                 -             5,133
Issuance of stock for cash                        1,174,500           81,472                -                              81,472
Issuance of common stock warrants                         -                -        1,200,000                 -         1,200,000
Net Loss for period                                       -                -                -        (1,509,068)       (1,509,068)
                                             ---------------   --------------   --------------    --------------     -------------
Balance - September 30, 2004                    114,036,102        3,104,396        1,200,000        (4,328,445)          (24,049)
                                             ---------------   --------------   --------------    --------------     -------------
Issuance of stock for cash                        5,907,537          471,068                -                 -           471,068
Issuance of stock for cash                          300,600           20,067                -                 -            20,067
Issuance of stock for services                      300,000           24,000                -                 -            24,000
Issuance of stock for cash                          527,000           40,260                -                 -            40,260
Issuance of stock for services                      125,000           10,000                -                 -            10,000
Net Loss for Period                                       -                -                -          (652,249)         (652,249)
                                             ---------------   --------------   --------------    --------------     -------------
Balance - June 30, 2005                         121,196,239       $3,669,791       $1,200,000       $(4,980,694)       $ (110,903)
                                             ===============   ==============   ==============    ==============     =============


                         See Accountants' Review Report
                                       F-5

                                   XSUNX, INC.
                        (FORMERLY SUN RIVER MINING, INC.)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and nine-months ended June 30, 2005 and 2004 and for the period February 25, 1997 (inception) to June 30, 2005, and cash flows for the nine-months ended June 30, 2005 and 2004 and the for the period February 25, 1997 (inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.


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

Note 3 - Commitment:

On September 17, 2004, the Company entered into a definitive asset license and cooperative venture agreement with MVSystems, Inc. for the development and commercialization of cooperative uses of core technologies as supplemental enhancements to the commercial application of their respective technologies and business initiatives.

Note 4 - Stock Option Plan:

Effective June 30, 2004, the Company adopted the 2004 Xsunx, Inc. Option Plan (the "Plan") to provide incentives for obtaining and retaining the services of eligible Employees, Consultants and Directors who are anticipated to contribute to the Company's long range success and insure to the benefit of all stockholders of the Company. The Plan authorizes the issuance of up to 30,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 30,000,000 stock options. The Plan was approved by unanimous written consent of the Board of Directors of Xsunx, Inc. The adoption of the Plan is subject to ratification by a majority of the Company's stockholders, which approval must be obtained within 12 months from the date the Plan was adopted by the Board. No shares of stock have been issued in Fiscal Year 2005. The Plan was cancelled by the Board due to non-approval in August 2005.

Note 5 - Material Definitive Agreement:

On July 14, 2005, the Company issued a secured convertible debenture to Cornell Capital Partners, LLP for aggregate proceeds of $850,000. In connection with this transaction, the Company also issued 2,609,263 shares of common stock and five-year warrants to purchase 4,250,000 shares and 2,125,000 shares at $0.15 and $0.20, respectively. All securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

         The Company relies substantially on outsourced and contracted strategic relationships for service associated with the development of its technology and products. A loss of strategic relationships used in the development of our products and technology could impede our ability to complete our product and result in a material adverse effect causing the business to suffer. We have established a plan of operations under which we rely on a strategic relationship with MVSystems, Inc. to provide general facilities, personnel, and expertise in the research and development of the technology and manufacturing process underlying our Power Glass (TM) product. A loss of this relationship for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

         For the period ended June 30, 2005, the Company had and continues to focus on the development and refinement of commercially appealing solar cell designs, proprietary manufacturing processes and facilities design that could be provided to our future licensees as turn-key solutions for the mass production of Power Glass(TM) films. A large part of the Company's investment capital is used for product development. However, this may begin to shift towards marketing, sales, and business development in this new fiscal year ending September 30, 2005.

         The Company continues to develop and optimize the XsunX Power Glass(TM) process for future commercial applications. Areas of current process development include:

         (a) Process development on thin-film sheet and rolled polymers and plastics
         (b) Characterize efficiency and transparency vs. thickness - curves for applications
         (c) Engineer the integration of reel-to-reel and laser scribing process into manufacturing devices

         In conjunction with on going R&D efforts the Company is working with various manufactures to assist in the development of specific applications, processes and manufacturing requirements.

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

Results of Operations for the Three-Month Period Ended June 30, 2005 Compared to the Same Period in 2004

         The Company generated no revenues in the period ended June 30, 2005 as well as for the same period in 2004.

         The Company incurred operating expenses totaling $282,343 for the three months ended June 30, 2005 compared to $122,213 for the same period in 2004. Primary sources for the increase to operating expense of $160,130 include: an increase of $82,665 in Research and Development activities, an increase of $42,295 in Public Relations activity, and an increase of $35,170 in General and Administrative expenses related to an increase in legal, accounting and business development expenses. The $282,343 operating expenses includes non-cash charges of $22,950 for the issuance of unregistered stock for business development and advisory services in lieu of cash payment for services.

         The net loss for the three months ended June 30, 2005 was ($282,245) as compared to a net loss of ($122,213) for the same period 2004. The increase of $160,032 includes (i) an increase in research and development expenditures of $82,665 which is anticipated to continue to increase for the foreseeable future as the Company furthers efforts to complete the commercial development of a licensable process for the manufacture of semi-transparent solar electric glazing technologies and (ii) an increase of $77,367 in General and Administrative expenses attributed to the Company's business development and investor awareness efforts.

         These expenses are anticipated to continue to increase as the Company continues the development of its business plan as a developer and provider of solar electric technologies.

Results of Operations for the Nine Month Period Ended June 30, 2005 Compared to Same Period ended June 30, 2004

         The Company had no revenues in the nine-month period ended June 30, 2005 as well as for the same period in 2004.

         The Company incurred operating expenses totaling $652,765 in the nine-month period ended June 30, 2005 compared to $228,355 in the same period ended June 30, 2004. The major components of the expenses in the nine-month period were Contract R&D of $357,646, salaries of $120,144, legal and accounting fees of $49,783, public relations expenses of $81,871, and general and administrative expenses of 43,312. These expenses were all incurred in preparing to commercialize a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

         The Company incurred consolidated net loses of ($652,249) and ($228,355) in the nine-month period ended June 30, 2005 and 2004 respectively. The associated net loss per share was nominal in the nine-month period ended June 30, 2005 and 2004. The Company expects the trend of losses to continue at an accelerated rate in future quarters until the Company is able to begin sales of significance of which there is no assurance.

Liquidity and Capital Resources

       The Company had cash at June 30, 2005 of $3,620 and prepaid expenses in the amount of $43,500 equaling total current assets of $47,120 as compared to cash of $37,344 in cash and prepaid expenses in the amount of $20,000 equaling total current assets of $57,344 as of September 30, 2004. The Company had a net working capital (deficit) of ($306,173) as compared to a working capital (deficit) of ($38,819) at September 30, 2004. There were no cash flows provided from operations during the nine-month period ended June 30, 2004 and increases to general, administrative, research and development expenses in these periods resulted in an overall increase to working capital deficits.

       Cash flow from financing activities used in operating activities during the nine-month period ended, June 30, 2005, was ($380,894) as compared to using ($112,416) for the same period 2004. The increase of cash used in operations of $268,478 included (i) an increase in research and development expenses of $82,665 (ii) non-cash charges of $34,000 for un-registered stock issued for investor relations and advisory services in lieu of cash payments (iii) and an increase of $151,813 in general and administrative expenses in the commercial development of the Company's new business objectives. The value of the stock issued for services was determined by using the value of the last sale closing price or a monthly average closing price as quoted on the OTCBB on the date of issuance.

         For the nine-months ended June 30, 2005, the Company's capital needs have been met from the proceeds of a series of private placements of Common Stock made by the Company. The Company completed private placements of its common stock pursuant to Regulation S totaling $531,394.97 in the nine-months ended June 30, 2005 of which $40,260 was completed in the quarter ended June 30, 2005 as compared to $179,212 for the nine-months ended June 30, 2004. The proceeds from the above sales of unregistered securities were used to fund the research and developments efforts and day-to-day operations of the Company and to pay the accrued liabilities associated with these operations. See "Part II -
Item 2. Change in Securities" for a review of the sale or issuance of securities in the three months ended June 30, 2005.

         Cash and cash deposits at June 30, 2005 were $47,500, a decrease of $125,494 from March 31, 2005. We had , at June 30, 2005, a working capital (deficit) of ($306,173).We anticipate that there will not be sufficient cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. The Company is currently engaged in efforts to obtain additional financing from equity and debt placements.

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

GOING CONCERN

         The Company is in the development stage and as of the period ending June 30, 2005, did not have any products for sale, and had not generated any revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

         Based on the foregoing and the Company's history of losses, the Company's financial statements for the nine-month period ended June 30, 2005 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."


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

In a private placement of the Company's common stock pursuant to Regulation S of the Act on or about May 12, 2005, the Company accepted an offer for the sale of 200,000 shares at a price of $.0764 per share, which raised gross proceeds of $15,280. This offer and sale was completed on May 12, 2005.

On or about July 21, 2005 the Company issued 49,231 shares of common stock pursuant to Rule 144 of the Act to 1 consultant as compensation for three months of services that had been rendered to the company. The shares were valued at the average market price of the Company's common stock over the previous three month period of services which was $0.1219 per share for a total compensated value of $6,000.00.

In July 2005, the Company issued secured convertible debentures for aggregate proceeds of $850,000. In connection with this transaction, the Company also issued 2,609,263 shares of common stock and five-year warrants to purchase 4,250,000 shares and 2,125,000 shares at $0.15 and $0.20, respectively. All securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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





Dated: August 11, 2005             XSUNX, INC.

                                   By:  /s/ Tom M. Djokovich
                                        ----------------------------------------
                                        Tom M. Djokovich, Chief Executive
                                        Officer, President, and acting Chief
                                        Financial Officer