Form 10QSB/A
period 2005-06-30
XSUNX INC
filed 2005-08-18
CIK 1039466

FORM 10-QSB/A


                                  AMENDMENT #1


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


         Notes to Financial Statements (Unaudited)...................................... F-6


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

Item 4.  Submission of Matters to a Vote of Security Holders............................ 8

Item 5.  Other Information.............................................................. 8

Item 6.  Exhibits and Reports on Form 8-K............................................... 8

Signatures.............................................................................. 9

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                                      XSUNX

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS


                         NINE-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
July 27, 2005


                                               XSUNX, INC.
                                    (Formerly Sun River Mining, Inc.)
                                      (A Development Stage Company)
                                             Balance Sheets
                                               (Unaudited)

                                                                                June 30,          September 30,
                                                                                  2005                 2004
                                                                            -----------------    -----------------
ASSETS:
Current assets:
   Cash                                                                              $ 3,620             $ 37,344
   Prepaid Expenses                                                                   43,500               20,000
                                                                            -----------------    -----------------

      Total current assets                                                            47,120               57,344
                                                                            -----------------    -----------------

Fixed assets:
   Office Equipment (Net)                                                              2,270                2,270
   R&D Equipment                                                                     173,000                    -
                                                                            -----------------    -----------------

      Total fixed assets                                                             175,270                2,270
                                                                            -----------------    -----------------

Other assets:
    Patents                                                                           20,000               10,000
    Deposit - Lease                                                                        -                2,500
                                                                            -----------------    -----------------

      Total other assets                                                              20,000               12,500
                                                                            -----------------    -----------------

TOTAL ASSETS                                                                       $ 242,390             $ 72,114
                                                                            =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                $ 345,809             $ 89,030
   Accrued Expenses                                                                    7,484                5,908
   Notes Payable                                                                           -                1,225
                                                                            -----------------    -----------------

     Total current liabilities                                                       353,293               96,163
                                                                            -----------------    -----------------
Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  121,196,239 shares issued and outstanding at June 30,
  2005 and  114,036102 outstanding at September 30, 2004                           3,669,791            3,104,396
Common stock warrants                                                              1,200,000            1,200,000
Deficit accumulated during the exploratory stage                                  (4,980,694)          (4,328,445)
                                                                            -----------------    -----------------
      Total stockholders' equity (deficit)                                          (110,903)             (24,049)
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 242,390             $ 72,114
                                                                            =================    =================

                             See Accountants' Review Report
                                           F-2



                                                   XSUNX, INC.
                                        (Formerly Sun River Mining, Inc.)
                                          (A Development Stage Company)
                                             Statement of Operations
                                                   (Unaudited)

                                                                                                                  Feb. 25, 1997
                                                                                                        Feb. 25, 1997
                                       Three-Months Ended                 Nine-Months Ended             (Inception) to
                                            June 30,                           June 30,                    June 30,
                                      2005            2004               2005            2004                2005
                                   ------------    ------------        -----------     -----------       -------------
Revenue                                    $ -             $ -                $ -             $ -                 $ -




Expenses:
   Abandoned Equipment                       -               -                  -               -                 808
   Advertising                           1,344               -              3,754               -               3,754
   Bank Charges                             71             193                372             255               2,485
   Consulting                           10,000           9,700             10,000           9,700           1,034,039
   Contract R&D                        144,310          61,645            357,646          74,495             487,139
   Depreciation                              -               -                  -               -               3,178
   Directors' Fees                           -              29                  -              29              11,983
   Due Diligence                             -               -                  -               -              45,832
   Equipment Rental                          -               -                  -               -               6,295
   Impairment loss                           -               -                  -               -             923,834
   Legal & Accounting                   31,150           6,462             49,783          21,807             238,143
   Licenses & Fees                           -               -                 25               -               6,435
   Meals & Entertainment                   551              30                551             142               4,670
   Office Expenses                         587           4,488              3,135           7,247              22,334
   Other Operating Expenses              2,098               -              2,098               -               2,098
   Salaries                             41,032          33,108            120,144          98,108             620,230
   Postage & Shipping                      377             122                849             424               4,066
   Printing                              1,219              57              1,721             191               7,301
   Public Relations                     42,645             350             81,871           1,190             192,837
   Rent                                  3,290           2,250              7,040           7,423              24,003
   Subscriptions                           104               -                104               -                 104
   Taxes                                     -               -                  -               -               4,657
   Telephone                             1,342           1,271              3,675           2,814              38,490
   Transfer Agent Expense                  319             843              3,413           2,643              19,738
   Travel                                1,904           1,665              6,584           1,887              69,517
   Warrant Option Expense                    -               -                  -               -           1,200,000
                                   ------------    ------------        -----------     -----------       -------------
Total Operating Expenses               282,343         122,213            652,765         228,355           4,969,408
                                   ------------    ------------        -----------     -----------       -------------
Other Income (Expense)
   Interest Expense                          -               -                                                 71,597
   Returned Merchandise                    (98)              -               (516)              -                (516)
   Interest Income                           -               -                                                    (22)
   Forgiveness of Debt                       -               -                                                (59,773)
                                   ------------    ------------        -----------     -----------       -------------
Net (Loss)                          $ (282,245)     $ (122,213)        $ (652,249)     $ (228,355)       $ (4,980,694)
                                   ------------    ------------        -----------     -----------       -------------

Per Share Information:

   Weighted average number of
     common shares outstanding     121,196,239     111,479,898
                                   ------------    ------------
Net Loss per Common Share               *               *
                                   ------------    ------------


                         See Accountants' Review Report
                                       F-3



                                   XSUNX, INC.
                        (Formerly Sun River Mining, Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                                                  Feb. 25, 1997
                                                                                                           Feb. 25, 1997
                                                                            Nine-Months Ended              (Inception) to
                                                                                June 30,                      June 30,
                                                                         2005               2004                2005
                                                                     --------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                                 $(652,249)         $(228,355)        $ (4,980,694)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                    34,000                  -            1,295,557
   (Increase) Decrease in Deposits                                           2,500            (22,500)                   -
   (Increase) in Prepaid Expenses                                          (23,500)                 -              (43,500)
   Increase in Accrued Expenses & Taxes                                      1,576             98,831                7,484
   Increase in Accounts Payable                                            256,779             39,608              345,809
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Operating Activities                              (380,894)          (112,416)          (3,375,344)
                                                                     --------------     --------------    -----------------
Cash Flows from Investing Activities:
    Purchase of Fixed Assets                                              (173,000)                 -             (175,270)
    Purchase of Intangible Assets                                          (10,000)                 -              (20,000)
                                                                     --------------     --------------    -----------------
Net Cash Flows Used for Investing Activities                              (183,000)                 -             (195,270)
                                                                     --------------     --------------    -----------------
Cash Flows from Financing Activities:
   Payment of Note Payable                                                  (1,225)                 -                    -
   Proceeds from Notes Payable                                                   -              4,368                    -
   Issuance of Common Stock for Warrants                                         -                  -            1,200,000
   Issuance of Common Stock                                                531,395            174,844            2,374,234
                                                                     --------------     --------------    -----------------
Net Cash Flows Provided by Financing Activities                            530,170            179,212            3,574,234
                                                                     --------------     --------------    -----------------
Net Increase (Decrease) in Cash                                            (33,724)            66,796                3,620
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - Beginning of period                             37,344              2,346                    -
                                                                     --------------     --------------    -----------------
Cash and cash equivalents - End of period                                  $ 3,620           $ 69,142              $ 3,620
                                                                     ==============     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                 $ -                $ -             $ 71,346
                                                                     ==============     ==============    =================
      Income Taxes                                                             $ -                $ -                  $ -
                                                                     ==============     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                          $ 34,000                $ -           $1,295,557
                                                                     ==============     ==============    =================


                         See Accountants' Review Report
                                       F-4


                                                   XSUNX, INC.
                                        (Formerly Sun River Mining, Inc.)
                                          (A Development Stage Company)
                                   Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2005
                                                   (Unaudited)

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

All shares have been adjusted for the 1 for 20 reverse split in Fiscal Year 2003


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


     The Company incurred net loses of ($652,249) and ($228,355) in the nine-month period ended June 30, 2005 and 2004 respectively. The associated net loss per share was nominal in the nine-months period ended June 30, 2005 and 2004. The Company expects the trend of losses to continue at an accelerated rate in future quarters until the Company is able to begin sales of significance of which there is no assurance.


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





Dated: August 17, 2005             XSUNX, INC.

                                   By:  /s/ Tom M. Djokovich
                                        ----------------------------------------
                                        Tom M. Djokovich, Chief Executive
                                        Officer, President, and acting Chief
                                        Financial Officer