Form 10KSB
period 2005-09-30
XSUNX INC
filed 2006-01-11
CIK 1039466

FORM 10-KSB

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2005

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

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format: Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Aggregate market value of the authorized voting stock held by non-affiliates of the registrant as of September 30, 2005: $36,816,026 based on the last sale price at year end of $.36 as reported by OTCBB.

Number of authorized outstanding shares of the registrant's no par value common stock, as of January 9, 2005: 123,917,080


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
  Item 7.   Financial Statements                                            F-1 - F-14
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

CERTIFICATES

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect its current expectations about its future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in Risk Factors (see Item 1 "Description of Business - Risk Factors") below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-KSB may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the SEC or for any other reason. You should carefully review and consider the various disclosures the Company make in this report and its other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect its business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1 "Description of Business - Risk Factors and Item 6 "Management's Discussion and Analysis or Plan of Operation - Cautionary and Forward Looking Statements."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY HISTORY

XsunX, Inc. ("XsunX," the "Company" or the "issuer") is a Colorado corporation formerly known as Sun River Mining Inc. "Sun River"). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the "Plan") with Xoptix, Inc., a California corporation.

Pursuant to the Plan the Company acquired the following three patents for Seventy Million (70,000,000) shares (post reverse split one for twenty): No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003.

Pursuant to the Plan, the Company authorized the issuance of 110,530,000 (post reverse split) common shares. Prior to the Plan the Company had no tangible assets and insignificant liabilities. Subsequent to the Plan the Company completed its name change from Sun River Mining, Inc. to XsunX, Inc. The transaction was completed on September 30, 2003.

GENERAL OVERVIEW

XsunX, Inc. is developing new and innovative thin film solar cell designs and manufacturing process with the intent to provide commercially viable solar cell designs that convert sun light into electrical energy. The process for producing electricity from sunlight is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

The Company is focusing its research and product development efforts on thin film PV devices in an effort to capitalize on what it perceives as cost and application diversity advantages to current rigid multi-crystalline silicon wafer technologies. The Company's current thin film cell designs employ between ..2 microns to 1.5 microns of material thickness as opposed to an approximate 400
microns  of  material  thickness  for   multi-crystalline   cell  designs.  This
significant reduction in cell thickness and flexibility of the completed cell structure leads to the use of "thin film" terminology in describing the solar cell design.

The focus of the Company's development efforts is to deliver two aspects of technologies in the form of an integrated solution providing, a) commercially scalable manufactured processes and equipment designed for the specific manufacture of the Company's thin film solar technologies, and, b) proprietary thin film solar cell designs that address new application opportunities in the growing field of Building Integrated Photovoltaics.

Building Integrated Photovoltaics ("BIPV"), in concept, allows photovoltaic material, in the form of photoelectric panels, to be incorporated into the design of building materials; thus, providing a way to integrate additional sources of power production into the operation of buildings. As the BIPV category of the photovoltaic industry is beginning its growth into the US and worldwide markets, XsunX intends to attpemt to achieve commercialization of BIPV through a combination of innovation and patented thin film designs and manufacturing techniques.

BIPV technology might eventually enable every building to be a virtual power plant by utilizing the power of the sun, through the skin of the building, in an aesthetically sound and structurally safe environment if its economics and productability can be proven.

PRODUCT DEVELOPMENT

The first of its product development efforts is Power Glass(TM) - an innovative thin film solar technology that is intended to allow windows to produce electricity from the power of the sun without significantly altering the appearance or use of the window or transparent surface. Using proprietary and patented solar cell designs and manufacturing processes, the Company is focused on the development of thin film solar cell designs for semi-transparent coatings on thin flexible plastics that create large area monolithic in appearance solar cell structures that you can see through.

The design of the Power Glass solar cell provides for the manufacture of numerous small cells on thin transparent flexible plastics. As part of the manufacturing process numerous individual cells are produced simultaneously on rolls of thin plastic substrates and interconnected using minimally apparent segmentations. The result is a large area integrated solar cell device that is monolithic or uniform in appearance and simulates tinted solar control films used in window shading applications. The Company believes the advantages to the use of its films in solar glass designs, over current solar glass designs, lie in improved esthetic appearance, reduced manufacturing or assembly requirements, and lower finished product costs.

These cells are single-junction amorphous silicon based (a-Si) solar cells that depending on the degree of light transmission, or transmisivity, are expected to operate at 4% + efficiencies. That is approximately 4 or more watts of direct current can be produced per square foot of Power Glass film. While lower in efficiency than opaque thin film multi-junction amorphous silicon at approximately 5-7%, and rigid silicon wafers at 12-15% efficiencies the Power Glass films benefit from cost reductions in the manufacturing process. The Company believes that the following combined attributes will provide Power Glass films a competitive advantage while at the same time addressing architectural glass facade applications that have been under utilized as a platform for the integration of photovoltaic technologies;

         o Low temperature processing techniques of (<150C) allow the use less expensive plastic or polyester substrates that will not be exposed to higher temperature manufacturing processes of multi-junction amorphous at (250C) and silicon wafer at (600-800C)

         o Significant reductions in the amount of silicon used with only .2 microns for Power Glass as compared to 1 micron for multi-junction amorphous, and 400 microns for silicon wafers.

         o Fully   integrated   large  area   solar   modules  as  part  of  the
           manufacturing process on rolled substrate materials that can be integrated into glass assemblies.

As part of the Company's plan to develop new and innovative solar cell designs and use applications, the Company expanded its business focus in October 2005 to include the development of thin film opaque solar cell designs and manufacturing methods. The focus of this product development will be aimed at the commercialization of U.S. Provisional Patent Application serial number 60/536,151 - three terminal and four terminal solar cells, solar cell panels, and method of manufacture. The Company refers to the design of this solar cell as a 4 terminal solar cell and believes that it may provide a number of improvements over current multi-junction solar cell deigns.

This unique 4 terminal solar cell design uses a combination of thin film transparent cell technology, derived from the Company's Power Glass initiative, with that of a thin film nano-crystalline solar cell structure. XsunX believes that the combination of these two technologies into a single device holds an opportunity to deliver low cost, high efficiency, flexible, and light weight solar cells providing performance characteristics commonly found only in various forms of expensive crystalline wafer technologies.

Preliminary and rudimentary laboratory tests of this technology have produced conversion efficiencies of 9.9%. The Company believes that through the further refinement of the cell structure deposition processes and enhanced material, open circuit voltage, and band gap properties the 4 terminal thin film device may provide conversion efficiencies approaching 14-15% although this is not assured nor is it proven in lab tests.

The design of the 4 terminal thin film solar cell provides several advantages to existing multi-junction solar cell designs. A primary benefit is that the 4 terminal cell does not require electrical current matching between each cell. This circumvents a common problem plaguing multi-junction devices that can cause reduced overall solar cell power output. Stability issues are also addressed through the use of low band gap nano-crystalline junction materials and ultra-thin amorphous silicon materials to create a stable and efficient solar cell stack. Low temperature processing capabilities of this design may further increase manufacturing efficiencies allowing the use of less expensive substrate materials.

The decision to diversify the Company's product development efforts to include opaque solar cell designs was fueled by what the Company sees as opportunities for domestic and international demand in opaque solar cell products and applications. In countries such as China, Japan, Germany, and the U.S., there is a growing trend supporting the increased use of green building designs promoting the use of integrated solar technologies within building materials. XsunX believes that the development of a stable, high efficiency, thin film solar cell could provide building material manufacturers with a preferred alternative to the use of lower efficiency multi-junction thin films and the more costly multi-crystalline solutions.

The process of integrating renewable power generating properties into building materials such as glass and onto buildings is known as Building Integrated Photovoltaics or "BIPV." If its research efforts produce a design that provides more efficiency of power production at economic costs, XsunX intends to be a leader in the design and delivery of BIPV thin film designs and manufacturing methods.

The Company believes that its thin film design research may provide a solution for the wide scale integration of BIPV energy producing products into living and working environments. If the Company can achieve commercialization of its research designs, the Company anticipates the majority of revenues will be derived from the sale and licensure of its manufacturing process equipment and solar cell designs, rather than acting as a manufacturer of product.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

Management has established a plan under which the Company is conducting research to commercialize its technologies and developing new technology through the contracting for research, development and planning for commercialization processes with certain qualified facilities that specialize in the Company's technology. Management believes this product development process provides the Company with the fastest path to marketable products, the maximization of corporate resources, and, the broadest access to capable device, optical and material engineering facilities, and technical expertise.

In June 2004 XsunX established, and continues to maintain, a primary strategic relationship with Colorado based MVSystems, Inc. that designs, builds, and delivers state-of-the-art manufacturing tools designed specifically for the thin film semiconductor market. MVSystems, Inc. ("MVSystems") is equipped with both the technical staff and tools necessary for the development and commercialization of XsunX technologies. The terms of the working relationship provide XsunX with complete R&D facilities without mark-up for profit on the use of staff and equipment. In return MVSystems has received warrants for the purchase of common stock in XsunX. The objective of this ongoing plan is to provide the Company with technical expertise necessary for the development of manufacturing techniques and thin film solar cell designs.

In September 2004 XsunX increased its patent and technology assets by acquiring an exclusive royalty free license from MVSystems to a suite of patents and technologies specific to the design and manufacture of its semi-transparent solar electric glazing initiative, "Power Glass." In October of 2005 the Company further expanded its licensing rights with MVSystems to include the design and manufacture of opaque solar cell designs which also expanded the Company's intended product design base to include both semi-transparent and non-transparent thin film solar cell designs, and manufacturing methods, (see
Item 8B "Subsequent Events - Expanded License and Warrants"). The Company believes that the licensed technologies provide them with key aspects to facilitate development efforts, and which may enable designs for the commercial viability of future products.

As part of the October 2005 license expansion with MVSystems the Company also received the benefit of equipment manufacturing services from MVSystems under an "at cost, without mark up for profit, plus ten percent" pricing structure. This provided the Company with access to equipment manufacturing facilities and the ability to market and deliver integrated manufacturing systems capable of producing its thin film solar cell designs. During its operating history MVSystems has designed, constructed, installed, and provided support for over 70 systems ranging from small research and development systems to multi-megawatt production systems.

For the year ended September 30, 2005, the Company committed 36% or $501,423 of its operating budget towards product development and another $181,995 was used for the addition of development equipment. The Company intends to continue to focus on the development and refinement of solar cell designs, proprietary manufacturing processes, and facilities design that could be provided to its future licensees as turnkey solutions for the core requirements necessary for the mass production of the Company's thin film designs. A large part of the Company's capital is used for on going product design development efforts.

At present the Company continues to develop the XsunX Power Glass(TM) process for future commercial applications. Areas of current process development include:

         (a) Process development on thin-film sheet and rolled polymers, plastics, and metals
         (b) Qualify deposition processes and enhance material, open circuit voltage, and band gap properties
         (c) Complete the integration of reel-to-reel processing systems into the manufacturing process; and
         (d) Refine and integrate cell segmentation process into manufacturing process

The Company has and continues to make investments in the development of intellectual property assets as part of its business plan. For the year ending September 30, 2006 the Company has developed a plan of operations that commits 34% of its budget or $1,535,000 to research and development, and another 37% of its budget or $1,700,000 to the manufacture of its first production line system for eventual re-sale to future licensees. The purpose of these investments is to develop and market patented and proprietary solar electric thin film designs and manufacturing processes for sale and licensure to target markets.

PRODUCT DESIGN STRATEGY

The Company's development effort is intended to deliver two aspects of marketable technologies in the form of an integrated solution providing, a) commercially scalable manufactured processes and equipment designed for the specific manufacture of the Company's thin film solar technologies, and b) proprietary thin film solar cell designs that address new application opportunities. The manufacture and sale of these items as a system provide the Company with the ability to deliver its thin films technologies as an integrated licensable design.

The Company's manufacturing systems design is based upon its licenses from MVSystems to combine the industry standards of in-line roll-to-roll processing techniques with the exact processing capabilities of vacuum deposition cluster tool systems. While in-line roll-to-roll processing systems are widely used in the manufacture of thin film solar cells, their ability to provide higher unit volumes comes at the cost of reduced solar cell efficiency due to cross contamination of materials, the inefficient use of materials, and a manufacturing design that is rigid and not easily adaptable to increased scale and the introduction of new technologies.

Conversely, multi-chamber based cluster tool systems are modular in design allowing for expandability, the introduction of new technologies, provide the extreme control and exacting standards necessary to produce such high value items as thin film transistors, and rigid crystalline solar cells, but cluster tool systems sacrifice throughput resulting in lower unit volumes and yield.

The Company believes that the selective integration of the better attributes of each of these separate system types provides a hybrid type of system for use in the fabrication of an array of new thin film devices on flexible substrates. It is this design that the Company has an exclusive license for from MVSystems, among other technology. The Company believes that these patented manufacturing designs may offer economies of increased throughput resulting in yield advantages, while providing expandability of manufacturing capabilities and the introduction of new technologies at reduced cost from present models.

An additional benefit to the hybrid system is the ability to employ the use of a smaller initial foot print, or facilities area, requiring less initial capital expenditure. As production requirements increase, the efficiencies of replicating  only  portions  of the  systems  design  to  move  from  single  to multi-megawatt capabilities may provide, in theory, improved cost-competitiveness. Ultimately, multi-megawatt factories producing thin film solar cells may be an enabling factor in achieving the necessary price thresholds required for solar to compete with traditional power generation choices.

TRADEMARK, PROPRIETARY TECHNOLOGY AND PATENTS

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

In addition, XsunX licensed the patent and technology portfolio of MVSystems, Inc., a Colorado corporation ("MVSystems") in September 2004. The license granted XsunX the royalty free exclusive rights for use by XsunX in its attempt to establish a commercially viable process for the manufacture of semi-transparent solar cells and solar electric glazing processes and, accordingly, included all MVSystems technology, know how, and resources which are part of or related to the licensed patents and technology that was then or may become applicable or beneficial to the furtherance of the business objectives of XsunX in the future. The license was exclusive as to technology pertaining to the XsunX field of use as it pertains to the business of developing, commercializing and licensing processes for the manufacture of semi-transparent (greater than 5% transparency) solar cells or photovoltaic glazing technologies.

In October of 2005 the Company further expanded its licensing rights with MVSystems to include the design and manufacture of opaque solar cell designs thereby also expanding the Company's intended product base to include both semi-transparent and non-transparent thin film solar cell designs, and manufacturing methods, (see Item 8B "Subsequent Events - Expanded License and Warrants"). The Company believes that the licensed technologies provide them with key aspects to successful completion of its product development efforts, the commercial viability of future products, and the ability to deliver those products.

The following are two of the patents licensed from MVSystems that are management believes to be beneficial to the development of scalable manufacturing processes for its thin film technology. Semiconductor Vacuum Deposition System And Method Having A Reel-To-Reel Substrate Cassette: US6, 258,408 B1: July 10th, 2001. (Method of Fabrication); and US Provisional Patent Application serial number 60/536,151- three terminal and four terminal solar cells, solar cell panels, and method of manufacture. (Device and Method of Fabrication)

As part of the October 2005 license expansion with MVSystems the Company also received the benefit of equipment manufacturing services from MVSystems under a pricing structure of cost, without mark up for profit, plus ten percent. This provided the Company with access to initial equipment manufacturing facilities and an initial ability to market and deliver integrated manufacturing systems capable of producing its thin film solar cell designs. During its operating history MVSystems has designed, constructed, installed, and provided support for over 70 systems ranging from small research and development systems to multi-megawatt production systems. The Company may have to seek additional facilities if demand were to exceed MVSystems' delivery capacity.

The Company continues to develop additional processes, techniques, and device designs. These research and development efforts may provide the Company with additional proprietary technology that may lead to the filing of new provisional and patent applications.


APPLICATIONS FOR XSUNX PHOTOVOLTAIC THIN FILMS

The Company's thin film solar cell designs are intended to provide benefits associated with the use of light weight materials, the use of low processing or manufacturing temperatures providing diversity in the use of substrates necessary to meet specific application requirements, flexibility for molding to shapes, and semi-transparency provide characteristics beneficial in the design of diverse use applications.

The first of the Company's product development efforts is Power Glass(TM) - an innovative thin film solar technology that is intended to allow windows to produce electricity from the power of the sun without significantly altering the appearance or use of the window or transparent surface. Using proprietary and patented solar cell designs and manufacturing processes, the Company is focused on the development of thin film solar cell designs for semi-transparent coatings on thin flexible plastics that create large area monolithic in appearance solar cell structures that you can see through. The Company believes that Power Glass(TM) may have ubiquitous applications -- including, but not limited to:

                     Large Buildings - Architectural Glass:

Power Glass thin films could be applied to the windows in the manufacture of large buildings, turning these structures into virtual power plants. Electrical power generated can be used to run building systems augmenting other power sources.

  Industrial, Agricultural, and Public Facilities - Canopy, Skylight, & Roofs:

Power Glass thin films could be applied to the various transparent surfaces of manufacturing, green house, and public facilities to supply a clean and renewable portion of electrical power. XsunX believes that these types of products and applications will provide economic incentives for the wide scale adoption of the integrated use of Power Glass(TM) thin film technologies. Film produced by Company licensees using the XsunX process could be supplied to building material manufacturers worldwide for development and use in numerous applications.

GROWTH, REVENUE AND DISTRIBUTION PLAN

The Company intends to market integrated manufacturing systems as turnkey solutions for the manufacture it's current and future PV thin films designs. The manufacturing systems will be sold to manufacureres as modular systems and licensed for use in the manufacture the Company's thin film designs. Manufactureres would in turn agree to manufacture and distribute the Company's PV thin films, or incorporate the thin film PV technology into their product manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product to their consumers. No licenses or contracts now exist with any manufacturer.

The Company intends to also target customers who are developing their own technology platforms in which the manufacture of or the integration of its thin film solar cells could play an important role. The Company intends to offer non-exclusive manufacturing licenses and expects to earn a royalty on thin films manufactured under any licenses. In selling the manufacturing equipment and licensing the technology to manufacturers, the Company reduces operating expenses and saves capital in plant, property and equipment. As a result, should the Company realize earnings it intends to reinvest its retained earnings in R&D in an effort to continuously develop related new technologies that will help achieve sustainable competitive advantages for the Company.

MARKET

The   Company's   thin  film  Power  Glass   technology,   upon   completion  of
commercialization, may be applied to the large and established glass and building material industries. That is, transparent photovoltaic glazing may enable solar energy-production to enter mainstream markets because it can integral to the designs of buildings. Builders and manufacturers already use glass, plastic and other materials, so they may be attracted to the economic benefits of using the same materials that also produce electrical energy.

Three key attributes of photovoltaics as an electricity source are fueling world interest in photovoltaics "PV":

               Environment: PV is a clean, emission-free renewable electrical generation technology, with substantial potential for a supply rate in the world's future energy demands.

               Technology: PV is reliable, manufacturable, consumer-friendly, and can be deployed in a wide range of applications.

               National Interest: PV is critical to energy security, strategic technology, and long-term economic growth. As a "distributed" generation source, this technology acts as a network--not a grid--and is much less susceptible to large-scale outages caused by disasters of natural or human origin. It mitigates its dependence on foreign energy supplies, while providing distinct benefits to its domestic economy.

According to the Energy Information Administration of the US Department of Energy, the global photovoltaic industry reached $4.7 billion in worldwide sales in 2003 and is expected to grow at a rate in excess of 15-20% per year over the next several decades. The department further estimates that between the years 2000 and 2020 the demand for electrical power in the United States will require the addition of approximately 355 gigawatts of new energy production capacity. This presents a 40% increase over present electrical energy production capacity.

In the long view, the Company believes solar energy production is intrinsically attractive, not only environmentally but also economically. Sunlight is readily, regularly, and widely available; it is renewable; and it is easily accessible without the massive expense of mining, drilling, or constructing huge dams or other facilities. Tapping the sun directly, rather than through the solar energy stored in fossil fuels, wood, or ethanol, makes too much economic sense not to be inevitable.

MARKETING STRATEGY

The Company intends to enhance and promote the idea that XsunX manufacturing systems and thin film technologies, when ready to market, present a compelling and efficient solution for the manufacture of photovoltaic thin films. In order to create a favorable environment for sales, the Company plans to undertake advertising and promotion efforts. These efforts may be outsourced and will require the services of an advertising relations firm. The Company plans to interview various firms and select those most capable of assisting us with comprehensive advertising and promotion plans. The Company intends to commence building and staffing a marketing department to accelerate these efforts in the first part of 2006. The Company has not yet finalized the potential costs of this marketing strategy.

The Company, will invest in small test campaigns before committing to large promotions or marketing campaigns. The initial marketing strategy The Company will be to market to potential manufacturer partners in target markets representing solar device manufactures, glass, and building materials manufacturers.


BACKLOG OF ORDERS

There are currently no orders for sales at this time.

GOVERNMENT CONTRACTS

There are no government contracts at this time.

COMPETITIVE CONDITIONS

Currently, management is not aware of other products substantially similar to those of the company on the market. However, a number of solar cell technologies have and are being developed by a number of companies. Such technologies include amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), and copper indium diselenide as well as advanced concepts in thin film crystalline silicon, and the use of organic materials. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture its thin film solar cells.

In accessing the principal competitive factors in the market for solar electric power products the Company uses price per watt, stability and reliability, conversion efficiency, diversity in use applications and other performance metrics such as scalability of manufacturing processes and the ability to adapt new technologies into cell designs and the manufacturing process without antiquation of existing infrastructure. If the Company does not compete successfully with respect to these or other factors, it could materially and adversely affect its business, results of operations, and financial condition.

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The five largest PV cell suppliers are Q-Cells Shell Solar, Sharp Corporation, BP Solar, and
Kyocera Corporation, which together supply the significant portion of the current PV cell market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than the Company does.

Other competitive factors lie in the current use of other clean renewable energy technologies such as wind, ocean thermal, ocean tidal, and geo-thermal power sources, and conventional fossil fuel based technologies for the production of electricity. The Company expects its primary competition will be within the solar cell marketplace itself. Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates and the design of efficient and scalable manufacturing processes.

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

ADMINISTRATIVE OFFICES

As of September 30, 2005 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $750 per month pursuant to a six month lease agreement renewable in 6 month or greater increments thereafter.

EMPLOYEES AND CONSULTANTS

The Company is a development stage company and as of September 30, 2005 had one salaried employee. Through a strategic technology sharing and facilities use relationship with MVSystems, Inc. the Company uses the services of 15 additional technologists and support staff. The Company retains its current President and Chief Executive Officer, Mr. Tom M. Djokovich, since October 1, 2003. The Company projects that during the next 12 months the Company's workforce is likely to increase to 8, with 3 of the new employees being in Administrative, and 4 in marketing and sales positions. It is anticipated that MVSystems will also expand the number of employees by 2. In addition to the anticipated retention of new employees the Company expects to continue to use outside consultants, subcontract labor, attorneys and accountants as necessary, and may find a need to engage additional full-time employees as necessary.

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

In February and March of 2005 the Company added a total of three additional members to the Scientific Advisory Board representing specialists in the fields of material sciences specific to the its thin films development efforts, (see
Item 5 "Market for Registrants Common Equity and Related Stockholder Matters - Grant of Options/Warrants"). The qualifications and biographical information for the members of the panel are as follows:

Dr. Arun Madan, Chairman Scientific Advisory Board
     Dr. Madan is a Research Professor in the Department of Metallurgical and Materials Engineering at The Colorado School of Mines, President of MVSystems Inc. and an adjunct professor at The University of Waterloo, Canada. He became one of the originators of Amorphous Silicon technologies in 1970 and fabricated the first TFT (thin film transistor) as part of his Ph.D thesis. With over 30 years of leading edge scientific accomplishments he has published well over one hundred scientific papers, published a textbook now in use at several universities and holds fourteen patents on thin film semiconductor technology as well as advanced vacuum semiconductor deposition systems. In addition to his recognized leadership in the fields of thin film semiconductors and solar cells, he is the founder of two firms, Glasstech Solar Inc. in 1985 and MVSystems, Inc. in 1989. As founder of these firms he has gained over twenty years of international business, marketing and management experience successfully establishing technology sales exceeding $150 million dollars. Leveraging his extensive scientific, business and leadership capabilities he has led teams of scientists/engineers in multi-disciplinary programs providing contract research and development work for a multitude of domestic and international agencies and firms including the National Renewable Energy Laboratory
     (USA),  BP-Solar (USA),  Shell (The  Netherlands),  Kovio (USA),  Zettacore
     (USA), QinetiQ (UK), ENEA (Italy) and Pacific Solar (Australia) etc. Dr Madan received his Ph.D. - Physics from the University of Dundee, Scotland.

 Dr. John Moore, Member Scientific Advisory Board

     Dr. John J. Moore is a Materials Scientist who holds the position of Trustees' Professor and Head of Department of Metallurgical and Materials Engineering at the Colorado School of Mines. Dr. Moore is also Director of the interdisciplinary graduate program in Materials Science and Director of the Advanced Coatings and Surface Engineering Laboratory, ACSEL, at the Colorado School of Mines in Golden. Dr. Moore established the Advanced Coatings and Surface Engineering Laboratory (ACSEL) at the Colorado School of Mines in 1994. The main objective of ACSEL is to perform fundamental research in advanced PVD and CVD systems that will aid the U.S. thin films, coatings and surface engineering industry. ACSEL is a national and international leader in research on advanced coatings, surface engineering and thin film processing. Dr. Moore was awarded a B.Sc. in Materials Science and Engineering from the University of Surrey, UK, in 1966, a Ph.D. in Industrial Metallurgy from the University of Birmingham, UK, in 1969, and a D.Eng. from the School of Materials of the University of Birmingham, UK, in 1996.

  Dr. Arokia Nathan, Member Scientific Advisory Board
     Arokia Nathan (SM) is a Professor in Electrical and Computer Engineering, University of Waterloo, and holds the Canada Research Chair in Nanoscale Elastic Circuits. He is also the chief technology officer of Ignis Innovation Inc., Waterloo, Canada, a company he founded to commercialize technology on thin film silicon backplanes and driving algorithms for active matrix organic light emitting diode displays. Dr. Nathan has extensive experience in device physics and modeling, and materials processing and integration. He has published extensively in the field of sensor technology and CAD, and thin film transistor electronics, and has over 15 patents filed/awarded. He is a co-author of two books, Microtransducer CAD and CCD Image Sensors in Deep-Ultraviolet. He is a Senior Member of the IEEE and a member of the American Physical Society, Electrochemical Society, Materials Research Society, Society for Information Displays, International Society for Optical Engineering, and the Institute of Electrical Engineers (UK). He chairs the 2005 IEEE Lasers and Electro-Optics Society Technical Committee on Displays and the Displays Sub-Committee in both 2004 and 2005. He serves as co-chair of the Fall 2005 Materials Research Society Symposium M: Flexible and Printed Electronics, Photonics, and Biomaterials, and is currently a Guest Editor for a Special Issue on Flexible Electronics Technology in IEEE Proceedings. He received his PhD in Electrical Engineering from the University of Alberta, Edmonton, Alberta, Canada, in 1988.

Dr. Richard Rocheleau, Member Scientific Advisory Board
     Dr. Rocheleau is the director of the Hawaii Natural Energy Institute (HNEI) of the University of Hawaii designated as a US Department of Energy Center of Excellence. At HNEI Dr. Rocheleau has established the HNEI Thin Films Laboratory and developed a research program focused on thin film photovoltaics and renewable hydrogen production having near-term applications in both the commercial and military sectors. Dr. Rocheleau also serves as the PI of several programs including the Hawaii Energy and Environmental Technology Initiative; and the Hawaii Hydrogen Center for the Development and Deployment of Distributed Energy Systems. He is the author of over 30 publications in peer reviewed journals and over 20 conference proceedings in the areas of photovoltaics, photo electrochemical hydrogen production, and thin-film electronic materials. Dr. Rocheleau also holds six patents and three patent disclosures. Leveraging his extensive scientific and leadership capabilities he has led teams of scientists/engineers in multi-disciplinary programs providing contract research and development of PV and semiconductor manufacturing processes for a number of domestic and international firms including, Chronar Corporation, Solarex, First Solar, Trex Enterprises, and Global Solar Inc. Dr. Rocheleau received his BChE and PhD (1980) in Chemical Engineering from the University of Delaware and a M.S. in Ocean Engineering (1977) from the University of Hawaii.

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

Lack of Profitable Operating History. The Company was formed in 1997 and has had an unprofitable operating history. The re-organization of the Company and the acquisition of solar electric glazing technology have provided the Company with a new opportunity for business development which carries continued special risks inherent in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will successfully commercialize its proprietary technology. Even if the Company should successfully commercialize its proprietary technology, there is no assurance that it will generate significant revenues or profits, or that the market price of the Company's common stock will be increased thereby.

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

Dependence upon Management. The Company currently has only two (2) individuals who are serving as its officers and three (3) persons as directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan.

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

Directors' Liability Limited. The Colorado Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

ITEM 2. DESCRIPTION OF PROPERTY

As of September 30, 2005 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $750 per month pursuant to a six month lease agreement. The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings, at January 10, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the period ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board under the symbol "XSNX." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended September 30, 2005             HIGH         LOW             CLOSE
-----------------------------

First Quarter ended December 31, 2004     $.51         $.33            $.33
Second Quarter ended March 31, 2005       $.40         $.08            $.11
Third Quarter ended June 30, 2005         $.19         $.08            $.15
Fourth Quarter ended September 30, 2005   $.30         $.13            $.36


Year Ended September 30, 2004

First Quarter ended December 31, 2003     $2.50        $.025           $.51
Second Quarter ended March 31, 2004       $1.00        $.25            $.47
Third Quarter ended June 30, 2004         $ .95        $.40            $.60
Fourth Quarter ended September 30, 2004   $ .65        $.30            $.45

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

NUMBER OF HOLDERS

As of September 30, 2005, there were approximately 612 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of September 30, 2005, there were approximately 123,876,639 shares of common stock outstanding on record with the Company's stock transfer agent, Mountain Share Transfer. On September 30, 2005 the last reported sales price of its common stock on the OTCBB was $.36 per share.

DIVIDENDS

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

                         SALE OF UNREGISTERED SECURITIES

GRANT OF OPTIONS/WARRANTS

1. A Consultancy and Advisory agreement with Dr. Arokia Nathan for services to the Company as a member of the Scientific Advisory Board was approved by the Board on February 1, 2005. The Board issued a warrant agreement for the purchase of common stock to Dr. Arokia Nathan in accordance with the provisions of the Consulting and Advisory Agreement totaling two hundred fifty thousand (250,000) warrants exercisable at $.20 each. The Warrant carries a three (3) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (1) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was February 1, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. Arokia Nathan.

2. A Consultancy and Advisory agreement with Dr Richard E. Rocheleau for services to the Company as a member of the Scientific Advisory Board was approved by the Board on February 1, 2005. The Board issued a warrant agreement for the purchase of common stock to Dr. Richard E. Rocheleau in accordance with the provisions of the Consulting and Advisory Agreement totaling two hundred fifty thousand (250,000) warrants exercisable at $.20 each. The Warrant carries a three (3) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (1) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was February 1, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. Richard Rocheleau.

3. A Consultancy and Advisory agreement with Dr John J. Moore for services to the Company as a member of the Scientific Advisory Board was approved by the Board on March 8, 2005. The Board issued a warrant agreement for the purchase of common stock to Dr. John J. Moore in accordance with the provisions of the Consulting and Advisory Agreement totaling two hundred fifty thousand (250,000) warrants exercisable at $.20 each. The Warrant carries a three (3) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (1) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was March 8, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. John Moore.

4. Warrant to Purchase Common Stock Cornell - On July 14, 2005, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell providing for the sale by the Company to Cornell of its 12% secured convertible debentures in the aggregate principal amount of $850,000. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 4,250,000 and 2,125,000 shares of Common Stock at $0.15 and $0.20, respectively (collectively, the "Warrants").

During the years ended September 30, 2004, and September 30, 2005, the board of directors approved the issuance of warrants to purchase an aggregate of 15,125,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.15 to $.20 per share, vest over periods up to 60 months, and expire at various times through June 2010.

During the years ended September 30, 2004, and September 30, 20005, no warrant holders exercised warrants to purchase the Company's common stock.


A summary of warrant activity for the year ended September 30, 2004 and 2005 is as follows:

                                                            Weighted-                           Weighted-
                                         Number of          Average                             Average
                                         Warrants           Exercise         Warrants           Exercise
                                                            Price            Exercisable        Price
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2003          0                  $0.0             0                  $0.0
    Granted 2004                         8,000,000          $.15             6,700,000          $.15
    Exercised 2004                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2004          8,000,000          $.15             6,700,000          $.15

    Granted 2005                         7,125,000          $.17             6,725,000          $.17
    Exercised 2005                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2005          15,125,000         $.1595           14,450,000         $.1595
                                         ==============


At September 30, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                 Warrants Outstanding                                  Warrants Exercisable
                        --------------------------------------------------    ---------------------------------
                                                          Weighted-
                                        Weighted-         Average                                 Weighted-
         Range of       Number of       Average           Remaining           Number              Average
Warrant                 Warrants        Exercise          Contractual         Of                  Exercise
Exercise Price                          Price             Life                Warrants            Price
--------------------    ------------    --------------    ----------------    ----------------    -------------
$.15                      8,000,000     $ .15               2                   6,700,000         $ .15
 .17                      7,125,000       .17             2.8                   6,725,000           .17
                        ------------                                          ----------------
                         15,125.000                                            14,450,000
                        ============                                          ================

SALES OF SHARES AND DEBENTURE

In a private placement of the Company's common stock pursuant to Regulation S of the Act on November 8, 2004, the Company accepted an offer for the sale of 1,543,500 shares at a price of $.11 per share, which raised gross proceeds of $169,785.00. This offer and sale was completed on November 8, 2004.

In a private placement of the Company's common stock made by the Company that began on December 19, 2003 pursuant to Regulation S of the Act at a variable price equal to 27% of the five (5) day average closing bid price, the Company raised gross proceeds of $108,518.77 from the sale of 1,636,800 shares during the quarter ending December 31, 2004. The offering was terminated on January 3, 2005.

In a private placement of the Company's common stock pursuant to Regulation S of the Act that began on August 26, 2004 at a variable price equal to 25% of the previous days closing bid price on the date of the purchase, the Company raised gross proceeds of $192,764.35 from the sale 2,727,237 shares during the period ending December 31, 2004. This offering was terminated on December 1, 2004.

In a private placement of the Company's common stock pursuant to Regulation S of the Act on or about January 3, 2005 the Company accepted an offer for the sale of 66,500 shares at a price of $.0944 per share, which raised gross proceeds of $6,284.25. This offer and sale was completed on January 3, 2005.

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

In July 2005, the Company issued secured convertible debentures for aggregate proceeds of $850,000. In connection with this transaction, the Company also issued 2,609,263 shares of common stock and five-year warrants to purchase 4,250,000 shares and 2,125,000 shares at $0.15 and $0.20, respectively. All securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company's obligations under the Debenture Agreement are secured by substantially all of the Company's assets. As further security for its obligations thereunder, the Company has deposited into escrow 26,798,418 shares of Common Stock. In addition, Tom Djokovich, the Company's Chief Executive Officer, has granted a security interest in 925,000 shares of Common Stock that he owns.

In July 2005, in association with the above referenced secured convertible debenture the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with an investor providing for the sale and issuance of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell up to $250,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 96% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to the investor of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. The investor has agreed not to short any of the shares of Common Stock. In connection with the Distribution Agreement, the Company has issued to the investor 2,544,031 shares of Common Stock as a commitment fee. It also issued 65,232 shares of Common Stock to a placement agent as compensation for its services as the exclusive placement agent for the sale of the Common Stock under the Distribution Agreement.

In regard to the above referenced Distribution Agreement the Company agreed to file a registration statement registering the Common Stock issuable upon sales under the Distribution Agreement and for the underlying shares associated with the sale of a Convertible Secured 12% Debenture, (see above). On August 17, 2005 the Company filed a registration statement with the U.S. Securities and Exchange Commission. On December 9, 2005 the Company and the investor agreed to the termination of the Distribution Agreement and withdrawal of the registration statement as part of a subsequent financing agreement, (see Item 8B "Other Information - Funding Agreement"). No shares were sold under the Distribution Agreement prior to its termination.

On or about December 5, 2005 the Company issued 40,441 shares of common stock pursuant to Rule 144 of the Act to 1 consultant as compensation for three months of services that had been rendered to the company for the periods between July 7, 2005 and October 6, 2005. The shares were valued at the average market price of the Company's common stock over the three month period of services which was $0.18559 per share for a total compensated value of $7,500.00.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and 2004 and any Current Reports on Form 8-K filed by the Company.

For the year ended September 30, 2005, the Company had and continues to focus on the development and refinement of commercially appealing solar cell designs, proprietary manufacturing processes and facilities design that could be provided to its future licensees as turn-key solutions for the mass production of Power Glass(TM) thin films. A large part of the Company's capital was used for product development. However, this may begin to shift towards marketing, sales, and business development in this new fiscal year ending September 30, 2006.

GROWTH, REVENUE AND DISTRIBUTION PLAN

The Company intends to market its integrated manufacturing systems as turnkey solutions for the manufacture of its current and future PV thin films designs. The manufacturing systems will be sold to manufacturers as modular systems and licensed for use in the manufacture the Company's thin film designs. Manufacturers would in turn agree to manufacture and distribute the Company's PV thin films, or incorporate the thin film PV technology into their product manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product to their consumers. No licenses or contracts now exist with any manufacturer.

The Company intends to target customers who are developing their own technology platforms in which the manufacture of or the integration of its thin film solar cells could play an important role. The Company will offer non-exclusive manufacturing licenses and expects to earn a royalty on thin films manufactured. In selling the manufacturing equipment and licensing the technology to manufacturers, the Company reduces operating expenses and saves capital in plant, property and equipment. As a result, should the Company realize earnings, it intends to reinvest its retained earnings in R&D in an effort to continuously develop related new technologies that will help achieve sustainable competitive advantages for the Company.

MARKETING STRATEGY

The Company intends to enhance, promote and support the idea that XsunX manufacturing systems and thin film technologies present a compelling and efficient solution for the scalable manufacture of diverse photovoltaic thin films. In order to create a favorable environment for sales, the Company plans to undertake advertising and promotion efforts. These efforts may be outsourced and will require the services of an advertising relations firm. The Company plans to interview various firms and select those most capable of assisting us with comprehensive advertising and promotion plans. The Company intends to commence building and staffing its marketing department to accelerate these efforts in the first part of 2006. The Company has not yet finalized the potential costs of its marketing strategy.

The Company will invest in small test campaigns before committing to large promotions or marketing campaigns. The initial marketing strategy the Company will be to market to potential manufacturer partners in its target markets representing solar device manufactures, glass, and building materials manufacturers.

PLAN OF OPERATIONS

XsunX anticipates the 12-month capital operational requirements of the company to be $4,500,000 dollars. Since the reorganization of the Company on September 30, 2003 the Company has raised amounts necessary to finance operations through the placement of equity capital in the form of one or more private offering's of common stock to accredited investors. On July 14, 2005 and December 12, 2005 the Company issued convertible debentures in the amount of $850,000, (see Item 5 "Market for Registrants Common Equity and Related Stockholder Matters - Sale of Shares and Debenture") and $5,000,000, (see Item 8B "Subsequent Events - Funding Agreement") respectively to an accredited investor. The net proceeds from the placement of equity capital and the debentures will be applied to its 12 month plan of operations as follows: (i) approximately $550,000 will be used to pay costs associated with completion of product development of the Power Glass(R) product under its Phase III development plan, (ii) approximately $675,000 will be used to pay costs associated with the development of a 4-Terminal nano-crystalline solar cell patent for commercialization purposes, (iii) approximately $1,700,000 will be used for the manufacture of a marketable commercial scale manufacturing system, (iv) approximately $210,000 will be used for the engineering and adaptation of certain manufacturing devices and techniques to provide product manufacturing demonstration capabilities, (v) approximately $50,000 will be used to purchase testing and development equipment or expand existing facilities, (vi) approximately $100,000 will be used to pay for third party engineering, testing, and consulting services, (vii) approximately $485,000 will be used to pay salaries and general administrative costs, and for intellectual property protection, (viii) approximately $225,000 will be used to pay for sales and market development, general competitive research and publicity costs, and (v) approximately $505,000 will be used for general working capital.

The Company may change any or all of the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

The Company will need substantial additional capital to support its budget. The Company has no revenues. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The Company will need to seek additional financing for this budget. (See "Risk Factors" at p. 14.

Management believes the summary data and audit presented herein is a fair presentation of the Company's results of operations for the periods presented. These historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004

The Company generated no revenues in the period ended September 30, 2005 as well as for the same period in 2004.

The Company incurred expenses totaling $1,383,406 in 2005 compared to $1,528,193 in 2004. The decrease of $144,787 resulted from the absence of a one time non-cash warrant issuance expense of $900,000 for the licensure of patents accounted for in the period ended September 30, 2004. Excluding this non-cash warrant expense in the comparative analysis between the periods results in an increase of $755,213 in normal and customary operational expenses for the period ending September 30, 2005 as compared to the same period 2004.

Primary sources for the increase to operating expense of $755,213 include: an increase of $371,930 in Research and Development activities totaling $501,423 as compared to $129,493 incurred for the same period in 2004, an increase of $109,773 in Public Relations activity totaling $116,413 as compared to activity totaling $6,640 for the same period in 2004, an increase of $35,900 in Salaries totaling $155,236 as compared to Salaries totaling $119,336 for the same period in 2004, an increase in consulting fees of $301,000 to $320,944 in the period in 2005 compared to $19,900 in the period in 2004, an increase of $80,046 in Legal and Accounting expenses totaling $107,249 as compared to Legal and Accounting totaling $27,203 for the same period in 2004, an increase of $115,000 for Loan Origination and Service fees as compared to $0 expenses for the same period in 2004, and an increase of $42,564 in General and Administrative expenses related to an increase in travel, advertising, depreciation and business development expenses. The $1,383,406 in operating expenses includes non-cash charges of $360,944 for the issuance of unregistered stock for public relations, advisory services, and financing fees in lieu of cash payment for services and financing fees.

For the twelve months ended September 30, 2005, the Company's consolidated net loss was $(1,400,839) including an interest expense of $17,433 as compared to a consolidated net loss of $(1,509,068) for the same period ended September 30, 2004 including an interest expense of $251. The decrease of $108,229 resulted from the absence of a one time non-cash warrant issuance expense of $900,000 for the licensure of patents accounted for in the period ended September 30, 2004. Excluding this one time non-cash warrant expense, in the comparative analysis between the period's, results in an increase of $791,771 in net loss for the period ended September 30, 2005 as compared to the same period 2004. The net loss per share was less than $(0.02) for the twelve month period ended September 30, 2005 compared to ($.01) per share loss in the prior year.

Due to the Company's change in primary business focus in October 2003 and the developing nature of its business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. Since inception in 1997 the Company has accumulated deficits totaling ($6,204,284) to September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working capital (deficit) at September 30, 2005 was $(718,380) as compared to $(38,819) at September 30, 2004.

During the year ended, September 30, 2005, the Company used $1,049,650 net cash in operating activities as compared to using $1,436,630 net cash for the year ended, September 30, 2004. The decrease of $386,980 resulted from the absence of a one time non-cash warrant issuance expense of $900,000 for the licensure of patents accounted for in the period ended September 30, 2004. Excluding this one time non-cash warrant expense, in the comparative analysis between the period's, results in an increase of $513,020 in net cash used in operations for the period ended September 30, 2005.This increase of net cash used in operations was primarily a result of an increase of $371,930 in Research and Development activities and an increase to operational costs associated with the development of the Company's business plan.

For the twelve months ended, September 30, 2005, the Company's capital needs have primarily been met from the proceeds of (i) private placement of common stock made by the Company pursuant to Regulation S of the Act, as amended (the "Act"), to an accredited investor at $0.15 per share which raised gross proceeds of $169,785; (ii) private placements of common stock made by the Company pursuant to Regulation S of the Act, at a variable price ranging from 25% to 30% of the closing bid price on the date of the purchase of the stock, which raised gross proceeds of $301,283; (iii) private placements of common stock made by the Company pursuant to Regulation S of the Act, at prices ranging from $.0944 to $.0589, which raised gross proceeds of $60,327; (iv) loans to the Company of $3,775 with a remaining balance of $0.0; and (v) the sale of a secured convertible 12% debenture in the amount of $850,000. Total cash provided by financing activities during the year ended September 30, 2005 increased to $1,385,170 from $283,895 during the period ended September 30, 2004. The increase of $1,101,275 was mainly attributable to an increase of $248,725 in the sale of unregistered securities and the sale of a $850,000 secured convertible 12% debenture by the Company.

Cash Flows

There were no cash flows provided by operations during the twelve months ended September 30, 2005.

Cash and cash equivalents at September 30, 2005 were $255,853, an increase of $198,509 from September 30, 2004.

During the year ended, September 30, 2005, the Company used $191,995 for investing activities as compared to $12,267 for the year ended September 30, 2004. The increased use of cash for investing activities resulted from an increase in the acquisition of assets in the form of equipment and trademark rights.

The Company had, at September 30, 2005, working capital of $255,853. The Company anticipates that there will not be sufficient cash generated from operations in the current year necessary to fund its current and anticipated cash requirements. The Company plans to obtain additional financing from equity and debt placements. The Company has been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that it will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, the Company believes that sufficient capital can be raised in the foreseeable future. On December 12, 2005 the Company sold a secured 10% convertible debenture in the amount of $5,000,000 (see "Item 8B "Subsequent Events - Funding Agreement").

NET OPERATING LOSS

For federal income tax purposes, the Company have net operating loss carry forwards of approximately $6,204,284 as of September 30, 2005. These carry forwards will begin to expire in 2010. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 through F-14.


ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on July 18, 2005. Jaspers + Hall, PC were engaged as auditors for Company on July 18, 2005.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years, and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Michael Johnson & Co., LLC. for the periods ended September 30, 2004 and September 30, 2003 contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit reports by Michael Johnson & Co., LLC for the period September 30, 2004 and September 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 8A. CONTROLS AND PROCEEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period covered by the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no material changes in disclosure controls and procedures or in internal controls or in other factors that could materially affect disclosure controls and procedures or internal controls in the fourth fiscal quarter, including any corrective actions with regard to material deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

On December 12, 2005, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") dated December 12, 2005 with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which $2,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commissions") of the Registration Statement (as defined below). The last installment of $1,000,000 will be advanced three days prior to the date the Registration Statement is declared effective by the Commission.

The Debentures mature on the third anniversary of the date of issuance (the "Maturity Date") and the Company is not required to make any payments until the Maturity Date.

Holders (the "Holders") of the Debentures may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures at the Variable Market Price. Cornell has agreed not to short any of the shares of Common Stock.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 15% redemption premium provided that the closing bid price of the Common Stock is less than $0.38.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 3,125,000 and 1,250,000 shares of Common Stock at $0.45 and $0.55, respectively (collectively, the "Warrants").

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than April 11, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than January 11, 2006, or if the Registration Statement is not declared effective by April 11, 2006, it is required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

Prior to executing the Purchase Agreement, the Company had withdrawn the registration statement that included Common Stock issued to Cornell and Common Stock to be issued upon the conversion of debentures and the exercise of warrants previously sold to Cornell (collectively, the "Initial Securities") pursuant to a securities purchase agreement executed on July 14, 2005 (the "Prior Agreement") as well as Common Stock to be issued pursuant to the Standby Equity Distribution Agreement dated July 14, 2005 between the Company and Cornell (the "Distribution Agreement"). All Initial Securities will be included in the Registration Statement. The Company and Cornell also agreed to terminate the Distribution Agreement.

The Company's obligations under the Prior Agreement and the Purchase Agreement are secured by substantially all of the Company's assets. As further security for its obligations thereunder, the Company has deposited into escrow 26,798,418 shares of Common Stock. In addition, Tom Djokovich, the Company's Chief Executive Officer, has granted a security interest in 925,000 shares of Common Stock that he owns to secure the Company's obligations under the Prior Agreement only.

                      Standby Equity Distribution Agreement

On July 14, 2005, XsunX, Inc. (the "Company") entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $250,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 96% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock The Company has agreed to file a registration statement registering the Common Stock issuable upon sales under the Distribution Agreement and no sale will be made to Cornell unless and until such registration statement has been declared effective. In connection with the Distribution Agreement, the Company has issued to Cornell 2,544,031 shares of Common Stock as a commitment fee. It also issued to Newbridge Securities Corporation, a registered broker dealer, 65,232 shares of Common Stock as compensation for its services as the exclusive placement agent for the sale of the Common Stock under the Distribution Agreement.

                       12% Secured Convertible Debentures

Also on July 14, 2005, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") dated July 14, 2005 with Cornell providing for the sale by the Company to Cornell of its 12% secured convertible debentures in the aggregate principal amount of $850,000 (the "Debentures") of which $400,000 was advanced immediately. The balance of $450,000 will be advanced two business days prior to the filing by the Company with the Securities and Exchange Commission of the Registration Statement (as defined below). The Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 12% in cash. The Company is required to make monthly principal and interest commencing on the first day of the month following the declaration of effectiveness of the Registration Statement or 120 days from the date of issuance of the Debentures, whichever occurs first. Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.10, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect, the redemption will be calculated at 120% of the Debentures face value.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 4,250,000 and 2,125,000 shares of Common Stock at $0.15 and $0.20, respectively (collectively, the "Warrants"). In connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than November 28, 2005 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than August 29, 2005, or if the Registration Statement is not declared effective by November 28, 2005, it is required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

The Company's obligations under the Purchase Agreement are secured by substantially all of the Company's assets. As further security for its obligations thereunder, the Company has deposited into escrow 26,798,418 shares of Common Stock. In addition, Tom Djokovich, the Company's Chief Executive Officer, has granted a security interest in 925,000 shares of Common Stock that he owns.

XsunX, Inc. announed today that its Phase III development program is set to expand R&D capabilities through the addition of new laser development equipment, necessary in the development of key licensable manufacturing techniques.

The Company determined that to ensure performance characteristics of solar film, it needed to bring this phase of development in-house. Over the next month it plans to complete the installation of the laser and move as rapidly as possible into developing key manufacturing techniques.

Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on July 18, 2005. Jaspers + Hall, PC were engaged as auditors for Company on July 18, 2005.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Michael Johnson & Co., LLC.for the period ended September 30, 2004 and September 30, 2003 contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period September 30, 2004 and September 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

XsunX,  Inc.  announced  on  September  7,  2005  that  the  design  of its mass
production   systems  for  the  manufacture  of  its  proprietary   Power  Glass
photovoltaic "PV" films will provide for modular expansion capabilities.

The system design will provide for production capacities of as little as 1 megawatt annually while maintaining expansion capabilities, allowing manufacturers to ramp up to meet increasing production requirements incrementally through 20 megawatts or more. The Company believes that this modular approach may best suit the needs of manufacturers and their markets as the demand for building integrated PV increases.

The core design is based on a patented multi-chamber cluster tool approach using cassettes to control or handle rolls of thin plastic films. The rolls of material (transparent plastic films) are loaded into the cassettes and robotically moved between chambers or stations. Layers of transparent semiconductor and conducting materials are deposited onto the plastics in a manner which prevents cross contamination between chambers to achieve high performance, semi-transparent, large area solar cell devices. The system design allows for co-joining of cluster tool systems and hence, increased output, which can be a limiting factor in conventional in-line systems.

The modular cluster design may also provide manufacturers additional advantages such as reduced facility costs due to the smaller footprint size of systems, added redundancy allowing production throughput to continue even when a processing chamber fails, reductions in material costs through the use of inexpensive plastics, and the reduction of processing gases which further reduces material costs.

Expanded License and Warrants

Expanded Use License stock warrant MVSystems, Inc. - As consideration for the grant of an Expanded Use License on October 12, 2005, granting XsunX additional benefits for use of licensed technologies and patents, XsunX granted MVS a warrant (the "Expanded Use License Stock Warrant") for the purchase of up to Seven Million (7,000,000) shares of common stock of XsunX, the warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:

        (1) The Expanded Use License Stock Warrant allowed for the vesting of one million (1,000,000) warrants on the effective date of the agreements.

        (2) Another one million (1,000,000) warrants will vest upon the satisfactory completion of a Phase 4 development program for the development of technologies licensed under the Expanded Use License.

        (3) The balance of five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.


Funding Agreement

On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement dated December 12, 2005 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which $2,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company, with the Securities and Exchange Commission, of a Registration Statement. The last installment of $1,000,000 will be advanced three days prior to the date the Registration Statement is declared effective by the Commission. The Debenture is convertible into shares of Common Stock at the option of the Holder at a conversion price per share equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures at the Variable Market Price.

Termination of Distribution Agreement

In July 2005, in association with the sale of a Convertible 12% Secured Debenture, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with an investor providing for the sale and issuance of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. The Company agreed to file a registration statement registering the Common Stock issuable upon sales under the Distribution Agreement and for the underlying shares associated with the sale of a Convertible 12% Secured Debenture. On August 17, 2005 the Company filed a registration statement with the U.S. Securities and Exchange Commission in relation to these agreements. On December 9, 2005 the Company and the investor agreed to the termination of the Distribution Agreement and withdrawal of the registration statement as part of a subsequent financing agreement, (see Item 8 "Subsequent Events - Funding Agreement" above). No shares were sold under the Distribution Agreement prior to its termination.

Issuance of Shares For Services

On or about December 5, 2005 the Company issued 40,441 shares of common stock pursuant to Rule 144 of the Act to 1 consultant as compensation for three months of services that had been rendered to the company for the periods between July 7, 2005 and October 6, 2005. The shares were valued at the average market price of the Company's common stock over the three month period of services which was $0.18559 per share for a total compensated value of $7,500.00.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table lists the executive offices and directors of the Company as of September 30, 2004:



     NAME           Age          POSITION HELD                TENURE

Brian Altounian     42     Secretary, Director              Since September 2003
Tom Djokovich       48     President, CEO, CFO, Director    Since September 2003
Thomas Anderson     40     Director                         Since August 2001


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

The directors of the Company will devote such time to the Company's affairs on an "as needed" basis, but typically less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.


BIOGRAPHICAL INFORMATION

BRIAN ALTOUNIAN, age 42, Chairman of the Board, and Secretary as of September 30, 2003;

Mr. Altounian has over 16 years of experience in the area of finance, administration and operations. He is currently Chief Operating Officer of Platinum Studios, a Beverly Hills-based entertainment company that controls the world's largest independent library of comic book characters, which it adapts and produces for film, television and all other media. In addition to managing fiscal growth and staffing, he is spearheading the company's digital strategy, overseeing business development and acquisitions in the online, interactive, and wireless industries. Mr. Altounian previously served as the Vice President of Finance for Lynch Entertainment, a producer of family television series' for the Nickelodeon and Disney Channels. Prior to joining Lynch Entertainment, Mr. Altounian held key management positions at numerous entertainment companies including Director of Finance and Administration at Time Warner Interactive; Finance Manager for National Geographic Television; and Manager of Business Services for WQED, the nation's first community-owned public television station. He also founded his own consulting company, BKA Enterprises, a firm that supported and advised entertainment and multimedia companies in the areas of financial and business management. Mr. Altounian holds an undergraduate degree from UCLA and an MBA from Pepperdine University.

TOM DJOKOVICH, age 48, President and Chief Executive Officer as of September 30, 2003, and Director;

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

THOMAS ANDERSON, age 40, became a director of the Company in August 2001;

Mr. Anderson presently works as a Senior Environmental Scientist for the Energy and Environmental Engineering Division of Apogen Technologies in Los Alamos, New Mexico. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines. Mr. Anderson has worked for past 16 years in the environmental consulting field, providing environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. From March 2000 to November 2000 he was employed as a hydrologist at Stone & Webster Engineering, Inc. From July 1998 to March 2000 he was employed by advanced Integrated Management Services as an Environmental Scientist/Engineer. From 1997 to 1998 he was a graduate research assistant at Colorado School of Mines in the Environmental Science and Engineering Program.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

No disclosure contained herein.


ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


                             SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (excludes compensation for executives)
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
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------


EXCUTIVE OFFICER COMPENSATION

The annual compensation for the executive officers of the Company for the post reorganization operations has not yet been determined, but is expected to be established by a resolution of the Company's Board of Directors in the future. The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

The following table and notes set forth the annual cash compensation paid to officers of the Company.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Tom Djokovich, President      2005     $150,000          0                  0                  0                0
                              2004     $130,000          0                  0                  0                0
                              2003        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Brian Altounian, Secretary    2005        $0             0                  0                  0                0
                              2004        $0             0                  0                  0                0
                              2003        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Thomas Anderson, Director     2005        $0             0                  0                  0                0
                              2004        $0             0                  0                  0                0
                              2003        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------


(1) The Company has agreed to pay Mr. Djokovich $2,884 per week for services provided as Chief Executive Officer up to and until the Company determines executive compensation pursuant to an employment agreement as determined by the Board. When necessitated by the Company's adverse financial condition Mr. Djokovich has agreed to the deferment of his monthly salary up to and until such time that the Company can repay any such deferred amounts. In the period ended September 30, 2004 Mr. Djokovich agreed to the deferment of $65,000 dollars of his salary until such time that the Company could begin to repay him. As of the period ended September 30, 2005 the remaining balance of Mr. Djokovich's deferred salary was $29,423.

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year
(None)

WARRANTS

The following table sets forth information with respect to warrants to purchase common stock of the Company granted during fiscal year ended September 30, 2005.


                                      Non-Qualified Options

----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Name                    Date Issued            Number Issued     Exercise   Expiration Date       Consideration
                                                                 Price
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Dr.Richard Rocheleau(1)  February 1, 2005       250,000          $0.20       February 1, 2008    Advisory Board service
                                                                                                 2 year
agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Dr. Arokia Nathan(2)     February 1, 2005       250,000          $0.20       February 1, 2008    Advisory Board service
                                                                                                 2 year agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Dr. John Moore (3)       March 8, 2005          250,000          $0.20       March 8, 2008       Advisory Board service
                                                                                                 2 year agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Cornell Capital, LP(4)   July 14, 2005          4,250,000        $0.15       July 14, 2010       As part of a financing
                                                                                                 agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Cornell Capital, LP(5)   July 14, 2005          2,125,000        $0.20       July 14, 2010       As part of a financing
                                                                                                 agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------

(1) The Warrant granted to Dr. Richard Rocheleau will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was February 1, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. Richard Rocheleau.

(2) The Warrant granted to Dr. Arokia Nathan will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was February 1, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. Arokia Nathan.

(3) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was March 8, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. John Moore.

(4), (5) Warrant to Purchase Common Stock Cornell - On July 14, 2005, the Company consummated a Securities Purchase Agreement with Cornell providing for the sale by the Company to Cornell of its 12% secured convertible debentures in the aggregate principal amount of $850,000. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 4,250,000 and 2,125,000 shares of Common Stock at $0.15 and $0.20, respectively (collectively, the "Warrants").

During the years ended September 30, 2004, and September 30, 20005, no warrant holders exercised warrants to purchase the Company's common stock.

A summary of warrant activity for the year ended September 30, 2004 and 2005 is as follows:


                                                            Weighted-                           Weighted-
                                         Number of          Average                             Average
                                         Warrants           Exercise         Warrants           Exercise
                                                            Price            Exercisable        Price
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2003          0                  $0.0             0                  $0.0
    Granted 2004                         8,000,000          $.15             6,700,000          $.15
    Exercised 2004                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2004          8,000,000          $.15             6,700,000          $.15

    Granted 2005                         7,125,000          $.17             6,725,000          $.17
    Exercised 2005                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2005          15,125,000         $.1595           14,450,000         $.1595
                                         ==============


At September 30, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:


                                 Warrants Outstanding                                  Warrants Exercisable
                        --------------------------------------------------    ---------------------------------
                                                          Weighted-
                                        Weighted-         Average                                 Weighted-
Range of                Number of       Average           Remaining           Number              Average
Warrant                 Warrants        Exercise          Contractual         Of                  Exercise
Exercise Price                          Price             Life                Warrants            Price
--------------------    ------------    --------------    ----------------    ----------------    -------------
$.15                      8,000,000     $ .15               2                   6,700,000         $ .15
 .17                      7,125,000       .17             2.8                   6,725,000           .17
                        ------------                                          ----------------
                         15,125.000                                            14,450,000
                        ============                                          ================

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

INCENTIVE STOCK OPTIONS

On July 15, 2004, the Board of Directors of XsunX resolved to establish the 2004 Stock Option Plan. The plan was adopted to provide equity incentives to employees, consultants and suppliers of the Company. The adoption of the Plan was subject to ratification by a majority of the Company's stockholders, which approval was to be obtained within 12 months from the date the Plan was adopted by the Board. The Plan was cancelled by the Board, due to non-approval by the shareholders, in August 2005. No stocks or options were issued at September 30, 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of December 31, 2005. Also included are the shares held by all executive officers and directors as a group.



SHAREHOLDERS/                    NUMBER OF SHARES              OWNERSHIP
BENEFICIAL OWNERS                                              PERCENTAGE(1)
---------------------------------------------------------------------------
Tom Djokovich                         17,903,000(2)               14.45%
President & Director
65 Enterprise
Aliso Viejo, CA  92656

Brian Altounian                        3,650,000                   2.95%
Secretary
65 Enterprise
Aliso Viejo, CA  92656

Thomas Anderson                          56,900                   >.01%
65 Enterprise
Aliso Viejo, CA  92656

All directors and executive officers as a group (3 persons) 21,609,900 17.44%. Each principal shareholder has sole investment power and sole voting power over the shares.

(1) Applicable percentage ownership is based on 123,917,080 shares of common stock outstanding as of January 9, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 9, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 16,978,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

No officer or director of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

ADDITION OF MEMBERS TO SCIENTIFIC ADVISORY BOARD

Grant of Options/Warrants

During the quarter period ending September 30, 2005 the Company issued consultancy and advisory Warrants to 3 individuals, Dr. Richard Rocheleau on February 1, 2005, Dr. Arokia Nathan on February 1, 2005, and Dr. John Moore on March 8, 2005 as compensation for 2 years service each as members of the Company's Scientific Advisory Board. Each individual was granted Warrants totaling 250,000 shares with an exercise price of $0.20 per share. The Warrants were issued as part of Consultancy and Advisory Agreements and each carry a 3 year exercise term and the following vesting provisions:

         (i) 50,000 shares upon the effective date of Warrant. Thereafter, the Warrant shall become exercisable at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement between the consultant and the Company.

Expanded License and Warrants

Expanded Use License stock warrant MVSystems, Inc. - As consideration for the grant of an Expanded Use License on October 12, 2005, granting XsunX additional benefits for use of licensed technologies and patents, XsunX granted MVS a warrant (the "Expanded Use License Stock Warrant") for the purchase of up to Seven Million (7,000,000) shares of common stock of XsunX, the warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:

        (4) The Expanded Use License Stock Warrant allowed for the vesting of one million (1,000,000) warrants on the effective date of the agreements.

        (5) Another one million (1,000,000) warrants will vest upon the satisfactory completion of a Phase 4 development program for the development of technologies licensed under the Expanded Use License.

        (6) The balance of five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. Reports on Form 8-K:

8-K filed 7-18-05
8-K filed 8-10-05
8-K filed 8-11-05
8-K filed 9-7-05
8-K/A filed 10-11-05
8-K filed 10-17-05
8-K filed 10-28-05
8-K 12-12-05


2. Exhibits:

10.1 EXPANDED USE LICENSE AGREEMENT
10.2 EXPANDED USE LICENSE STOCK WARRANT TO PURCHASE COMMON STOCK OF XSUNX, INC.
10.3 SUBSCRIPTION FORM AND NOTICE OF EXERCISE
10.4 CONSULTANCY AND ADVISORY WARRANT TO PURCHASE COMMON STOCK OF XSUNX, INC.
10.5 CONSULTANCY AND ADVISORY WARRANT TO PURCHASE COMMON STOCK OF XSUNX, INC.
10.6 CONSULTING AND ADVISORY AGREEMENT
10.7 CONSULTING AND ADVISORY AGREEMENT
10.8 CONSULTING AND ADVISORY AGREEMENT

31 Sarbanes-Oxley Certification
32 Sarbanes-Oxley Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

All audit work was performed by the auditors' full time employees.

Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on July 18, 2005. Jaspers + Hall, PC were engaged as auditors for Company on July 18, 2005.

Jaspers + Hall, PC, is now the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of the audit services is compatible with maintaining Jaspers + Hall, PC independence.

AUDIT FEES 2005:

As of the period ended September 30, 2005 Jaspers + Hall had billed the Company $1,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2005. No other fees the Company billed by Jaspers + Hall in the period ended September 30, 2005.

The Company's previous auditor, Michael Johnson & Co, LLC, billed the Company $7,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended September 30, 2004, review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2004, March 31, 2005.

AUDIT FEES 2004:

The Company's previous auditor, Michael Johnson & Co, LLC, billed the Company $5,900 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended September 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004. Michael Johnson & Co, LLC, billed the Company $4,250 for the 2002 audit.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

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

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have audited the accompanying balance sheets of XSUNX, Inc., (formerly Sun River Mining, Inc). (A Development Stage Company) as of September 30, 2005, and the related statements of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSUNX, INC., (formerly Sun River Mining, Inc.) at September 30, 2005 and the results of their operations and their cash flows for the year ended September 30, 2005 in conformity with accounting principles generally accepted in the United States.

The financial statements for the years ended September 30, 2004 and 2003 and from the period February 25, 1997 (inception) to September 30, 2004, were audited by other accountants, whose report dated May 5, 2005 expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ JASPERS + HALL, PC
Denver, CO
December 28, 2005


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                         September 30,

                                                                                        2005                    2004
                                                                                   ----------------        ----------------
ASSETS:
Current assets:
   Cash                                                                                  $ 175,869                $ 37,344
   Prepaid Expense                                                                          79,984                  20,000
                                                                                   ----------------        ----------------

      Total current assets                                                                 255,853                  57,344
                                                                                   ----------------        ----------------

Fixed Assets:
   Office Equipment (Net)                                                                  165,831                   2,270
                                                                                   ----------------        ----------------

      Total Fixed Assets                                                                   165,831                   2,270
                                                                                   ----------------        ----------------

Other Assets:
   Patents                                                                                  20,000                  10,000
   Deposits                                                                                      -                   2,500
                                                                                   ----------------        ----------------

      Total other assets                                                                    20,000                  12,500
                                                                                   ----------------        ----------------

TOTAL ASSETS                                                                             $ 441,684                $ 72,114
                                                                                   ================        ================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Accounts Payable                                                                       $ 78,377                $ 89,030
   Accrued Interest                                                                         45,856                   5,908
   Note Payable                                                                            850,000                       -
   Note Payable - Stockholder                                                                    -                   1,225
                                                                                   ----------------        ----------------

      Total current liabilities                                                            974,233                  96,163
                                                                                   ----------------        ----------------

Stockholders' equity (deficit):

Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                              -                       -
Treasury Stock, no par value; 26,798,418 issued and outstanding                                  -                       -
Common Stock, no par value; 500,000,000 shares authorized;
   123,876,633 shares issued and outstanding in 2005, and 114,036,102                    3,996,735               3,104,396
   shares issued and outstanding in 2004.
Common Stock Warrants                                                                    1,200,000               1,200,000
Deficit accumulated during the development stage                                        (5,729,284)             (4,328,445)
                                                                                   ----------------        ----------------

       Total stockholders' deficit                                                        (532,549)                (24,049)
                                                                                   ----------------        ----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                                        $ 441,684                $ 72,114
                                                                                   ================        ================

   The accompanying notes are an integral part of these financial statements.


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Operations


                                                                               February 25, 1997
                                                Year Ended                       (Inception) to
                                               September 30,                     September 30,
                                     -----------------------------------
                                         2005                 2004                   2005
                                     --------------       --------------       ------------------

Revenue                                        $ -                  $ -                      $ -

Expenses:
   Abandoned Equipment                           -                    -                      808
   Advertising                               3,979                    -                    3,979
   Bank Charges                                500                  401                    2,613
   Consulting                              320,944               19,900                1,344,983
   Depreciation                             18,435                    -                   21,613
   Directors' Fees                               -                    -                   11,983
   Due Dilgence                                  -                    -                   45,832
   Equipment Rental                              -                    -                    1,733
   Filing Fees                               1,800                    -                    1,800
   Impairment loss                               -                    -                  923,834
   Insurance                                   758                    -                      758
   Legal and Accounting                    107,249               27,203                  295,609
   Licenses & Fees                              25                  190                    6,435
   Loan Fees                               115,000                    -                  115,000
   Meals & Entertainment                         -                    -                    4,119
   Miscellaneous Expenses                    1,675                    -                    1,675
   Office Expenses                           2,634                5,218                   21,833
   Patent Fees                                 663                    -                      663
   Salaries                                155,236              119,336                  655,322
   Postage                                   2,161                    -                    5,378
   Printing                                  4,300                    -                    9,880
   Public Relations                        116,413                6,640                  227,379
   Rent                                      9,000                8,905                   25,963
   Research & Development                  501,423              129,493                  630,916
   Subscription Reports                        860                    -                      860
   Taxes                                         -                    -                    4,657
   Telephone                                 5,489                4,270                   40,304
   Transfer Agent Expense                    3,628                2,997                   19,954
   Travel                                   11,234                3,640                   74,167
   Warrant Option Expense                        -            1,200,000                1,675,000
                                     --------------       --------------       ------------------

Total Expenses                           1,383,406            1,528,193                6,175,050
                                     --------------       --------------       ------------------

Other Income and Expense
   Interest Expense                         17,433                  251                   89,030
   Interest Income                               -                    -                      (23)
   Forgiveness of Debt                           -              (19,376)                 (59,773)
                                     --------------       --------------       ------------------


Net Loss                              $ (1,400,839)        $ (1,509,068)            $ (6,204,284)
                                     ==============       ==============       ==================


Per Share Information:

   Weighted average number of
     common shares outstanding         123,854,733          114,036,102
                                     --------------       --------------

Net Loss per Common Share               $ (0.02)             $(0.01)
                                        ========             =======

* Less than $.01

   The accompanying notes are an integral part of these financial statements.


                                             XSUNX
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                       (Indirect Method)


                                                                                                        February 25, 1997
                                                                        Year Ended                        (Inception) to
                                                                       September 30,                       September 30,
                                                             ------------------------------------
                                                                 2005                  2004                    2005
                                                             --------------       ---------------       -------------------
Cash Flows from Operating Activities:

Net Loss                                                      $ (1,400,839)          $(1,509,068)             $ (6,204,284)

   Issuance of Common Stock for Services                            50,827                     -                 1,288,384
   Issuance of Common Stock for Loan Inducement                    310,117                                         310,117
   Depreciation Expense                                             18,435                                          18,435
Adjustments to reconcile net loss to net cash used in operations.
   (Increase) Decrease in Deposits                                   2,500               (22,500)                        -
   (Increase) in Prepaid Expenses                                  (59,985)                                        (79,985)
   Increase (Decrease) in Accounts Payable                         (10,653)               89,030                    78,377
   Increase (Decrease) in Accrued Liabilities                       39,948                 5,908                    45,856
                                                             --------------       ---------------       -------------------

Net Cash Flows Used by Operations                               (1,049,650)           (1,436,630)               (4,543,100)
                                                             --------------       ---------------       -------------------

Cash Flows from Investing Activities:
   Purchase of Equipment                                          (181,995)               (2,270)                 (184,265)
   Purchase of Intangible Assets                                   (10,000)               (9,997)                  (20,000)
                                                             --------------       ---------------       -------------------

   Net cash used by investing activities                          (191,995)              (12,267)                 (204,265)
                                                             --------------       ---------------       -------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable - Stockholder                         3,775                 1,225                         -
   Payment for Notes payable - Stockholder                          (5,000)                    -                         -
   Proceeds from Convertible Debt                                  850,000                     -                   850,000
   Issuance of Common Stock Warrants                                     -             1,200,000                 1,675,000
   Issuance of Common Stock for cash                               531,395               282,670                 2,398,234
                                                             --------------       ---------------       -------------------

Net Cash Flows Provided by Financing Activities                  1,380,170             1,483,895                 4,923,234
                                                             --------------       ---------------       -------------------

Increase in Cash                                                   138,525                34,998                   175,869
                                                             --------------       ---------------       -------------------

Cash at Beginning of Period                                         37,344                 2,346                         -
                                                             --------------       ---------------       -------------------

Cash at End of Period                                            $ 175,869              $ 37,344                 $ 175,869
                                                             ==============       ===============       ===================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                              $ -                   $ -                  $ 71,346
                                                             ==============       ===============       ===================
   Cash paid for income taxes                                          $ -                   $ -                       $ -
                                                             ==============       ===============       ===================

NON-CASH TRANSACTIONS
   Stock issued for services                                      $ 50,827                   $ -               $ 1,288,384
                                                             ==============       ===============       ===================
   Stock issued for Loan Inducement                              $ 310,117                   $ -                   310,117
                                                             ==============       ===============       ===================



   The accompanying notes are an integral part of these financial statements.



                                                   XSUNX, INC.
                                         (A Development Stage Company)
                                   Statement of Stockholders' Equity (Deficit)
                                               September 30, 2005


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                       Common        During
                                          Treasury Stock           Common Stock         Stock     Development
                                       ----------------------   --------------------
                                       # of Shares  Amount      # of Shares Amount      Warrants     Stage       Totals
                                                                                      ------------------------  ---------

Inception February 25, 1997                $   -       $   -            -   $      -   $       -   $         -            -

Issuance of stock for cash 3/97                -           -       10,590    111,900           -             -      111,900
Issuance of stock to Founders 3/97             -           -       14,110          -           -             -           -
Issuance of stock for consolidation 4/97       -           -      445,000    312,106           -             -      312,106
Issuance of stock for cash 8/97                -           -        2,900     58,000           -             -       58,000
Issuance of stock for cash 9/97                -           -        2,390     47,800           -             -       47,800
Net Loss for Year                              -           -            -          -           -      (193,973)    (193,973)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 1997                   -           -      474,990    529,806           -      (193,973)     335,833
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Issuance of stock for services 11/97           -           -        1,500     30,000           -             -       30,000
Issuance of stock for cash 9/98                -           -       50,200    204,000           -             -      204,000
Consolidation stock cancelled 9/98             -           -      (60,000)   (50,000)          -             -      (50,000)
Net Loss for Year                              -           -            -          -           -      (799,451)    (799,451)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 1998                   -           -      466,690    713,806           -      (993,424)    (279,618)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Issuance of stock for cash 10/98               -           -       21,233    159,367           -             -      159,367
Issuance of stock for services 1/99            -           -       65,000    316,500           -             -      316,500
Issuance of stock for cash 1/99                -           -       37,500    296,125           -             -      296,125
Issuance of stock for cash 2/99                -           -        7,500     70,313           -             -       70,313
Issuance of stock for cash 4/99                -           -       45,225    122,108           -             -      122,108
Issuance of stock for services 6/99            -           -       70,000    147,000           -             -      147,000
Issuance of stock for cash 9/99                -           -       40,000     69,200           -             -       69,200
Net Loss for Year                              -           -            -          -           -    (1,482,017)  (1,482,017)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 1999                   -           -      753,148  1,894,419           -    (2,475,441)    (581,022)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Issuance of stock for cash 9/00                -           -       15,000     27,000           -             -       27,000
Net Loss for year                              -           -            -          -           -      (118,369)    (118,369)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2000                   -           -      768,148  1,921,419           -    (2,593,810)    (672,391)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Extinquishment of debt                         -           -            -    337,887           -             -      337,887
Net Loss for year                              -           -            -          -           -       (32,402)     (32,402)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2001                   -           -      768,148  2,259,306           -    (2,626,212)    (366,906)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Net Loss for year                              -           -            -          -           -       (47,297)     (47,297)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2002                   -           -      768,148  2,259,306           -    (2,673,509)    (414,203)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Issuance of stock for Assets 7/03              -           -   70,000,000          3           -             -            3
Issuance of stock for Cash 8/03                -           -    9,000,000    225,450           -             -      225,450
Issuance of stock for Debt 9/03                -           -      115,000    121,828           -             -      121,828
Issuance of stock for Expenses 9/03            -           -      115,000     89,939           -             -       89,939
Issuance of stock for Services 9/03            -           -   31,300,000    125,200           -             -      125,200
Net Loss for year                              -           -            -          -           -      (145,868)    (145,868)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2003                   -           -  111,298,148  2,821,726           -    (2,819,377)       2,349
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------


                                      F-5
                                                                                                ...Continued

                                                   XSUNX, INC.                                  ...Continued
                                         (A Development Stage Company)
                                   Statement of Stockholders' Equity (Deficit)
                                               September 30, 2005


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                       Common        During
                                          Treasury Stock           Common Stock         Stock     Development
                                       ----------------------   --------------------
                                       # of Shares  Amount      # of Shares Amount      Warrants     Stage       Totals
                                                                                      ------------------------  ---------

Issuance of stock for Cash                     -           -      181,750     21,071           -             -       21,071
Issuance of stock for Cash                     -           -      217,450     22,598           -             -       22,598
Issuance of stock for Cash                     -           -      254,956     34,669           -             -       34,669
Issuance of stock for Cash                     -           -      694,649     96,306           -             -       96,306
Issuance of stock for Cash                     -           -      157,649     21,421           -             -       21,421
Issuance of stock for Cash                     -           -       57,000      5,133           -             -        5,133
Issuance of stock for Cash                     -           -    1,174,500     81,472           -             -       81,472
Issuance of Common Stock Warrants              -           -            -          -   1,200,000             -    1,200,000
Net Loss for year                              -           -            -          -           -    (1,509,068)  (1,509,068)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2004                   -           -  114,036,102  3,104,396   1,200,000    (4,328,445)     (24,049)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Issuance of stock for cash                     -           -    5,919,537    471,068           -             -      471,068
Issuance of stock for cash                     -           -      300,500     20,067           -             -       20,067
Issuance of stock for services                 -           -       10,000      3,000           -             -        3,000
Issuance of stock for services                 -           -      300,000     24,000           -             -       24,000
Issuance of stock for cash                     -           -      527,000     40,260           -             -       40,260
Issuance of stock for services                 -           -      125,000     10,000           -             -       10,000
Issuance of stock for services                 -           -      114,469     13,827           -             -       13,827
Issuance of stock for Collateral       26,798,418          -            -          -           -             -            -
Issuance of stock for loan inducement          -           -    2,544,031    310,117           -             -      310,117
Net Loss for year                              -           -            -          -           -    (1,400,839)  (1,400,839)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2005           26,798,418        $ -   23,876,639 $3,996,735  $1,200,000  $ (5,729,284)   $(532,549)
                                       ==========  ==========   =========   ========  ==========   ===========    =========

   The accompanying notes are an integral part of these financial statements.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2005

Note 1 - Organization:

XsunX, Inc. ("XsunX," the "Company" or the "issuer") is a Colorado corporation formerly known as Sun River Mining Inc. "Sun River"). The Company was originally incorporated in Colorado on February 25, 1997. In May 1999 management decided to write-off the Sun River Bolivian subsidiaries and to take the subsequent loss, of all investments associated with the subsidiaries. Effective September 24, 2003, The Company completed a Plan of Reorganization and Asset Purchase Agreement with Xoptix, Inc., a California corporation.

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

XsunX, Inc. is developing solar cell designs and manufacturing process with the intent to provide commercially viable solar cell design applications that convert sun light into electrical energy. The process for producing electricity from sun light is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting solar energy into electricity.

The product of the Company's development efforts is intended to deliver two aspects of deliverable technologies in the form of an integrated solution providing, a) commercially scalable manufactured processes and equipment designed for the specific manufacture of the Company's thin film solar technologies, and b) proprietary thin film solar cell designs that address new application opportunities.

Note 2 - Going Concern

Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue and has an accumulated deficit at September 30, 2005 of $6,201,284.

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


Note 3 - Summary of Significant Accounting Policies:

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.


Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.


Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the estimate for the useful life of property and equipment, and the fair value of stock warrants. Actual results could differ from those estimates

Fair value of financial instruments

The Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2005 and 2004, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment                 7 Years
Computer equipment                              5 Years
Commerce server                                 5 Years
Computer software                             3-5 Years
Leasehold improvements              Length of the lease

Net earning (loss) per share:

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses.

Advertising:

Advertising costs are expensed as incurred. Total advertising costs were $3,975 and $0.0 for the years ended September 30, 2005 and 2004, respectively.

Research and Development:

Research and development costs are expensed as incurred. Total research and development costs were $ 501,423 and $129,493 for the years ended September 30, 2005 and 2004, respectively.

Other Comprehensive Income:

The Company has no components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 4 - Federal Income Tax:

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                      2005                2004
                                                  -----------       -----------
   Deferred Tax Liability                       $  6,204,284       $  4,328,445
   Deferred Tax Assets
      Net Operating Loss Carry forwards
      Book/Tax Differences in Bases of Assets              0                  0
                                                --------------   ---------------
   Valuation  allowance                         $  6,204,284       $  4,328,445
                                                --------------   ---------------
   Net Deferred tax assets                      $          0       $          0
                                                ==============   ===============


At September 30, 2005, the Company had net operating loss carry forwards of approximately, $6,204,284 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 5 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 500,000,000 with no par value. On September 29, 2003 the Board of Directors authorized a reverse split of 1 for 20 shares of stock. The stocks issued in 2003 were for accrued directors fees and salaries and to pay off past debt to investors. 70,000,000 shares of stock were issued to obtain the patent rights from Xoptix, Inc. Also shares of stock were issued in 2003 for consulting fees in arranging the formation of the new Corporation. In 2004 2,737,954 shares of stock were issued for cash and consulting fees. 9,840,537 shares of common stock were issued in 2005 for cash and consulting fees. In July 2005, 26,798,418 shares of common stock were placed in XSUNX, Inc. Treasury Stocks as collateral for the long-term note with Cornell Capital Partners.

In 2005, the Company issued 6,747,037 shares of common stock for $531,395 in cash, 549,419 shares of common stock for consulting fees with estimated value of $50,827, and 2,544,031 shares for a loan inducement with estimated value of $310,117.

Note 6 - Stock Options and Warrants:

Stock Option Plan:

On July 15, 2004, the Board of Directors of XsunX resolved to establish the 2004 Stock Option Plan. The plan was adopted to provide equity incentives to employees, consultants and suppliers of the Company. The adoption of the Plan was subject to ratification by a majority of the Company's stockholders, which approval was to be obtained within 12 months from the date the Plan was adopted by the Board. The Plan was cancelled by the Board, due to non-approval by the shareholders, in August 2005. No stocks or options were issued at September 30, 2005

Warrant/Option Expense

Warrant/Option Expense for the Company was computed by multiplying the value of the difference between the warrant exercise price, if less than the market price, and the market price of the stock at date of grant. This method resulted in a $0.0 charge to expenses for the warrants granted in the year ended September 30, 2005, as follows:


2005 WARRANT/OPTION EXPENSE CHART

                                                        Underlying        In   the   Money
                         # of Warrants  Exercise Price  Share  Value  at  Spread  at  Date  Warrant Expense
Holder                                                  Date of Grant     of Grant
------------------------ -------------- --------------- ----------------- ----------------- -----------------
                         250,000        $.20            $.15              $.0               $.0
Richard Rocheleau
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Arokia Nathan            250,000        $.20            $.15              $.0               $.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------
John Moore               250,000        $.20            $.12              $.0               $.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Cornell Capital, LP      4,250,000      $.15            $.15              $.0               $.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Cornell Capital, LP      2,125,000      $.20            $.15              $.0               $.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Totals                                                                                      $0.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------


Warrant Grants

License Stock Warrant MVSystems, Inc.- In September 2004 as consideration for the grant of the License, XsunX granted MVS a warrant (the "License Stock Warrant") for the purchase of up to Five Million (5,000,000) shares of common stock of XsunX (the "License Stock Warrant Shares"), the warrant will expire five (5) years after the date of the grant.

Technology Sharing Warrant MVSystems, Inc.- In September 2004 as consideration for access to MVS know how and Service at Cost pursuant to the technology sharing agreement between the parties, XsunX granted to MVS a warrant to purchase up to One Million shares (1,000,000) of common stock of XsunX (the "Technology Sharing Warrant Shares"). The Technology Sharing Warrant carries a five (5) year exercise term and is subject to conditional vesting in accordance with the following provisions:

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

Consultancy Warrant Bentley - In September 2004 the Company granted James Bentley a consultancy and advisory warrant in the amount of 1,000,000 shares with an exercise price of $.15 per share. Mr. Bentley has worked with the Company in its initial stage helping to establish a plan for the development of working samples and the review and selection process for engaging qualified research and development firms to initiate development efforts. Mr. Bentley had also assisted the Company in continued efforts to expand research efforts and business development opportunities. The warrant was issued for the conversion of $15,000 in accrued consultancy fees, and as part of a Consultancy and Advisory Agreement and carries a 3 year exercise term and is subject to the following vesting provisions:

        (1) 500,000 shares upon the effective date of the warrant. Thereafter, the warrant shall become exercisable at the rate of 125,000 shares per calendar quarter up to the full amount of the warrant.

Consultancy and Advisory Warrant Dr. Madan - In September 2004 as compensation for Dr. Madan's advice and consultation efforts in the furtherance of XsunX business initiatives as Chairman of the XsunX Scientific Advisory Board , XsunX granted Dr. Madan the a warrant (the "Consultancy and Advisory Warrant") to purchase up to One Million (1,000,000) shares of common stock of XsunX (the "Consultancy and Advisory Stock Warrant Shares") The Warrant carries a five (5) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (1) The Consultancy and Advisory Warrant shall become exercisable at the rate of 25,000 Shares per month during and up to the first twenty-four (24) months of engagement by XsunX of Dr. Madan.

        (2) The Consultancy and Advisory Warrant shall become exercisable in the amount of 150,000 shares upon the satisfactory completion of Phase 2 under the MVS Phase 2 Development Agreement.

        (3) The Consultancy and Advisory Warrant shall become exercisable in the amount of 250,000 shares upon the Commercialization of an XsunX process.

Consultancy and Advisory Warrant Nathan - A Consultancy and Advisory agreement with Dr. Arokia Nathan for services to the Company as a member of the Scientific

Advisory Board was approved by the Board on February 1, 2005. The Board issued a warrant agreement for the purchase of common stock to Dr. Arokia Nathan in accordance with the provisions of the Consulting and Advisory Agreement totaling two hundred fifty thousand (250,000) warrants exercisable at $.20 each. The Warrant carries a three (3) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (2) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was February 1, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. Arokia Nathan.

Consultancy and Advisory Warrant Agreement Rocheleau- A Consultancy and Advisory agreement with Dr Richard E. Rocheleau for services to the Company as a member of the Scientific Advisory Board was approved by the Board on February 1, 2005. The Board issued a warrant agreement for the purchase of common stock to Dr. Richard E. Rocheleau in accordance with the provisions of the Consulting and Advisory Agreement totaling two hundred fifty thousand (250,000) warrants exercisable at $.20 each. The Warrant carries a three (3) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (2) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was February 1, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. Richard Rocheleau.

Consultancy and Advisory Warrant Agreement Moore - A Consultancy and Advisory agreement with Dr John J. Moore for services to the Company as a member of the Scientific Advisory Board was approved by the Board on March 8, 2005. The Board issued a warrant agreement for the purchase of common stock to Dr. John J. Moore in accordance with the provisions of the Consulting and Advisory Agreement totaling two hundred fifty thousand (250,000) warrants exercisable at $.20 each. The Warrant carries a three (3) year exercise term and is subject to conditional vesting in accordance with the following provisions:

        (2) The Warrant will vest in the amount of 50,000 shares upon the effective date of the Consultancy and Advisory Agreement which was March 8, 2005. Thereafter, the Warrant will vest at the rate of 25,000 Shares per calendar quarter, or any apportioned amount thereof, during the term of two (2) year engagement by XsunX, Inc. of Dr. John Moore.

Warrant to Purchase Common Stock Cornell - On July 14, 2005, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell providing for the sale by the Company to Cornell of its 12% secured convertible debentures in the aggregate principal amount of $850,000. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 4,250,000 and 2,125,000 shares of Common Stock at $0.15 and $0.20, respectively (collectively, the "Warrants").

During the years ended September 30, 2004, and September 30, 2005, the board of directors approved the issuance of warrants to purchase an aggregate of 15,125,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.15 to $.20 per share, vest over periods up to 60 months, and expire at various times through June 2010.

During the years ended September 30, 2004, and September 30, 20005, no warrant holders exercised warrants to purchase the Company's common stock.

A summary of warrant activity for the year ended September 30, 2004 and 2005 is as follows:


                                                            Weighted-                           Weighted-
                                         Number of          Average                             Average
                                         Warrants           Exercise         Warrants           Exercise
                                                            Price            Exercisable        Price
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2003          0                  $0.0             0                  $0.0
    Granted 2004                         8,000,000          $.15             6,700,000          $.15
    Exercised 2004                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2004          8,000,000          $.15             6,700,000          $.15

    Granted 2005                         7,125,000          $.17             6,725,000          $.17
    Exercised 2005                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2005          15,125,000         $.1595           14,450,000         $.1595
                                         ==============

At September 30, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:


                                 Warrants Outstanding                                  Warrants Exercisable
                        --------------------------------------------------    ---------------------------------
                                                          Weighted-
                                        Weighted-         Average                                 Weighted-
Range of                Number of       Average           Remaining           Number              Average
Warrant                 Warrants        Exercise          Contractual         Of                  Exercise
Exercise Price                          Price             Life                Warrants            Price
--------------------    ------------    --------------    ----------------    ----------------    -------------
$.15                      8,000,000     $ .15               2                   6,700,000         $ .15
 .17                      7,125,000       .17             2.8                   6,725,000           .17
                        ------------                                          ----------------
                         15,125.000                                            14,450,000
                        ============                                          ================

Note 7 - Notes, Commitments, and Contingencies

Note Payable

On July 14, 2005, XSUNX, Inc. entered into a Secured Convertible Debenture agreement with Cornell Capital Partners, LP in the amount of $400,000. The interest shall accrue on the outstanding principal balance hereof at an annual rate equal to twelve percent (12%.) This Debenture shall be convertible into shares of Common Stock at the option of the Holder, with a conversion price in effect on any Conversion Date shall be equal to ten cents ($.10), which may be adjusted pursuant to the other terms of this Debenture.

On August 16, 2005, XSUNX, Inc. received an additional $450,000 from Cornell Capital Partners, LP with the same interest and conversion rights. The Debentures are secured by the assets of the Company and mature on the first anniversary of the date of issuance and bear interest at the annual rate of 12% in cash.

Trademark Transfer Agreement:

On May 6, 2004 a Trademark transfer agreement was signed with Western Gas and Electric Company of California. Western solely owns all rights and interest in and to the registered trademark consisting of printed words styled as "POWER GLASS' as more fully set forth herein ("Trademark") and desires to assign and transfer, subject to the terms and conditions set forth herein, all rights and interest in the Trademark to XsunX in exchange for the payment set forth in this Agreement. The purchase price for the Trademark shall be: (1) the sum of $10,000 if paid within one (1) year from the effective date; (2) the sum of $20,000 if paid after the conclusion of the first (1st) year but prior to the conclusion of the second (2nd) year after the effective date of this Agreement; (3) the sum of $35,000 if paid after the conclusion of the second (2nd) year but prior to the conclusion of the third (3rd) year after the effective date of this Agreement; or (4) the sum of $50,000 if paid after the conclusion of the third (3rd) year but prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement. If payment is not made prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement, XsunX shall re-assign the Trademark back to Western as set forth herein. At September 2005 the balance of $20,000 is included in Accounts Payable

Funding Agreement

On July 14,  2005,  the  Company  entered  into a  Standby  Equity  Distribution
Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $250,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 96% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock

In connection with the Distribution Agreement, the Company has issued to Cornell 2,544,031 shares of Common Stock as a commitment fee. It also issued to Newbridge Securities Corporation, a registered broker dealer, 65,232 shares of Common Stock as compensation for its services as the exclusive placement agent for the sale of the Common Stock under the Distribution Agreement.

In August 2005 the Company filed a registration statement with the Securities and Exchange Commission pertaining to the Common Stock issuable upon sales under the Distribution Agreement. In December 2005 the Company withdrew the registration statement and terminated the Distribution Agreement with Cornell in lieu of obtaining alternate financing.

Note 8 - Subsequent Events

Expanded License and Warrants

Expanded Use License stock warrant MVSystems, Inc.- As consideration for the grant of an Expanded Use License on October 12, 2005, granting XsunX additional benefits for use of licensed technologies and patents, XsunX granted MVS a warrant (the "Expanded Use License Stock Warrant") for the purchase of up to Seven Million (7,000,000) shares of common stock of XsunX, the warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:

        (7) The Expanded Use License Stock Warrant allowed for the vesting of one million (1,000,000) warrants on the effective date of the agreements.

        (8) Another one million (1,000,000) warrants will vest upon the satisfactory completion of a Phase 4 development program for the development of technologies licensed under the Expanded Use License.

        (9) The balance of five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.


Funding Agreement

On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement dated December 12, 2005 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which $2,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company, with the Securities and Exchange Commission, of a Registration Statement. The last installment of $1,000,000 will be advanced three days prior to the date the Registration Statement is declared effective by the Commission. The Debenture is convertible into shares of Common Stock at the option of the Holder at a conversion price per share equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures at the Variable Market Price. Cornell has agreed not to short any of the shares of Common Stock


Note 9 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.


                                  END OF NOTES

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 9, 2006

                                   XsunX, INC.





/s/ Tom Djokovich
---------------------------------
   Tom Djokovich
   President



                                   DIRECTORS:





/s/ Tom Djokovich
--------------------------------


/s/ Brian Altounian
--------------------------------


/s/ Thomas Anderson
--------------------------------