Form 10KSB/A
period 2005-09-30
XSUNX INC
filed 2006-01-19
CIK 1039466

FORM 10-KSB/A

                                  AMENDMENT #1


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


Number of authorized outstanding shares of the registrant's no par value common stock, as of January 9, 2006: 123,917,080


                                TABLE OF CONTENTS

PART I                                                                     PAGE
  Item 1.   Description of Business                                          4
  Item 2.   Description of Property                                         14
  Item 3.   Legal Proceedings                                               14
  Item 4.   Submission of Matters to a Vote of Security Holders             14


PART II


  Item 5.   Market for Common Equity and Related Stockholder Matters        14
  Item 6.   Management's Discussion and Analysis or Plan of Operation       17
  Item 7.   Financial Statements                                            F-1 - F-14
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                        21
  Item 8A.  Controls and Procedures                                         21
  Item 8B.  Other Information                                               21


PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               22
  Item 10.  Executive Compensation                                          24
  Item 11.  Security Ownership of Certain Beneficial Owners and Management  27
  Item 12.  Certain Relationships and Related Transactions                  28

PART IV

  Item 13.  Exhibits and Reports on Form 8-K                                30
  Item 14.  Principal Accountant Fees and Services                          31

SIGNATURES                                                                  33

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


In September 2004 XsunX increased its patent and technology assets by acquiring an exclusive royalty free license from MVSystems to a suite of patents and technologies specific to the design and manufacture of its semi-transparent solar electric glazing initiative, "Power Glass." In October of 2005 the Company further expanded its licensing rights with MVSystems to include the design and manufacture of opaque solar cell designs which also expanded the Company's intended product design base to include both semi-transparent and non-transparent thin film solar cell designs, and manufacturing methods, (see
Item 8B "Other Information - Expanded License and Warrants"). The Company believes that the licensed technologies provide them with key aspects to facilitate development efforts, and which may enable designs for the commercial viability of future products.


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


In October of 2005 the Company further expanded its licensing rights with MVSystems to include the design and manufacture of opaque solar cell designs thereby also expanding the Company's intended product base to include both semi-transparent and non-transparent thin film solar cell designs, and manufacturing methods, (see Item 8B "Other Information - Expanded License and Warrants"). The Company believes that the licensed technologies provide them with key aspects to successful completion of its product development efforts, the commercial viability of future products, and the ability to deliver those products.


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

PLAN OF OPERATIONS


XsunX anticipates the 12-month capital operational requirements of the company to be $4,500,000 dollars. Since the reorganization of the Company on September 30, 2003 the Company has raised amounts necessary to finance operations through the placement of equity capital in the form of one or more private offering's of common stock to accredited investors. On July 14, 2005 and December 12, 2005 the Company issued convertible debentures in the amount of $850,000, (see Item 5 "Market for Registrants Common Equity and Related Stockholder Matters - Sale of Shares and Debenture") and $5,000,000, (see Item 8B "Other Invormation - Funding Agreement") respectively to an accredited investor. The net proceeds from the placement of equity capital and the debentures will be applied to its 12 month plan of operations as follows: (i) approximately $550,000 will be used to pay costs associated with completion of product development of the Power Glass(R) product under its Phase III development plan, (ii) approximately $675,000 will be used to pay costs associated with the development of a 4-Terminal nano-crystalline solar cell patent for commercialization purposes, (iii) approximately $1,700,000 will be used for the manufacture of a marketable commercial scale manufacturing system, (iv) approximately $210,000 will be used for the engineering and adaptation of certain manufacturing devices and techniques to provide product manufacturing demonstration capabilities, (v) approximately $50,000 will be used to purchase testing and development equipment or expand existing facilities, (vi) approximately $100,000 will be used to pay for third party engineering, testing, and consulting services, (vii) approximately $485,000 will be used to pay salaries and general administrative costs, and for intellectual property protection, (viii) approximately $225,000 will be used to pay for sales and market development, general competitive research and publicity costs, and (v) approximately $505,000 will be used for general working capital.


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

The Company had, at September 30, 2005, working capital of $255,853. The Company anticipates that there will not be sufficient cash generated from operations in the current year necessary to fund its current and anticipated cash requirements. The Company plans to obtain additional financing from equity and debt placements. The Company has been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that it will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, the Company believes that sufficient capital can be raised in the foreseeable future. On December 12, 2005 the Company sold a secured 10% convertible debenture in the amount of $5,000,000 (see "Item 8B "Other Information - Funding Agreement").

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


                       10% Secured Convertible Debenture


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

                      Standby Equity Distribution Agreement


On July 14, 2005, XsunX, Inc. (the "Company") entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $250,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 96% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock The Company has agreed to file a registration statement registering the Common Stock issuable upon sales under the Distribution Agreement and no sale will be made to Cornell unless and until such registration statement has been declared effective. In connection with the Distribution Agreement, the Company has issued to Cornell 2,544,031 shares of Common Stock as a commitment fee. It also issued to Newbridge Securities Corporation, a registered broker dealer, 65,232 shares of Common Stock as compensation for its services as the exclusive placement agent for the sale of the Common Stock under the Distribution Agreement. The Distribution Agreement was terminated on December 12, 2005.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. Reports on Form 8-K:

8-K filed 7-18-05
8-K filed 8-10-05
8-K filed 8-11-05
8-K filed 9-7-05
8-K/A filed 10-11-05
8-K filed 10-17-05
8-K filed 10-28-05
8-K 12-12-05


2. Exhibits:


10.1 EXPANDED USE LICENSE AGREEMENT*
10.2 EXPANDED USE LICENSE STOCK WARRANT TO PURCHASE COMMON STOCK OF XSUNX, INC.*
10.3 SUBSCRIPTION FORM AND NOTICE OF EXERCISE*
10.4 CONSULTANCY AND ADVISORY WARRANT TO PURCHASE COMMON STOCK OF XSUNX, INC.*
10.5 CONSULTANCY AND ADVISORY WARRANT TO PURCHASE COMMON STOCK OF XSUNX, INC.*
10.6 CONSULTING AND ADVISORY AGREEMENT*
10.7 CONSULTING AND ADVISORY AGREEMENT*
10.8 CONSULTING AND ADVISORY AGREEMENT*

31 Sarbanes-Oxley Certification
32 Sarbanes-Oxley Certification

* Previously filed




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


                                      F-5
                                                                                                ...Continued


                                                   XSUNX, INC.                                  ...Continued
                                         (A Development Stage Company)
                                   Statement of Stockholders' Equity (Deficit)
                                               September 30, 2005


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                       Common        During
                                          Treasury Stock           Common Stock         Stock     Development
                                       ----------------------   --------------------
                                       # of Shares  Amount      # of Shares Amount      Warrants     Stage       Totals
                                                                                      ------------------------  ---------

Issuance of stock for Cash                     -           -      181,750     21,071           -             -       21,071
Issuance of stock for Cash                     -           -      217,450     22,598           -             -       22,598
Issuance of stock for Cash                     -           -      254,956     34,669           -             -       34,669
Issuance of stock for Cash                     -           -      694,649     96,306           -             -       96,306
Issuance of stock for Cash                     -           -      157,649     21,421           -             -       21,421
Issuance of stock for Cash                     -           -       57,000      5,133           -             -        5,133
Issuance of stock for Cash                     -           -    1,174,500     81,472           -             -       81,472
Issuance of Common Stock Warrants              -           -            -          -   1,200,000             -    1,200,000
Net Loss for year                              -           -            -          -           -    (1,509,068)  (1,509,068)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2004                   -           -  114,036,102  3,104,396   1,200,000    (4,328,445)     (24,049)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Issuance of stock for cash                     -           -    5,919,537    471,068           -             -      471,068
Issuance of stock for cash                     -           -      300,500     20,067           -             -       20,067
Issuance of stock for services                 -           -       10,000      3,000           -             -        3,000
Issuance of stock for services                 -           -      300,000     24,000           -             -       24,000
Issuance of stock for cash                     -           -      527,000     40,260           -             -       40,260
Issuance of stock for services                 -           -      125,000     10,000           -             -       10,000
Issuance of stock for services                 -           -      114,469     13,827           -             -       13,827
Issuance of stock for Collateral       26,798,418          -            -          -           -             -            -
Issuance of stock for loan inducement          -           -    2,544,031    310,117           -             -      310,117
Net Loss for year                              -           -            -          -           -    (1,400,839)  (1,400,839)
                                       ----------  ----------   ---------   --------  ----------   -----------    ---------

Balance - September 30, 2005           26,798,418        $ -  123,876,639 $3,996,735  $1,200,000  $ (5,729,284)   $(532,549)
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

Dated: January 18, 2006

                                   XsunX, INC.





/s/ Tom Djokovich
---------------------------------
   Tom Djokovich
   President



                                   DIRECTORS:





/s/ Tom Djokovich
--------------------------------


/s/ Brian Altounian
--------------------------------


/s/ Thomas Anderson
--------------------------------