Form 10QSB
period 2005-12-31
XSUNX INC
filed 2006-02-21
CIK 1039466

FORM 10-QSB
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended December 31, 2005

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

                        Commission file number: 000-29621

                                   XSUNX, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


               Colorado                           84-1384159
        ---------------------           ---------------------------------
      (State of incorporation)         (I.R.S. Employer Identification No.)


                      65 Enterprise, Aliso Viejo, CA 92656
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (949) 330-8060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      [   ]  Yes                [ X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 20, 2006 the number of shares outstanding of the registrant's only class of common stock was 127,417,080.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]



                                Table of Contents


PART I - FINANCIAL INFORMATION                                                                           PAGE
                                                                                                         ----

Item 1.  Financial Statements....................................................................         2

         Independent Auditor's Report............................................................         F-1

         Balance Sheets December 31, 2005 (unaudited) and September 30, 2005.....................         F-2

         Statements of Operations  for the Three Months ended  December 31, 2005 and 2004 (unaudited) and the period February 25, 1997 (inception)
         to December 31, 2005....................................................................         F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to December 31, 2005 unaudited).............................................         F-5

         Statements  of Cash Flows for the Three Months ended  December 31, 2005 and 2004  (unaudited) and the period  February 27, 1997  (inception) to
         December 31, 2005.......................................................................         F-9

         Notes to Financial Statements
         (Unaudited).............................................................................         F-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................         3

Item 3. Controls and Procedures..................................................................         7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................          7

Item 2.  Changes in Securities...................................................................         7

Item 3.  Defaults upon Senior Securities.........................................................         8

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         8

Item 5.  Other Information ......................................................................         8

Item 6.  Exhibits and Reports on Form 8-K........................................................         8

Signatures.......................................................................................         9


                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                   XSUNX, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                      THREE-MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Jaspers + Hall, PC
---------------------------
Jaspers + Hall, PC
Denver, CO
February 13, 2006



                                   XSUNX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                        December 31,         September 30,
                                                                                            2005                 2005
                                                                                      -----------------    ------------------
ASSETS:
Current assets:
   Cash                                                                               $      1,278,163     $         175,869

   Accounts Receivable                                                                           8,000                     -

   Prepaid Expenses                                                                            300,946                79,984
                                                                                      -----------------    ------------------

      Total current assets                                                                   1,587,109               255,853
                                                                                      -----------------    ------------------

Fixed assets:
   Office Equipment                                                                            165,831               165,831
                                                                                      -----------------    ------------------

       Total fixed assets                                                                      165,831               165,831
                                                                                      -----------------    ------------------

Other assets:

    Patents                                                                                     20,000                20,000
                                                                                      -----------------    ------------------


      Total other assets                                                                        20,000                20,000
                                                                                      -----------------    ------------------

TOTAL ASSETS                                                                          $      1,772,940     $         441,684
                                                                                      =================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                   $         26,636     $          78,377

   Accrued Expenses                                                                             65,636                45,856
   Notes Payable                                                                             2,850,000               850,000
                                                                                      -----------------    ------------------

     Total current liabilities                                                               2,942,272               974,233
                                                                                      -----------------    ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                                 -                     -

Treasury Stock, no par value; 26,798,418 issued and outstanding                                      -                     -
Common Stock, no par value; 500,000,000 shares authorized;
  123,917,080 shares issued and outstanding at December 31, 2005
  and 123,876,633 shares issued and outstanding at September 30, 2005                        4,004,235             3,996,735
Common Stock Warrants                                                                        2,151,250             1,200,000
Deficit accumulated during the development stage                                           (7,324,817)           (5,729,284)
                                                                                      -----------------    ------------------
      Total stockholders' profit (deficit)                                                 (1,169,332)             (532,549)
                                                                                      -----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $      1,772,940     $         441,684
                                                                                      =================    ==================

                         See Accountants' Review Report
                                       F-2



                                   XSUNX, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three-Months Ended                Feb. 25, 1997
                                                       December 31,                   (Inception) to
                                            ------------------------------------        December 31,
                                                 2005                 2004                 2005
                                            ----------------     ---------------     ------------------

Revenue
   Service Income                           $         8,000      $            -      $           8,000

   Other Income                                           -                   -                      -
                                            ----------------     ---------------     ------------------


Total Revenue                                         8,000                   -                  8,000
                                            ----------------     ---------------     ------------------

Expenses:

   Abandoned Equipment                                    -                   -                    808

   Advertising                                          349               1,860                  4,328

   Bank Charges                                          64                 190                  2,677

   Conferences & Seminars                             1,500                   -                  1,500

   Consulting                                             -                   -              1,344,983

   Depreciation                                           -                   -                 21,613

   Directors' Fees                                        -                   -                 11,983

   Due Diligence                                          -                   -                 45,832

   Equipment Rental                                       -                   -                  1,733

   Filing Fees                                            -                   -                  1,800

   Impairment loss                                        -                   -                923,834

   Insurance                                              -                   -                    758

   Legal & Accounting                                33,750               9,124                329,359

   Licenses & Fees                                        -                   -                  6,435

   Loan Fees                                        213,000                   -                328,000

   Meals & Entertainment                                  -                   -                  4,119

   Miscellaneous                                        800                                      2,475

   Office Expenses                                    1,473               1,405                 23,306

   Patent Fees                                            -                   -                    663

   Postage & Shipping                                   458                 174                  5,836

   Printing                                           2,943                  39                 12,823

   Public Relations                                  33,352               7,189                260,731

   Research & Development                           274,603              98,897                905,519

   Rent                                               2,250               1,500                 28,213

   Salaries                                          44,229              40,885                699,551

   Subscription Reports                                  85                                        945

   Taxes                                                  -                   -                  4,657

   Telephone                                          1,390               1,004                 41,694

   Transfer Agent Expense                                 -               1,759                 19,954

   Travel                                             4,860                 961                 79,027

   Warrant Option Expense                           951,250                   -              2,151,250
                                            ----------------     ---------------     ------------------

Total Operating Expenses                          1,566,356             164,987              7,266,406
                                            ----------------     ---------------     ------------------


                         See Accountants' Review Report
                                       F-3



                                   XSUNX, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                   (continued)


                                                    Three-Months Ended                Feb. 25, 1997
                                                       December 31,                   (Inception) to
                                                 -------------------------             December 31,
                                                 2005                 2004                 2005
                                                 ----                 ----                 ----

Other Income (Expense)

   Interest Expense                                  37,177                   -                126,207

   Interest Income                                        -                   -                   (23)

   Forgiveness of Debt                                    -                   -               (59,773)
                                            ----------------     ---------------     ------------------


Total Other Income/Expense                           37,177                   -                 66,411
                                            ----------------     ---------------     ------------------

Net (Loss)                                  $   (1,595,533)      $    (164,987)      $     (7,324,817)
                                            ================     ===============     ==================


Per Share Information:

   Weighted average number of
     common shares outstanding                  123,888,194         114,036,102
                                            ================     ===============

Net Loss per Common Share                   $        (0.01)                   *
                                            ================     ===============

* Less than $.01

















                         See Accountants' Review Report
                                       F-4

                                                             XSUNX, INC.
                                                    (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          December 31, 2005

                                                             (Unaudited)


                                                                                                             Deficit
                                                                                                            Accumulated
                                           Treasury Stock                Common Stock          Common       During the
                                      --------------------------    -----------------------    Stock        Exploration
                                       # of Shares     Amount       # of Shares   Amount       Warrants       Stage        Totals
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Inception February 25, 1997                     -              -              -          -              -            -           -

Issuance of stock for cash 3/97                 -              -         10,590    111,900              -            -     111,900
Issuance of stock to Founders 3/97              -              -         14,110          -              -            -           -
Issuance of stock for consolidation 4/97        -              -        445,000    312,106              -            -     312,106
Issuance of stock for cash 8/97                 -              -          2,900     58,000              -            -      58,000
Issuance of stock for cash 9/97                 -              -          2,390     47,800              -            -      47,800
Net Loss for Year                               -              -              -          -              -    (193,973)   (193,973)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 1997                    -              -        474,990    529,806              -    (193,973)     335,833
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Issuance of stock for services 11/97            -              -          1,500     30,000              -            -      30,000
Issuance of stock for cash 9/98                 -              -         50,200    204,000              -            -     204,000
Consolidation stock cancelled 9/98              -              -       (60,000)   (50,000)              -            -    (50,000)
Net Loss for Year                               -              -              -          -              -    (799,451)   (799,451)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 1998                    -              -        466,690    713,806              -    (993,424    (279,618)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

                                                  See Accountants' Review Report
                                                                F-5

                                                             XSUNX, INC.
                                                    (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          December 31, 2005

                                                             (Unaudited)

                                                                                                             Deficit
                                                                                                            Accumulated
                                           Treasury Stock                Common Stock          Common       During the
                                      --------------------------    -----------------------    Stock        Exploration
                                       # of Shares     Amount       # of Shares   Amount       Warrants       Stage        Totals
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------
Issuance of stock for cash 10/98                -              -         21,233    159,367              -            -     159,367
Issuance of stock for services 1/99             -              -         65,000    316,500              -            -     316,500
Issuance of stock for cash 1/99                 -              -         37,500    296,125              -            -     296,125
Issuance of stock for cash 2/99                 -              -          7,500     70,313              -            -      70,313
Issuance of stock for cash 4/99                 -              -         45,225    122,108              -            -     122,108
Issuance of stock for services 6/99             -              -         70,000    147,000              -            -     147,000
Issuance of stock for cash 9/99                 -              -         40,000     69,200              -            -      69,200
Net Loss for Year                               -              -              -          -              -   (1,482,017) (1,482,017)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 1999                    -              -        753,148  1,894,419              -   (2,475,441)   (581,022)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Issuance of stock for cash 9/00                 -              -         15,000     27,000              -            -      27,000
Net Loss for year                               -              -              -          -              -     (118,369)   (118,369)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 2000                    -              -        768,148  1,921,419              -   (2,593,810)   (672,391)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Extinquishment of debt                          -              -              -    337,887              -            -     337,887
Net Loss for year                               -              -              -          -              -      (32,402)    (32,402)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 2001                    -              -        768,148  2,259,306              -   (2,626,212)   (366,906)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Net Loss for year                               -              -              -           -             -      (47,297)    (47,297)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 2002                    -              -        768,148   2,259,306             -   (2,673,509)   (414,203)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------


                                                  See Accountants' Review Report

                                                             XSUNX, INC.
                                                    (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          December 31, 2005

                                                             (Unaudited)

                                                                                                             Deficit
                                                                                                            Accumulated
                                           Treasury Stock                Common Stock          Common       During the
                                      --------------------------    -----------------------    Stock        Exploration
                                       # of Shares     Amount       # of Shares   Amount       Warrants       Stage        Totals
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Issuance of stock for Assets 7/03               -              -     70,000,000           3             -            -           3
Issuance of stock for Cash 8/03                 -              -      9,000,000     225,450             -            -     225,450
Issuance of stock for Debt 9/03                 -                       115,000     121,828             -            -     121,828
Issuance of stock for Accruals 9/03             -              -        115,000      89,939             -            -      89,939
Issuance of stock for Services 9/03             -              -     31,300,000     125,200             -            -     125,200
Net Loss for year                               -              -              -           -             -     (145,868)   (145,868)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 2003                    -              -    111,298,148   2,821,726             -   (2,819,377)      2,349
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Issuance of stock for cash 3/04                 -              -        181,750      21,071             -            -      21,071
Issuance of stock for cash 4/04                 -              -        217,450      22,598             -            -      22,598
Issuance of stock for cash 5/04                 -              -        254,956      34,669             -            -      34,669
Issuance of stock for cash 6/04                 -              -        694,649      96,306             -            -      96,306
Issuance of stock for cash 7/04                 -              -        157,649      21,421             -            -      21,421
Issuance of stock for cash 8/04                 -              -         57,000       5,133             -            -       5,133
Issuance of stock for cash 9/04                 -              -      1,174,500      81,472             -            -      81,472
Issuance of Common Stock Warrants               -              -              -           -     1,200,000            -   1,200,000
Net Loss for Year                               -              -              -           -             -   (1,509,068) (1,509,068)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 2004                                        114,036,102   3,104,396     1,200,000   (4,328,445)    (24,049)
                                                                    -----------  ----------   -----------   ----------    ----------


                                                  See Accountants' Review Report

                                                             XSUNX, INC.
                                                    (A Development Stage Company)
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          December 31, 2005

                                                             (Unaudited)

                                                                                                             Deficit
                                                                                                            Accumulated
                                           Treasury Stock                Common Stock          Common       During the
                                      --------------------------    -----------------------    Stock        Exploration
                                       # of Shares     Amount       # of Shares   Amount       Warrants       Stage        Totals
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Issuance of stock for cash                      -              -      5,919,537     471,068             -            -     471,068
Issuance of stock for cash                      -              -        300,500      20,067             -            -      20,067
Issuance of stock for services                  -              -         10,000       3,000             -            -       3,000
Issuance of stock for services                  -              -        300,000      24,000             -            -      24,000
Issuance of stock for cash                      -              -        527,000      40,260             -            -      40,260
Issuance of stock for services                  -              -        125,000      10,000             -            -      10,000
Issuance of stock for services                  -              -        114,469      13,827             -            -      13,827
Issuance of stock for collateral       26,798,418              -              -           -             -            -           -
Issuance of stock for loan inducement           -              -      2,544,031     310,117             -            -     310,117
Net Loss for Year                                                             -           -             -   (1,400,839) (1,400,839)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance - September 30, 2005           26,798,418              -    123,876,639   3,996,735     1,200,000   (5,729,284)   (532,549)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Issuance of stock for services                  -              -         40,441       7,500             -            -       7,500
Issuance of Common Stock Warrants               -              -                          -       951,250            -     951,250
Net Loss for Period                             -              -              -           -             -   (1,595,533) (1,595,533)
                                      -----------    -----------    -----------  ----------   -----------   ----------    ----------

Balance December 31, 2005              26,798,418    $         -    123,917,080  $4,004,235   $ 2,151,250  $(7,324,817)$(1,169,332)
                                      ===========    ===========    ===========  ==========   ===========   ==========   ===========

All shares have been adjusted for the 1 for 20 reverse split.





                                                  See Accountants' Review Report
                                                                F-8



                                   XSUNX, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                                                                         Feb. 25, 1997
                                                                         Three-Months Ended              (Inception) to
                                                                            December 31,                  December 31,
                                                                 -----------------------------------
                                                                      2005                2004                2005
                                                                 ----------------     --------------    -----------------
Cash Flows from Operating Activities:
Net Loss                                                         $   (1,595,533)      $   (164,889)     $    (7,324,817)


   Issuance of Common Stock for Services                                   7,500                  -            1,295,884

   Issuance of Common Stock for Loan Inducement                                -                  -              310,117

   Depreciation                                                                -                  -               21,613
  Adjustments to reconcile net loss to cash used in
    operating activities:

   (Increase) Accounts Receivable                                        (8,000)                                 (8,000)

   Decrease (Increase) in Prepaid Expense                              (220,962)                  -            (300,946)

   Increase (Decrease) in Accrued Expenses                                19,780              (155)               65,636

   Increase (Decrease)  in Accounts Payable                             (51,741)           (14,045)               26,636
                                                                 ----------------     --------------    -----------------

Net Cash Flows Used for Operating Activities                         (1,848,956)          (179,089)          (5,913,877)
                                                                 ----------------     --------------    -----------------

Cash Flows from Investing Activities:

    Purchase of Equipment                                                      -                  -            (187,444)

    Purchase of Intangible Assets                                              -                  -             (20,000)
                                                                 ----------------     --------------    -----------------


Net Cash Flows Used for Investing Activities                                   -                  -            (207,444)
                                                                 ----------------     --------------    -----------------

Cash Flows from Financing Activities:

   Proceeds from Notes Payable                                         2,000,000                  -            2,850,000

   Issuance of Common Stock Warrants                                     951,250                  -            2,151,250

   Issuance of Common Stock                                                    -            471,068            2,398,234
                                                                 ----------------     --------------    -----------------

Net Cash Flows Provided by Financing Activities                        2,951,250            471,068            7,399,484
                                                                 ----------------     --------------    -----------------

Net Increase (Decrease) in Cash                                        1,102,294            291,979            1,278,163
                                                                 ----------------     --------------    -----------------


Cash and cash equivalents - Beginning of period                          175,869             37,344                    -
                                                                 ----------------     --------------    -----------------

Cash and cash equivalents - End of period                        $     1,278,163      $     329,323     $      1,278,163
                                                                 ================     ==============    =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:

      Interest                                                   $             -      $           -     $         71,346
                                                                 ================     ==============    =================
      Income Taxes                                               $             -      $           -     $              -
                                                                 ================     ==============    =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services
                                                                 $             -      $           -     $      1,237,557
                                                                 ================     ==============    =================

                         See Accountants' Review Report
                                       F-9

                                   XSUNX, INC.
                          (A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



NOTE 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2005 and the results of operations for the three-months ended December 31, 2005 and 2004 and for the period February 25, 1997 (inception) to December 31, 2005, and cash flows for the three-months ended December 31, 2005 and 2004 and the for the period February 25, 1997 (inception) to December 31, 2005. Interim results are not necessarily indicative of results for a full year.


The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2005.

NOTE 2 - GOING CONCERN:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and as of the period ending December 31, 2005, did not have any products for sale, and had not generated any revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                   XSUNX, INC.
                          (A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



NOTE 3 - EQUITY TRANSACTIONS:


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


In December 2005, 4,375,000 warrants were issued to Cornell Capital Partners, LP at $.15 (3,125,000 warrants) and $.05 (1,250,000 warrants) over market.

The total charged to expense was $951,250 for these warrant issuances.

Issuance of Shares For Services

On or about December 5, 2005 the Company issued 40,441 shares of common stock to 1 consultant as compensation for three months of services that had been rendered to the company for a period prior to this quarter. The shares were valued at the average market price of the Company's common stock over the three month period of services which was $0.18559 per share for a total compensated value of $7,500.

                                   XSUNX, INC.
                          (A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES:

On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement dated December 12, 2005 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which $2,000,000 was advanced immediately as is included in convertible notes payable at December 31, 2005. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company, with the Securities and Exchange Commission, of a Registration Statement. The last installment of $1,000,000 will be advanced three days prior to the date the Registration Statement is declared effective by the Commission. The Debenture is convertible into shares of Common Stock at the option of the Holder at a conversion price per share equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures at the Variable Market Price. Cornell has agreed not to short any of the shares of Common Stock.

On July 14, 2005, XSUNX, Inc. entered into a Secured Convertible Debenture agreement with Cornell Capital Partners, LP in the amount of $400,000. The interest shall accrue on the outstanding principal balance hereof at an annual rate equal to twelve percent (12 %.) This Debenture shall be convertible into shares of Common Stock at the option of the Holder, with a conversion price in effect on any Conversion Date shall be equal to ten cents ($.10), which may be adjusted pursuant to the other terms of this Debenture.

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

     (g)  litigation  with or legal claims and  allegations by outside  parties;
          and

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

CURRENT OVERVIEW

         XsunX, Inc. is developing Power Glass(TM) - an innovative thin film solar technology that is intended to allow glass windows to produce electricity from the power of the sun. This process for producing electricity is known as Photovoltaics. Photovoltaic ("PV") is the science of capturing and converting solar energy into electricity.

         The Company is focusing its research and product development efforts on thin film PV devices in an effort to capitalize on what it perceives as cost and application diversity advantages to current rigid multi-crystalline silicon wafer technologies. The Company's thin film cell designs employ between .2 microns to 1.5 microns of material thickness as opposed to an approximate 400 microns of material thickness for multi-crystalline cell designs. This significant reduction in cell thickness and flexibility of the completed cell structure leads to the use of "thin film" terminology in describing the solar cell design.

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

         Building Integrated Photovoltaics or ("BIPV") allows photovoltaic material, in the form of photoelectric panels, to be incorporated into the design of building materials; thus, providing a new and smart way to integrate additional sources of power production into the operation of buildings. As the BIPV category of the photovoltaic industry is beginning its growth into the US, and worldwide markets, XsunX intends to positioned itself as one of the first companies dedicated to the large scale commercialization of BIPV through a combination of innovation and patented thin film designs and manufacturing techniques.

         Through the successful commercial development of its Power Glass(R) film, a semi-transparent solar electric glazing process, the Company anticipates being able to take advantage opportunities to provide a commercially viable method for converting large areas of architectural glass into electrical power producing systems. Upon the completion of its commercialization process the Company anticipates the majority of revenues to be derived from the sale of its proprietary manufacturing systems and the licensing of its technologies.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2005 COMPARED TO THE SAME PERIOD IN 2004

         The Company generated $8,000 in revenues in the period ended December 31, 2005 as compared to $0.0 for the same period in 2004.

         The Company incurred operating expenses totaling $1,566,359 for the three months ending December 31, 2005 compared to $164,987 for the same period in 2004. Primary sources for the increase to operating expense of $1,401,369 include: Research and Development expenses increased by $175,706 to $274,603 as compared to $98,897 for the same period in 2004, Public Relations activity increased by $26,163 to $33,352 as compared to $7,189 for the same period in 2004, Legal and Accounting expenses increased by $24,626 to $33,750 from $9,124 in 2004. The increase in overall expenses included a one-time expense of $420,000 associated with the grant of in-the-money warrants as consideration for the expansion of licensing and manufacturing rights associated with a technology sharing and license agreement granted to the Company. And, there was an additional one-time expense of $531,250 from the grant of in-the-money warrants associated with the sale by the Company of 10% secured convertible debentures in the aggregate principal amount of $5,000,000. The Company incurred additional one-time cash expenses for loan and structuring fees associated with the above referenced debenture totaling $213,000. The $1,566,359 operating expenses includes non-cash charges of $7,500 for the issuance of unregistered stock for business development and advisory services in lieu of cash payment for services.

         The net loss for the three months ending December 31, 2005 was ($1,595,533) as compared to a net loss of ($164,889) for the same period 2004. The increase of $1,430,644 in first quarter of this fiscal year includes (i) an increase in research and development expenditures of $175,706 over the first quarter in the previous fiscal year which is anticipated to continue to increase for the foreseeable future as the Company furthers efforts to complete the commercial development of a licensable process for the manufacture of semi-transparent solar electric glazing technologies, (ii) an increase to General and Administrative expenses totaling $61,413 representing the continued increase in costs associated with expansion of the Company's business plan,
(iii) $420,000 in expenses associated with the grant of in-the-money warrants as consideration for the expansion of licensing and manufacturing rights associated with a technology sharing and license agreement granted to the Company, (iv) $744,250 in expenses associated with fees resulting from financing activities from the sale by the Company of a 10% secured convertible debenture in the aggregate principal amount of $5,000,000 and, (v) $37,177 for accrued interest expenses. These expenses in the first quarter of the current fiscal year were all incurred in preparing to commercialize a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

         The Company incurred net loses of ($1,595,533) and ($164,889) in the three-month period ended December 31, 2005 and 2004 respectively. The associated net loss per share was ($.01) in the three-month period ended December 31, 2005 and nominal in the period in 2004. The Company expects the trend of losses to continue at an accelerated rate in future quarters until the Company is able to begin sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at December 31, 2005 of $1,278,163 and prepaid expenses in the amount of $300,964 as compared to cash of $175,869 and prepaid expenses in the amount of $79,984 as of September 30, 2005. The Company had a net working capital (deficit) of ($1,355,163) as compared to a working capital (deficit) of ($718,380) at September 30, 2005.

         For the three-months ended December 31, 2005, the Company's capital needs have been met from the proceeds of the sale of secured convertible debentures made by the Company. In July 2005 the Company sold a 12% secured convertible debenture in the principal amount of $850,000 and in December the Company sold a 10% secured convertible debenture in the aggregate principal amount of $5,000,000 of which the Company had received $2,000,000 as of December 31, 2005. The proceeds from the above sale of debentures were used primarily to fund the research and developments efforts and day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

         We had, at December 31, 2005, cash and cash equivalents of $1,587,109 and net working capital (deficit) of ($1,355,163). We anticipate that there will not be sufficient cash generated from operations in the current year necessary to fund our current and anticipated cash requirements. The Company may engage in efforts to obtain additional financing from equity and debt placements.

CASH FLOWS

         Cash flow used in operating activities during the three-month period ended, December 31, 2005, was ($1,848,956) as compared to using ($179,089) for the same period 2004. The increase of cash used in operations of $1,669,867 included (i) an increase in research and development expenditures of $175,706,
(ii) an increase to General and Administrative expenses totaling $61,413 representing the continued increase to costs associated with expansion of the Company's business plan, (iii) $420,000 in expenses associated with the grant of in-the-money warrants as consideration for the expansion of licensing and manufacturing rights associated with a technology sharing and license agreement granted to the Company, (iv) $744,250 in expenses associated with fees resulting from financing activities from the sale by the Company of 10% secured convertible debentures in the aggregate principal amount of $5,000,000, (v) $37,177 for accrued interest expenses and, (vi) non-cash charges of $7,500 for the issuance of unregistered stock for business development and advisory services in lieu of cash payment for services. The value of the stock issued for services was determined by using the average of the last sale closing price as quoted on the OTCBB over the three month period the services were rendered.

         The Company had net cash flows from financing activities of $2,951,250, $2,000,000 of which was from debentures sold and $951,250 was charged as a cost for issuance of warrants.

NEED FOR ADDITIONAL FINANCING

         The Company anticipates that there will be insufficient cash generated from operations in the current year necessary to fund its anticipated cash requirements. The Company has incurred operating deficits since its reorganization in October 2003, which are expected to continue until its new business model is fully developed. Accordingly, the Company is dependent on raising additional capital necessary to meet the Company's cash needs for Research, Development, General and Administrative expenses including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934.

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

         The Company has registered on Form SB-2, effective February 9, 2006, 72,879,263 shares. The registration relates to the resale by the selling stockholders of up to 72,879,263 shares of our common stock. The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The total number of shares sold herewith includes the following shares owned by or to be issued to Cornell Capital Partners LP: (i) up to 9,520,000 shares issuable upon conversion of secured convertible debentures, including interest, at a fixed conversion price of $0.10 per share; (ii) up to 50,000,000 shares issuable upon conversion of secured convertible debentures at a conversion price equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date; (iii) 4,250,000 shares issuable upon the exercise of warrants at $0.15 per share; (iv) 2,125,000 shares issuable upon the exercise of warrants at $0.20 per share; (v) 3,125,000 shares of common stock issuable upon the exercise of warrants at $0.45 per share; (vi) 1,250,000 shares of common stock issuable upon the exercise of warrants at $0.55 per share; and (vii) 2,544,031 shares previously issued.

         We are also including 65,232 shares owned by another shareholder.

         This registration may allow conversion of $5,850,000 in outstanding debentures to registered common shares and also registered shares to further allow exercise of 10,750,000 warrants for purchase of shares. Proceeds from warrant exercise, if any, will be received and used by Company.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

         The Company is in the development stage and as of the period ending December 31, 2005, did not have any products for sale, and had not generated any revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

         Based on the foregoing and the Company's history of losses, the Company's financial statements for the six-month period ended December 31, 2005 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."

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

         None.


Item 2. CHANGES IN SECURITIES

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

Termination of Distribution Agreement

         In July 2005, in association with the sale of a Convertible 12% Secured Debenture, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with an investor providing for the sale and issuance of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. The Company agreed to file a registration statement registering the Common Stock issuable upon sales under the Distribution Agreement and for the underlying shares associated with the sale of a Convertible 12% Secured Debenture. On August 17, 2005 the Company filed a registration statement with the U.S. Securities and Exchange Commission in relation to these agreements. On December 9, 2005 the Company and the investor agreed to the termination of the Distribution Agreement and withdrawal of the registration statement as part of a subsequent financing agreement, (see "Funding Agreement" above). No shares were sold under the Distribution Agreement prior to its termination.

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


Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


Item 5. OTHER INFORMATION

         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits:

               31.1 Section 302 Sarbanes-Oxley Certification

               32.1 Section 906 Sarbanes-Oxley Certification

         B. Reports on Form 8-K:

               Form 8-K Report filed on October 17, 2005.

               Form 8-K Report filed on October 28, 2005.

               Form 8-K Report filed on December 12, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 21, 2006                    XSUNX, INC.

                                            By:  /s/ Tom M. Djokovich
                                            ------------------------------------
                                            Tom M. Djokovich, Chief Executive
                                            Officer, President, and acting Chief
                                            Financial Officer



Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:  /s/ Tom M. Djokovich                             Dated: February 21, 2006
---------------------------
Director, President, CEO and acting CFO