Form 10-Q
period 2006-03-31
XSUNX INC
filed 2006-05-05
CIK 1039466

FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition period from _______________ to ______________

                        Commission file number: 000-29621

                                   XSUNX, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)


       Colorado                                          84-1384159
       --------                                          ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)



                      65 Enterprise, Aliso Viejo, CA 92656
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (949) 330-8060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

Indicate by check my whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    [_]  Yes                [ X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 2006 the number of shares outstanding of the registrant's only class of common stock was 143,372,580.


                                        Table of Contents


                                 PART I - FINANCIAL INFORMATION
                                                                                                          PAGE
Item 1.  Financial Statements....................................................................         2

         Independent Auditor's Report............................................................         F-1

         Balance Sheets March 31, 2006 (unaudited) and September 30, 2005........................         F-2

         Statements of Operations for the Three Months and Six Months ended March 31,
         2006 and 2005 (unaudited) and the period February 25, 1997 (inception)
         to March 31, 2006.......................................................................         F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to March 31, 2006 unaudited)................................................         F-4

         Statements  of Cash Flows for the Six Months  ended  March 31, 2006 and
         2005 (unaudited) and the period February 27, 1997 (inception) to March
         31, 2006................................................................................         F-5

         Notes to Financial Statements
         (Unaudited).............................................................................         F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................         3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................         7

Item 4. Controls and Procedures..................................................................         8

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................          8

Item 1A. Risk Factors............................................................................         8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................         14

Item 3.  Defaults upon Senior Securities.........................................................         16

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         16

Item 5.  Other Information ......................................................................         16

Item 6.  Exhibits................................................................................         16

Signatures.......................................................................................         17

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   XSUNX, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED March 31, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of March 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
May2, 2006


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                              Unaudited             Audited
                                                                              March 31,          September 30,
                                                                                 2006                2005
                                                                           -----------------   ------------------
ASSETS:
Current assets:
   Cash                                                                          $4,969,258            $ 175,869
   Prepaid Expenses                                                                 330,917               79,984
                                                                           -----------------   ------------------

      Total current assets                                                        5,300,175              255,853
                                                                           -----------------   ------------------


Fixed assets:
   R&D Equipment (Net)                                                              364,924              165,831
                                                                           -----------------   ------------------

      Total fixed assets                                                            364,924              165,831
                                                                           -----------------   ------------------

Other assets:
    Patents                                                                          20,000               20,000
    Deferred Financing Costs                                                        500,000                    -
    Prototype Production System                                                   1,765,000                    -
                                                                           -----------------   ------------------

      Total other assets                                                          2,285,000               20,000
                                                                           -----------------   ------------------

TOTAL ASSETS                                                                     $7,950,099            $ 441,684
                                                                           =================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable                                                              $1,228,719             $ 78,377
   Accrued Expenses                                                                   6,538               45,856
   Accrued Interest                                                                 119,167
   Notes Payable                                                                  5,000,000              850,000
                                                                           -----------------   ------------------

     Total current liabilities                                                    6,354,424              974,233
                                                                           -----------------   ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                      -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  137,997,680 shares issued and outstanding at March 31,
  2006 and  123,876,633 outstanding at September 30, 2005                         6,973,535            3,996,735
Common stock warrants                                                             2,151,250            1,200,000
Deficit accumulated during the exploratory stage                                 (7,529,110)          (5,729,284)
                                                                           -----------------   ------------------
      Total stockholders' equity (deficit)                                        1,595,675             (532,549)
                                                                           -----------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $7,950,099            $ 441,684
                                                                           =================   ==================


                                 See Accountants' Review Report



                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                                      Feb. 25, 1997
                                        Three-Months Ended                 Six-Months Ended           (Inception) to
                                             March 31,                         March 31,                March 31,
                                  --------------------------------  --------------------------------
                                      2006              2005            2006              2005             2006
                                  --------------    --------------  --------------    --------------  ---------------
Revenue                                     $ -               $ -         $ 8,000               $ -          $ 8,000

Expenses:
   Abandoned Equipment                        -                 -               -                 -              808
   Advertising                               90               550             439             2,410            4,418
   Bank Charges                             115               111             179               301            2,792
   Conferences and Seminars                   -                 -           1,500                 -            1,500
   Consulting                                 -                 -               -                 -        1,344,983
   Depreciation                          27,647                 -          27,647                 -           49,260
   Directors' Fees                            -                 -               -                 -           11,983
   Due Diligence                              -                 -          13,000                 -           45,832
   Dues and Subscriptions                   109                 -             193                 -            1,054
   Equipment Rental                           -                 -               -                 -            1,733
   Filing Fees                            9,225                 -           9,225                 -           11,025
   Impairment loss                            -                 -               -                 -          923,834
   Insurance                                  -                 -               -                 -              758
   Legal & Accounting                    35,009             9,509          68,609            18,633          364,368
   Licenses & Fees                            -                25               -                25            6,435
   Meals & Entertainment                      -                 -               -                 -            4,119
   Miscellaneous                              -               320             800               418            2,475
   Office Expenses                           77             1,143           1,550             2,548           23,383
   Patent Fees                                -                 -               -                 -              663
   Salaries                              40,670            38,227          84,899            79,112          740,221
   Postage & Shipping                       278               298             736               472            6,114
   Printing                               3,797               463           6,740               502           16,620
   Public Relations                      25,168            32,037          58,520            39,226          285,899
   Rent                                   2,250             2,250           4,500             3,750           30,463
   Research and Development             238,409           114,439         403,012           213,336        1,271,928
   Taxes                                      -                 -               -                 -            4,657
   Telephone                              2,109             1,329           3,499             2,333           43,803
   Transfer Agent Expense                    80             1,335             230             3,094           20,034
   Travel                                 7,162             3,719          12,022             4,680           86,189
   Warrant Option Expense                     -                 -         951,250                 -        2,151,250
                                  --------------    --------------  --------------    --------------  ---------------

Total Operating Expenses                392,195           205,755       1,648,550           370,840        7,458,601
                                  --------------    --------------  --------------    --------------  ---------------

Other Expense/Income
   Interest Expense                     160,500                 -         160,500                 -          286,707
   Interest Income                       (1,224)                -          (1,224)                -           (1,247)
   Forgiveness of Debt                        -                 -               -                 -          (59,773)
                                  --------------    --------------  --------------    --------------  ---------------

Net (Loss)                           $ (551,471)       $ (205,755)   $ (1,799,826)       $ (370,840)    $ (7,676,288)
                                  --------------    --------------  --------------    --------------  ---------------

Per Share Information:

   Weighted average number of
     common shares outstanding      128,401,012       120,544,239     123,876,739       114,036,102
                                  --------------    --------------  --------------    --------------

Net Loss per Common Share            $ (0.01)            $ -           $ (0.02)            $ -
                                  --------------    --------------  --------------    --------------


                                 See Accountants' Review Report


                                                  XSUNX, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 March 31, 2006
                                                  (Unaudited)
                                                     Deficit
                                                                                                         Accumulated
                                                                                           Common        During the
                                        Treasury Stock                Common Stock         Stock         Development
                                   -----------------------   --------------------------
                                     # of Shares Amount       # of Shares     Amount      Warrants         Stage         Totals
                                   -----------------------   --------------------------  ------------    -----------    ----------
                                                 C>
Balance - September 30, 1999                -         $ -        753,148    $1,894,419           $ -     $(2,475,441)   $ (581,022)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Issuance of stock for cash                  -           -         15,000        27,000             -              -        27,000
Net Loss for year                           -           -              -             -             -       (118,369)     (118,369)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - September 30, 2000                -           -        768,148     1,921,419             -     (2,593,810)     (672,391)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Extinquishment of debt                      -           -              -       337,887             -              -       337,887
Net Loss for year                           -           -              -             -             -        (32,402)      (32,402)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - September 30, 2001                -           -        768,148     2,259,306             -     (2,626,212)     (366,906)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Net Loss for year                           -           -              -             -             -        (47,297)      (47,297)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - September 30, 2002                -           -        768,148     2,259,306             -     (2,673,509)     (414,203)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Issuance of stock for Assets                -           -     70,000,000             3             -              -             3
Issuance of stock for Cash                  -           -      9,000,000       225,450             -              -       225,450
Issuance of stock for Debt                  -           -        115,000       121,828             -              -       121,828
Issuance of stock for Accruals              -           -        115,000        89,939             -              -        89,939
Issuance of stock for Services              -           -     31,300,000       125,200             -              -       125,200
Net Loss for year                           -           -              -             -             -       (145,868)     (145,868)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - September 30, 2003                -           -    111,298,148     2,821,726             -     (2,819,377)        2,349
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Issuance of stock for cash                  -           -        181,750        21,071             -              -        21,071
Issuance of stock for cash                  -           -        217,450        22,598             -              -        22,598
Issuance of stock for cash                  -           -        254,956        34,669             -              -        34,669
Issuance of stock for cash                  -           -        694,649        96,306             -              -        96,306
Issuance of stock for cash                  -           -        157,649        21,421             -              -        21,421
Issuance of stock for cash                  -           -         57,000         5,133             -              -         5,133
Issuance of stock for cash                  -           -      1,174,500        81,472             -              -        81,472
Issuance of stock for warrants              -           -              -             -     1,200,000              -     1,200,000
Net Loss for year                           -           -              -             -             -     (1,509,068)    (1,509,068)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - September 30, 2004                -           -    114,036,102     3,104,396     1,200,000     (4,328,445)      (24,049)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Issuance of stock for cash                  -           -      5,919,537       471,068             -              -       471,068
Issuance of stock for cash                  -           -        300,600        20,067             -              -        20,067
Issuance of stock for services              -           -         10,000         3,000             -              -         3,000
Issuance of stock for services              -           -        300,000        24,000             -              -        24,000
Issuance of stock for cash                  -           -        527,000        40,260             -              -        40,260
Issuance of stock for services              -           -        125,000        10,000             -              -        10,000
Issuance of stock for services              -           -        114,469        13,827             -              -        13,827
Issuance of stock for colla-
  teral                            26,798,418           -              -             -             -              -             -
Issuance of stock for loan induce
  -ment                                     -           -      2,544,031       310,117             -              -       310,117
Net Loss for Year                           -           -              -             -             -     (1,400,839)    (1,400,839)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - September 30, 2005       26,798,418           -    123,876,739     3,996,735     1,200,000     (5,729,284)     (532,549)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Issuance of stock for services              -           -         40,441         7,500             -              -         7,500
Issuance of stock for warrants              -           -              -             -       951,250              -       951,250
Issuance of stock for debenture
  conversion                                -           -      8,500,000       850,000             -              -       850,000
Issuance of stock for interest
  on debenture                        105,500     10,550                                    10,550
Issuance of stock for warrant
  conversion                                -           -      4,475,000     2,108,750                                  2,108,750
Net Loss for Period                         -           -              -             -             -     (1,799,826)    (1,799,826)
                                   -----------   ---------   ------------   -----------  ------------    -----------    ----------
Balance - March 31, 2006           26,798,418         $ -    136,997,680    $6,973,535   $ 2,151,250     $(7,529,110)   $1,595,675
                                   ===========   =========   ============   ===========  ============    ===========    ==========
All shares have been adjusted
for the 1 for 20 reverse split.


                                         See Accountants' Review Report


                                           XSUN, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method

                                                                                                            Feb. 25, 1997
                                                                            Six-Months Ended               (Inception) to
                                                                                March 31,                     March 31,
                                                                    ----------------------------------
                                                                         2006                2005               2006
                                                                    ----------------     -------------     ----------------
Cash Flows from Operating Activities:
Net Loss                                                               $ (1,799,826)        $(370,004)        $ (7,529,110)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Issuance of Common Stock for Services                                      7,500            24,000            1,303,384
   Issuance of Common Stock for Loan Inducement                                   -                 -              310,117
   Depreciation                                                              27,647                 -               49,260
   (Increase) Decrease in Prepaid Expense                                  (257,673)            2,857             (330,917)
   Increase (Decrease) in Accrued Expenses                                   79,849            (5,376)             125,705
   Increase in Accounts Payable                                           1,150,342           147,290            1,228,719
                                                                    ----------------     -------------     ----------------

Net Cash Flows Used for Operating Activities                               (792,161)         (201,233)          (4,842,842)
                                                                    ----------------     -------------     ----------------

Cash Flows from Investing Activities:
    Purchase of Fixed Asset                                                (220,000)         (173,000)            (590,053)
    Purchase of Intangible Assets                                        (1,775,000)                -           (1,785,000)
                                                                    ----------------     -------------     ----------------

Net Cash Flows Used for Investing Activities                             (1,995,000)         (173,000)          (2,375,053)
                                                                    ----------------     -------------     ----------------

Cash Flows from Financing Activities:
   Payments to Notes Payable                                               (850,000)            1,225                    -
   Deferred Financiang Costs                                               (500,000)                -             (500,000)
   Proceeds from Notes Payable                                            5,000,000                 -            5,000,000
    Issuance of Common Stock for Warrants                                   951,250                 -            2,151,250
   Issuance of Common Stock                                               2,979,300           491,135            5,360,034
                                                                    ----------------     -------------     ----------------

Net Cash Flows Provided by Financing Activities                           7,580,550           492,360           12,011,284
                                                                    ----------------     -------------     ----------------

Net Increase (Decrease) in Cash                                           4,793,389           118,127            4,793,389
                                                                    ----------------     -------------     ----------------

Cash and cash equivalents - Beginning of period                             175,869            37,344              175,869
                                                                    ----------------     -------------     ----------------

Cash and cash equivalents - End of period                                $4,969,258         $ 155,471           $4,969,258
                                                                    ================     =============     ================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                            $ 160,500               $ -            $ 285,707
                                                                    ================     =============     ================
      Income Taxes                                                              $ -               $ -                  $ -
                                                                    ================     =============     ================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                            $ 7,500          $ 24,000           $1,303,384
                                                                    ================     =============     ================


                                 See Accountants' Review Report

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three and six-months ended March 31, 2006 and 2005 and for the period February 25, 1997 (inception) to March 31, 2006, and cash flows for the six-months ended March 31, 2006 and 2005 and the for the period February 25, 1997 (inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

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

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 3 - Convertible Debentures:


On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement with Cornell Capital Partners, LP, providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 ("The Debenture") of the total amount of $5,000,000 has been advance and is include in Notes Payable at March 31, 2006. The Debenture is convertible into shares of Common Stock at the option of the Holder at a conversion price per share equal to the lesser of $.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures in the Variable Market Price. Cornell has agreed not to short any of the shares of Common Stock. As of the date of this filing there have been no conversions of this Debenture by Cornell. Interest in the amount of $119,166.67 has accrued and is included in accrued interest as of March 31, 2006.

On July 14, 2005, XSUNX, Inc., entered into a Second Convertible Debenture agreement with Cornell Capital Partners, LP in the amount of $400,000. On August 16, 2005, XSUNX, Inc, received an additional $450,000 from Cornell Capital Partners, LP bring the total principal value of the Debenture to $850,000. Interest accrued on the outstanding principal balance at an annual rate equal to twelve percent (12%). This Debenture was convertible into shares of Common Stock at the option of the Holder, with a conversion price in effect on any Conversion Date equal to ten cents ($.10). On January 12, 2006 XSUNX paid $47,216.67 of the then accrued interest to Cornell. On February 8, 2006 Cornell converted $350,000 of the principal balance of this debenture and on March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of these notes SXUNX issued 8,605,500 shares of common stock to Cornell. The remaining value of the Debenture is Zero.

                                  XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 4 - Equity Transactions:



Expanded License and Warrant Grants

Expanded Use License stock warrant MVSystems, Inc. - As consideration for the grant of an Expanded Use License on October 12, 2005, granting XSUNX additional benefits for use of licensed technologies and patents, XSUNX granted MVS a warrant, (the "Expanded Use License Stock Warrant") for the purchase of up to Seven Million (7,000,000) shares of common stock of XSUNS, the warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:


   (1) The Expanded Use License Stock Warrant allowed for the vesting of one million (1,000,000) warrants on the effective date of the agreements.

   (2)    Another  one  million   (1,000,000)   warrants   will  vest  upon  the
          satisfactory completion of Phase 4 development program for the development of technologies licensed under the Expanded Use License.

   (3) The balance of the five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting

Debenture Warrants - In connection with the issuance of a debenture in the principal amount of $5,000,000 in December, 2005, 3,125,000 warrants were granted to Cornell Capital Partners, LP at $.45 and 1,250,000 warrants were granted at $.55.

Employment Incentive Warrants - In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the market price of $1.69. The warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:

   (1) The Option shall become exercisable at the rate of 28,000 shares per month up to and through the first nine months of employment of Optionee by Company.

   (2) One Hundred Thousand (100,000) shares shall become exercisable upon the completion and delivery of a marketing plan by Optionee to the Board of Directors.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 4 - Equity Transactions (Cont):

    Expanded License and Warrant Grants (Cont)


   (3) One Hundred Forty Eight Thousand (148,000) shares shall become exercisable upon the first sale or licensure of an XSUNX, Inc. technology under the marketing plan.

The total charged in expense for the 2006 fiscal year was $951,250 for these warrant issuances.

Issuance of Shares

Debenture Conversion - On February 8, 2006 Cornell Capital Partners, LLP converted $350,000 of the principal balance of $850,000 debenture issued to Cornell in July 2005. On March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of the notes XSUNX issued 8,605,500 shares of common stock to Cornell. The remaining value of the debenture is $0.

Warrant Conversion - In February 2006, a consultant exercised 100,000 of the available 1,000,000 available $.15 cent warrants the amount of $15,000 dollars was paid to XSUNX by the consultant.

Warrant  Conversion  - In March 2006 Cornell  Capital  Partners,  LLP  exercised
3,125,000 of the  available  3,125,000  $.45  warrants and  1,250,000  $.55 cent warrants. The aggregate amount of $2,093,750 dollars was paid to XSUNX by Cornell. The Company issued 4,375,000 share of common stock in association with the exercise of these warrants.

Warrant Conversion - In April 2006 Cornell Capital Partners, LLP exercised 4,250,000 of the available 4,250,000 $.15 warrants and 2,125,000 of the available 2,125,000 $.20 cent warrants. The aggregate amount of $1,062,500 dollars was paid to XSUNX by Cornell. The Company issued 6,375,000 shares of common stock in association with the exercise of these warrants.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 4 - Equity Transactions (Cont):

Issuance of Shares for Service

As of May 4, 2006 XSUNX has accounted for $12,000 dollars in services rendered to the company in this period and the previous period, and for which XSUNX is required to issue non-registered shares in the aggregate value of $12,000. The shares may be issued based on the then current market price for the Company's common stock at the end of each month of services. Upon issuance approximately 20,000 additional shares may be issued to this service provider.


Note 5 - Property Acquisition:

Under the Phase 3 and 4 development programs the parties have planned to build a first run production Machine for the purpose of proofing and demonstrating the technology, and selling this first Machine. The parties have agreed to a 50/50 split of the net proceeds of the sale of this Machine excluding production Costs and reasonable marketing expenses.

Note 6 - Deferred Financing Costs:

Costs related to obtaining the capital funding by Cornell Capital Partners, LLP are capitalized and amortized over the term of the related debt using the straight-line method.

Item 2. MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

     In addition to statements of historical fact, this Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.


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

         Through the successful commercial development of its Power Glass(R) film, a semi-transparent solar electric glazing process, the Company anticipates being able to take advantage of opportunities to provide a commercially viable method for converting large areas of architectural glass into electrical power producing systems. Upon the completion of its commercialization process the Company anticipates the majority of revenues to be derived from the sale of its proprietary manufacturing systems and the licensing of its technologies.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE SAME PERIOD IN 2005

         The Company had no revenues in the quarter ended March 31, 2006 as well as for the same period in 2005.

            The Company incurred operating expenses totaling $392,195 for the three months ending March 31, 2006 compared to $205,755 for the same period in 2005, a 190% increase. Primary sources for the increase to operating expense of $186,440 include: Research and Development expenses increased by $123,970 to $238,409 as compared to $114,439 for the same period in 2005, Depreciation expenses increased by $27,647 as compared to $0 for the same period in 2005, Legal and Accounting expenses increased by $25,500 to $35,009 from $9,509 in 2005 and, General and Administrative expenses increased by $9,323 to $91,130 from $81,807 in 2005 representing the continued increase in costs associated with expansion of the Company's business plan. These expenses in the second quarter of the current fiscal year were all incurred in preparing to commercialize a licensable process for the manufacture of semi-transparent solar electric glazing technologies.


                  The net loss for the three months ending March 31, 2006 was ($551,471) as compared to a net loss of ($205,755) for the same period 2005. The increase of $345,716 in the second quarter of this fiscal year includes (i) an increase in research and development expenditures of $123,970 over the same period in the previous fiscal year which is anticipated to continue to increase for the foreseeable future as the Company continues the development of the Company's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies, (ii) an increase to Depreciation expenses of $27,647 over the same period in 2005 representing costs associated with the depreciation of fixed assets purchased for use in the research and development of Company products, (iii) an increase to General and Administrative expenses totaling $9,323 representing the continued increase in costs associated with expansion of the Company's business plan and, (iv) $160,500 for interest expenses associated with the issuance of convertible debentures by the Company. These expenses in the second quarter of the current fiscal year were all incurred in preparing to commercialize a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

         The Company incurred net loses of ($551,471) and ($205,755) in the three-month period ended March 31, 2006 and 2005 respectively. The associated net loss per share was ($.01) in the three-month period ended March 31, 2006 and nominal in the period in 2005. The Company expects the trend of losses to continue in the future until the Company achieves commercialization of its technology and revenues commence, of which there is no assurance.

RESULTS OF OPERATION FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE SAME PERIOD IN 2005

         The Company generated $8,000 in revenues in the six month period ended March 31, 2006 as compared to $0.0 for the same period in 2005.

         The Company incurred operating expenses totaling $1,648,550 for the six months ending March 31, 2006 compared to $370,840 for the same period in 2005, a 445% increase. The major components for the increase to operating expense of $1,277,710 include: an increase of $189,676 in research and development activities, an increase of $19,294 in public relations, an increase of $49,976 in legal & accounting expenses, an increase Depreciation expenses of $27,647 representing costs associated with the depreciation of fixed assets purchased for use in the research and development of Company products, an increase to General and Administrative expenses totaling $39,867 representing the continued increase in costs associated with expansion of the Company's business plan. The increase in overall expenses included a one-time expense of $420,000 associated with the grant of in-the-money warrants as consideration for the expansion of licensing and manufacturing rights associated with a technology sharing and license agreement granted to the Company. And, there was an additional one-time expense of $531,250 from the grant of in-the-money warrants associated with the sale by the Company of 10% secured convertible debenture in the aggregate principal amount of $5,000,000. The $1,777,710 operating expenses includes non-cash charges of $7,500 for the issuance of unregistered stock for business development and advisory services in lieu of cash payment for services.

         These expenses are anticipated to continue to increase as the Company continues to expand the development of the Company's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies.

         The net loss for the six months ending March 31, 2006 was ($1,799,826) as compared to a net loss of ($370,840) for the same period 2005. The loss per share was nominal for the period in 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2006 of $4,969,258 and prepaid expenses in the amount of $330,917 as compared to cash of $175,869 and prepaid expenses in the amount of $79,984 as of September 30, 2005. The Company had a net working capital (deficit) of ($1,054,249) as compared to a working capital (deficit) of ($718,380) at September 30, 2005.

         Cash flows used in operating activities during the six-month period ended, March 31, 2005, was ($792,161) as compared to using ($201,233) for the same period 2005. Cash flow used in investing activities was ($1,995,000) for the six months ended March 31, 2006 as compared to cash used in investing activities of ($173,000) during the six months ended March 31, 2005. Cash flow provided by financing activities was $7,580,550 for the six months ended March 31, 2006 as compared to cash provided by financing activities of $492,360 during the six months ended March 31, 2005.

         For the six-months ended March 31, 2006, the Company's capital needs have been met from the proceeds of the sale of a secured convertible debenture made by the Company, and the exercise of warrants associated with the convertible debenture. In December the Company sold a 10% secured convertible debenture in the aggregate principal amount of $5,000,000 of which the Company had received $5,000,000 as of March 31, 2005. The holder of the debenture exercised 4,375,000 of the available 4,375,000 warrants associated with this debenture. As of March 31, 2006 XsunX had received the aggregate amount of $2,093,750 for the exercise of these warrants.

         The proceeds from the above sale of a debenture and the exercise of warrants were used to fund research and developments efforts, pay financing fees associated with issuance of debentures, and to pay liabilities associated with the development of the Company's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies.

         We had, at March 31, 2006, cash and cash equivalents of $5,300,175 and a net working capital (deficit) of ($1,054,249). Although the Company has not generated any significant revenues to date, and may continue to be highly dependant upon financing to fund future operations, the Company's 2006 plan of operations requiring $4,500,000 dollars has been adequately funded. The Company may engage in efforts to obtain additional financing from equity and debt placements to fund future operations as necessary.

ADDITIONAL FINANCING

         The Company has not generated significant revenues to date and may continue to be highly dependant on financing to fund continued operations. The Company's 2006 plan of operations requiring $4,500,000 dollars has been adequately funded. The Company may engage in efforts to obtain additional financing from equity and debt placements to fund future operations as necessary.

         The Company has incurred operating deficits since its reorganization in October 2003, which are expected to continue until its new business model is fully developed. Accordingly, the Company may continue to be dependent on raising additional capital necessary to meet the Company's future cash needs for Research, Development, General and Administrative expenses including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934.

         The Company has been able to raise capital in a series of equity and debt offerings in the past and may actively pursue additional financing in the form of loans or equity placements to cover future cash needs. There can be no assurances that the Company will be able to obtain such additional financing, on terms acceptable to it and at the times required, or at all. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of commercializing a licensable process for the manufacture of semi-transparent solar electric glazing technologies.

         The Company has registered on Form SB-2, effective February 9, 2006, 72,879,263 shares. The registration relates to the resale by the selling stockholders of up to 72,879,263 shares of our common stock. The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The total number of shares sold herewith includes the following shares owned by or to be issued to Cornell Capital Partners LP: (i) up to 50,000,000 shares issuable upon conversion of secured convertible debentures at a conversion price equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date. This registration may allow conversion of $5,000,000 in outstanding debentures to registered common shares.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

     The Company is in the development stage and as of the period ending March 31, 2006 and had not generated any revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

Based on the foregoing and the Company's history of losses, the Company's financial statements for the six-month period ended March 31, 2006 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We do not have any market risk sensitive instruments. Since all opera-tions are in U.S. dollar denominated accounts, we do not have foreign currency risk. Our operating costs are reported in U.S. dollars.

         The Company does not invest in term financial products or instruments or derivatives involving risk other than money market accounts, which fluctuate with interest rates at market.

Item 4. CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         On April 19th 2006, Office Radio Network filed a lawsuit in the District Court in Colorado alleging that it has been damaged due to refusal to allow it to sell its shares under Rule 144. The Company contends that it has no liability under the complaint and intends to vigorously defend the action.

         On March 6, 2006, Ron Sentchuck filed an action against the Company in the Superior Court of California for the County of Los Angeles. The action is based on an alleged breach of an oral contract between the plaintiff and defendants, Xoptix, Inc. and the Company. The complaint consists entirely of a single cause of action for breach of oral contract and a single cause of action for specific performance. The complaint alleges that the defendants breached a claimed oral contract for the issuance of 78,750 shares and appears to assert a claim against the Company based on the allegation that the Company is the alleged successor-in-interest to Xoptix, Inc. The Company is in the process of responding to the complaint and asserts that it is not the successor-in-interest to Xoptix, Inc. and that it has no liability under the complaint. The Company intends to vigorously defend the action.


Item 1A.  RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Cautionary and Forward-Looking Statements."

RISKS RELATED TO OUR BUSINESS

WE  HAVE  NOT  GENERATED  ANY   SIGNIFICANT   REVENUES  AND  MAY  NEVER  ACHIEVE
PROFITABILITY

We are a development stage company and, to date, have not generated any significant revenues. From inception through September 30, 2005, we had an accumulated deficit of $6,204,284. For the years ended September 30, 2005 and 2004, we incurred net losses of $1,400,839 and $1,509,068, respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

OUR AUDITORS HAVE INCLUDED A GOING CONCERN QUALIFICATION IN THEIR OPINION WHICH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE CAPITAL

Our auditors have qualified their opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL

Since July 2005, we have received $5,850,000 in debt financing of which $5,000,000 remains as principal balance. We have also received an additional $2,093,750 from the cash exercise of warrants from Cornell Capital Partners LP. In the future, we may be required to raise additional funds, particularly if we exhaust the funds advanced under that agreement, are unable to generate positive cash flow as a result of our operations and are required to repay the outstanding convertible debenture as a result of Cornell Capital's failure to convert the debenture into common stock. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.


WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS

While we have made  progress  in the  development  of our  products,  it has not generated any revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to modify the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail or cease operations

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY LICENSEES; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS

We believe that virtually all of our revenues will come from the licensing of our proprietary Power Glass(TM) solar electric glazing technology to major manufacturers. We intend to offer non-exclusive licensing rights. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from licensing and service fees for our products through our distribution partners. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay the licensing and service fees for our products. In the event that we are not able to significantly increase the number of customers that license our products, or if we are unable to charge the necessary license fees, our financial condition and results of operations will be materially and adversely affected.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft or casualty insurance and we have modest liability and property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, including Mr. Tom Djokovich who has been critical to the development of our technologies and business. The loss of the services of Mr. Djokovich could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Djokovich. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development state company to a company with commercialized products and services. If we were to lose Mr. Djokovich, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We have established a plan of operations under which we rely on a strategic relationship with MVSystems, Inc, to provide general facilities, personnel, and expertise in the research and development of the technology and manufacturing process underlying our Power Glass (TM) product. A loss of this relationship for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

WE CANNOT GUARANTEE YOU THAT OUR PATENTS ARE BROAD ENOUGH TO PROVIDE ANY MEANINGFUL PROTECTION NOR CAN WE ASSURE YOU THAT ONE OF OUR COMPETITORS MAY NOT DEVELOP MORE EFFECTIVE TECHNOLOGIES, DESIGNS OR METHODS WITHOUT INFRINGING OUR INTELLECTUAL PROPERTY RIGHTS OR THAT ONE OF OUR COMPETITORS MIGHT NOT DESIGN AROUND OUR PROPRIETARY TECHNOLOGIES.

We have been granted, and exclusively own, three patents from the United States Patent and Trademark Office. We have also been granted a license to a patent and technology portfolio relating to photovoltaic technology design and development. These patents and licenses may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

We cannot rely solely on our current patents to be successful. The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same and are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. may differ substantially from that obtained in various foreign countries. In some instances, patents have been issued in the U.S. while substantially less or no protection has been obtained in Europe or other countries.

We cannot be certain of the level of protection, if any, that will be provided by our patents. If we attempt to enforce them and they are challenged in court where our competitors may raise defenses such as invalidity, unenforceability or possession of a valid license. In addition, the type and extent of any patent claims that may be issued to us in the future are uncertain. Our patents may not contain claims that will permit us to stop competitors from using similar technology.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE NOTE THAT HAS BEEN REGISTERED AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of March 31, 2006, we had 143,372,580 shares of common stock issued and outstanding. In connection with the financing arrangement that we entered into in December 2005, we also have an outstanding secured convertible debenture or an obligation to issue callable secured convertible notes that may be converted into an estimated 13,157,895 shares of common stock at current market prices under the terms of the convertible debenture.

The debenture issued in December is convertible at the lower of $0.38 or 95% of the lowest daily volume weighted average price of our common stock for the 30 trading days immediately preceding the date of conversion. The debentures issued in December 2005 limit the principal amount to be converted at the floating conversion price during any 30 day period to $350,000. Nevertheless, the number of shares of common stock issuable upon conversion of the outstanding secured convertible debentures issued in December 2005 may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

The variable price feature of our convertible debentures issued in December 2005 could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. The number of shares we will be required to issue upon conversion of the debentures will increase if the market price of our stock decreases. This will cause dilution to our existing stockholders.

THE LOWER THE STOCK PRICE, THE GREATER THE NUMBER OF SHARES ISSUABLE UNDER THE CONVERTIBLE DEBENTURE

The number of shares issuable upon conversion of the debenture issued in December 2005 is determined by the market price of our common stock prevailing at the time of each conversion. The debentures issued in December 2005 limit the principal amount to be converted at the floating conversion price during any 30-day period to $350,000. Nevertheless, the lower the market price, the greater the number of shares issuable under the debentures. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the debentures. This may lead to an escalation of lower market prices and an increasing number of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

A LOWER STOCK PRICE WILL PROVIDE AN INCENTIVE TO CORNELL TO SELL ADDITIONAL SHARES INTO THE MARKET

The number of shares that Cornell, our financier, will receive under the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the debentures. As a result, Cornell will have an incentive to sell as large a number of shares as possible to obtain a lower conversion price. This will lead to greater dilution of exiting shareholders and a reduction of the value of their investment

THE ISSUANCE OF OUR STOCK UPON CONVERSION OF THE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE EXISTING STOCKHOLDERS' EQUITY AND VOTING RIGHTS.

The debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the debentures issued in December 2005 will increase, which will materially dilute existing stockholders' equity and voting rights.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

In December 2005, we entered into a Securities Purchase Agreements for the sale of an aggregate of $5,000,000 principal amount of secured convertible debentures of which to date $5,000,000 has been funded. These debentures are due and payable, with interest, three years from their respective dates of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to maintain the effectiveness of the registration statement, could require the early repayment of the convertible debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of these debentures. If we were required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR COMMON STOCK AND ITS MARKET VALUE:

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO DISPOSE OF YOUR STOCK

Our common stock is quoted on the OTC Bulletin Board under the symbol "XSNX.OB." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o technological innovations or new products and services by us or our compet -itors;
o     additions or departures of key personnel;
o     sales of our common stock;
o     our ability to integrate operations, technology, products and services;
o     our ability to execute our business plan;
o     operating results below expectations;
o     loss of any strategic relationship;
o     industry developments;
o     economic and other external factors; and
o     period-to-period fluctuations in our financial results.

Because we have a limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

OUR COMMON STOCK IS DEEMED TO BE PENNY STOCK WITH A LIMITED TRADING MARKET

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade

"penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Expanded License and Warrant Grants

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

Debenture Warrants

         In connection with the issuance of a debenture in the principal amount of $5,000,000 in December 2005, 3,125,000 warrants were granted to Cornell Capital Partners, LP at $.45 and 1,250,000 warrants were granted at $.55.

Employment Incentive Warrants

         In connection with the issuance of an employment agreement to Joseph Grimes in April 2006 the Company granted 500,000 warrants at the then market price of $1.69. The warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:

        (1) This Option shall become exercisable at the rate of 28,000 Shares per month up to and through the first nine months of employment of Optionee by the Company.

        (2) One Hundred Thousand (100,000) Shares shall become exercisable upon the completion and delivery of a marketing plan by Optionee to the Board of Directors.

        (3) One Hundred Forty Eight Thousand (148,000) Shares shall become exercisable upon the first sale or licensure of an XsunX, Inc. technology under the marketing plan.

The total charged to expense for the 2006 fiscal year was $951,250 for these warrant issuances.


Sale of Shares

Debenture Conversion - On February 8, 2006 Cornell Capital Partners, LLP converted $350,000 of the principal balance of an $850,000 debenture issued to Cornel in July 2005. On March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of these notes XsunX issued 8,605,500 shares of common stock to Cornell. The remaining value of the debenture is $0.

Warrant Conversion - In February 2006, a consultant exercised 100,000 of the available 1,000,000 available $.15 cents warrants. The amount of $15,000 dollars was paid to XsunX by the consultant.

Warrant Conversion - In March 2006 Cornell Capital Partners, LLP exercised 3,125,000 of the available 3,125,000 $.45 warrants and 1,250,000 of the available 1,250,000 $.55 cent warrants. The aggregate amount of $2,093,750 dollars was paid to XsunX by Cornell. The Company issued 4,375,000 shares of common stock in association with the exercise of these warrants.

Warrant Conversion - In April 2006 Cornell Capital Partners, LLP exercised 4,250,000 of the available 4,250,000 $.15 warrants and 2,125,000 of the available 2,125,000 $.20 cent warrants. The aggregate amount of $1,062,500 dollars was paid to XsunX by Cornell. The Company issued 6,375,000 shares of common stock in association with the exercise of these warrants.

Issuance of Shares For Services

As of May 4th, 2006 XsunX has accounted for $12,000 dollars in services rendered to the company in this period and the previous period, and for which XsunX is required to issue non-registered shares in the aggregate value of $12,000. The shares may be issued based on the then current market price for the Company's common stock at the end of each month of services. Upon issuance approximately 20,000 additional shares may be issued to this service provider.

Funding Agreements

On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement dated December 12, 2005 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which the total amount of $5,000,000 has been advanced and is included in convertible notes payable at March 31, 2006. The Debenture is convertible into shares of Common Stock at the option of the Holder at a conversion price per share equal to the lesser of $0.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures at the Variable Market Price. Cornell has agreed not to short any of the shares of Common Stock. As of the date of this filing there have been no conversions of this Debenture by Cornell. Interest in the amount of $119,166.67 has accrued and is included in accrued interest at March 31, 2006.

On July 14, 2005, XSUNX, Inc. entered into a Secured Convertible Debenture agreement with Cornell Capital Partners, LP in the amount of $400,000. On August 16, 2005, XSUNX, Inc. received an additional $450,000 from Cornell Capital Partners, LP brining the total principal value of the Debenture $850,000 dollars. Interest accrued on the outstanding principal balance at an annual rate equal to twelve percent (12 %.) This Debenture was convertible into shares of Common Stock at the option of the Holder, with a conversion price in effect on any Conversion Date equal to ten cents ($.10). On January 12, 2006 XsunX paid $47,216.67 of the then accrued interest to Cornell. On February 8, 2006 Cornell converted $350,000 of the principal balance of this debenture and on March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of these notes XsunX issued 8,605,500 shares of common stock to Cornell. The remaining value of the Debenture is $0.


Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


Item 5. OTHER INFORMATION

         None.

Item 6. EXHIBITS

                  31       Section 302 Sarbanes-Oxley Certification
                  32       Section 906 Sarbanes-Oxley Certification

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 5, 2006                        XSUNX, INC.

                                          By:  /s/ Tom M. Djokovich
                                               ------------------------------
                                          Tom M. Djokovich, Chief Executive
                                          Officer, President, and acting Chief
                                          Financial Officer



Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:  /s/ Tom M. Djokovich                            Dated: May 5, 2006
---------------------------
Director, President, CEO and acting CFO