Form 10-Q/A
period 2006-03-30
XSUNX INC
filed 2006-08-07
CIK 1039466

FORM 10-Q/A

                                  AMENDMENT #1


                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2006

or

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

                        [ _ ]  Yes                [ X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 3, 2006 the number of shares outstanding of the registrant's only class of common stock was 153,898,896.




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

         Independent Auditor's Report............................................................         F-1

         Balance Sheets June 30, 2006 (unaudited) and September 30, 2005.........................         F-2

         Statements of Operations for the Three Months and Nine Months ended June 30,
         2006 and 2005 (unaudited) and the period February 25, 1997 (inception)
         to June 30, 2006........................................................................         F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to June 30, 2006 unaudited).................................................         F-5

         Statements of Cash Flows for the Nine Months ended June 30, 2006 and
         2005 (unaudited) and the period February 27, 1997 (inception) to June 30, 2006..........         F-9

         Notes to Financial Statements
         (Unaudited).............................................................................         F-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................         3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................         8

Item 4.  Controls and Procedures.................................................................         8

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................         8

Item 1A. Risk Factors............................................................................         9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................         15

Item 3.  Defaults upon Senior Securities.........................................................         17

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         17

Item 5.  Other Information ......................................................................         17

Item 6.  Exhibits................................................................................         17

Signatures.......................................................................................         18

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   XSUNX, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                         NINE-MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of June 30 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Jaspers + Hall, PC
----------------------
Jaspers + Hall, PC
Denver, CO
August 3, 2006


                                          XSUNX, INC.
                               (Formerly Sun River Mining, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets



                                                                                   Unaudited             Audited
                                                                                    June 30,          September 30,
                                                                                      2006                2005
                                                                                -----------------   ------------------
ASSETS:
Current assets:
   Cash                                                                               $5,176,028            $ 175,869
   Prepaid Expenses                                                                      333,429               79,984
                                                                                -----------------   ------------------

      Total current assets                                                             5,509,457              255,853
                                                                                -----------------   ------------------

Fixed assets:
   R&D Equipment (Net)                                                                   417,769              165,831
                                                                                -----------------   ------------------

      Total fixed assets                                                                 417,769              165,831
                                                                                -----------------   ------------------

Other assets:
    Patents                                                                               30,000               20,000
    Security Deposit                                                                       2,615
    Deferred Financing Costs                                                             183,334                    -
    Prototype Production System                                                        1,765,000                    -
                                                                                -----------------   ------------------

      Total other assets                                                               1,980,949               20,000
                                                                                -----------------   ------------------

TOTAL ASSETS                                                                          $7,908,175            $ 441,684
                                                                                =================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
   Accounts Payable                                                                    $ 906,963             $ 78,377
   Accrued Expenses                                                                       43,656               45,856
   Accrued Interest                                                                      210,000                    -
   Notes Payable                                                                       2,000,000              850,000
                                                                                -----------------   ------------------

     Total current liabilities                                                         3,160,619              974,233
                                                                                -----------------   ------------------

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                           -                    -
Common Stock, no par value; 500,000,000 shares authorized;
  151,267,417 shares issued and outstanding at June 30,
  2006 and  123,876,739 outstanding at September 30, 2005                             11,036,035            3,996,735
Common stock warrants                                                                  2,151,250            1,200,000
Deficit accumulated during the development stage                                      (8,439,729)          (5,729,284)
                                                                                -----------------   ------------------
      Total stockholders' equity (deficit)                                             4,747,556             (532,549)
                                                                                -----------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT                                    $7,908,175            $ 441,684
                                                                                =================   ==================

                                 See Accountants' Review Report



                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                                                                       Feb. 25, 1997
                                       Three-Months Ended                 Nine-Months Ended           (Inception) to
                                            June 30,                           June 30,                  June 30,
                                  -----------------------------      -----------------------------
                                      2006            2005               2006            2005              2006
                                  -------------    ------------      -------------    ------------    ----------------
Revenue                                    $ -             $ -            $ 8,000             $ -             $ 8,000
                                  -------------    ------------      -------------    ------------    ----------------

Expenses:
   Abandoned Equipment                       -               -                  -               -                 808
   Advertising                           1,982           1,344              2,421           3,754               6,400
   Bank Charges                             78              71                244             372               2,870
   Conferences and Seminars              7,040                              8,540               -               8,540
   Consulting                           19,382          10,000             19,382          10,000           1,217,337
   Depreciation                         27,647               -             55,294               -             104,554
   Directors' Fees                           -               -                  -               -              11,983
   Due Diligence                             -               -             13,000               -              45,832
   Dues and Subscriptions                    -               -                  -                               1,054
   Equipment Rental                          -               -                  -               -               1,733
   Filing Fees                               -               -              4,625               -               6,425
   Impairment loss                           -               -                  -               -             923,834
   Insurance                                 -               -                  -               -                 758
   Legal and Accounting                 21,244          31,150             89,853          49,783             385,612
   Licenses & Fees                           -               -                  -              25               6,435
   Meals & Entertainment                     -             551                  -             551               4,119
   Office Expenses                       2,633             587              2,891           3,135              24,725
   Other Operating Expenses                832           2,098              1,632           2,098               3,307
   Patent Fees                             625               -                625               -               1,288
   Salaries                             87,152          41,032            172,050         120,144             827,373
   Postage & Shipping                       33             377                768             849               6,147
   Printing                                944           1,219              7,684           1,721              17,564
   Public Relations                     76,742          42,645            129,263          81,871             362,641
   Rent                                  1,950           3,290              6,450           7,040              32,413
   Research and Development            368,608         144,310            679,884         357,646           1,640,536
   Subscription Reports                  2,594             104              2,787             104               2,787
   Taxes                                     -               -                  -               -               4,657
   Telephone                             1,961           1,342              5,292           3,675              45,764
   Transfer Agent Expense                   91             319                321           3,413              20,125
   Travel                               13,142           1,904             25,165           6,584              99,331
   Warrant Option Expense                    -               -            951,250               -           2,151,250
                                  -------------    ------------      -------------    ------------    ----------------

Total Operating Expenses               634,680         282,343          2,179,421         652,765           7,960,994
                                  -------------    ------------      -------------    ------------    ----------------

Other Income (Expense)
   Interest Expense                    515,555               -            567,999               -             567,999
   Returned Merchandise                      -             (98)                 -            (516)               (516)
   Interest Income                     (28,811)              -            (28,975)              -             (28,975)
   Forgiveness of Debt                       -               -                  -               -             (59,773)
                                  -------------    ------------      -------------    ------------    ----------------

Net (Loss)                        $ (1,121,424)     $ (282,245)      $ (2,710,445)     $ (652,249)       $ (8,439,729)
                                  -------------    ------------      -------------    ------------    ----------------

Per Share Information:


   Weighted average number of
     common shares outstanding     147,013,051     120,544,239        127,245,894     114,036,102
                                  -------------    ------------      -------------    ------------


Net Loss per Common Share           $ (0.007)       $ (0.002)           $(0.021)       $ (0.006)
                                  -------------    ------------      -------------    ------------

                                         See Accountants' Review Report

z
                                                   XSUN, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Companay)
                                            Statements of Cash Flows
                                                  (Unaudited)

                                                                                                  Feb. 25, 1997
                                                                    Nine-Months Ended             (Inception) to
                                                                        June 30,                     June 30,
                                                              -------------------------------
                                                                  2006              2005               2006
                                                              --------------     ------------     ---------------
Cash Flows from Operating Activities:
Net Loss                                                        $(2,710,445)       $(652,249)       $ (8,439,729)
   Issuance of Common Stock for Services                              7,500           34,000           1,303,384
   Issuance of Common Stock for Loan Inducement                           -                -             310,117
   Warrant expense                                                  951,250                -           2,151,250
   Amortization of loan fees                                        316,666                -             316,666
   Issuance of Common Stock for Interest                             10,550                -              10,550
   Depreciation                                                      55,294                -              76,907
  Adjustments to reconcile net loss to cash used in
    operating activities:
   (Increase) Decrease in Deposits                                   (2,615)           2,500              (2,615)
   (Increase) in Prepaid Expenses                                  (253,445)         (23,500)           (333,429)
   Increase in Accrued Expenses & Taxes                             207,800            1,576             253,656
   Increase in Accounts Payable                                     828,586          256,779             906,963
                                                              --------------     ------------     ---------------
Net Cash Flows Used for Operating Activities                       (588,859)        (380,894)         (3,446,280)
                                                              --------------     ------------     ---------------
Cash Flows from Investing Activities:
    Purchase of Fixed Assets                                       (307,232)        (173,000)           (473,063)
    Purchase of Prototype and Patent                             (1,775,000)         (10,000)         (1,795,000)
                                                              --------------     ------------     ---------------
Net Cash Flows Used for Investing Activities                     (2,082,232)        (183,000)         (2,268,063)
                                                              --------------     ------------     ---------------
Cash Flows from Financing Activities:
   Payment of Note Payable                                                -           (1,225)                  -
   Proceeds from Notes Payable - Net                              4,500,000                -           4,500,000
   Issuance of Common Stock                                       3,171,250          531,395           6,390,371
                                                              --------------     ------------     ---------------
Net Cash Flows Provided by Financing Activities                   7,671,250          530,170          10,890,371
                                                              --------------     ------------     ---------------
Net Increase (Decrease) in Cash                                   5,000,159          (33,724)          5,176,028
                                                              --------------     ------------     ---------------
Cash and cash equivalents - Beginning of period                     175,869           37,344                   -
                                                              --------------     ------------     ---------------
Cash and cash equivalents - End of period                       $ 5,176,028          $ 3,620          $5,176,028
                                                              ==============     ============     ===============
Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                          $ -              $ -            $ 71,346
                                                              ==============     ============     ===============
      Income Taxes                                                      $ -              $ -                 $ -
                                                              ==============     ============     ===============
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                    $ 7,500         $ 34,000          $1,303,384
                                                              ==============     ============     ===============
    Conversion of debt for stock                                $ 3,850,000              $ -          $3,850,000
                                                              ==============     ============     ===============

                                         See Accountants' Review Report

                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                  (Unaudited)
                                                     Deficit
                                                                                                           Accumulated
                                                                                               Common       During the
                                             Treasury Stock                Common Stock        Stock       Exploration
                                         ------------------------    --------------------------
                                          # of Shares  ount       # of Shares    Amount       Warrants      Stage         Totals
                                                                                             -----------  -----------    ----------
Balance - September 30, 1999                      -      $ -         753,148    $1,894,419          $ -   $(2,475,441)   $(581,022)
                                                                 ------------  ------------  -----------  -----------    ----------
Issuance of stock for cash                        -        -          15,000        27,000            -            -        27,000
Net Loss for year                                 -        -               -             -            -     (118,369)     (118,369)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - September 30, 2000                      -        -         768,148     1,921,419            -   (2,593,810)     (672,391)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Extinquishment of debt                            -        -               -       337,887            -            -       337,887
Net Loss for year                                 -        -               -             -            -      (32,402)      (32,402)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - September 30, 2001                      -        -         768,148     2,259,306            -   (2,626,212)     (366,906)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Net Loss for year                                 -        -               -             -            -      (47,297)      (47,297)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - September 30, 2002                      -        -         768,148     2,259,306            -   (2,673,509)     (414,203)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Issuance of stock for Assets                      -        -      70,000,000             3            -            -             3
Issuance of stock for Cash                        -        -       9,000,000       225,450            -            -       225,450
Issuance of stock for Debt                        -        -         115,000       121,828            -            -       121,828
Issuance of stock for Accruals                    -        -         115,000        89,939            -            -        89,939
Issuance of stock for Services                    -        -      31,300,000       125,200            -            -       125,200
Net Loss for year                                 -        -               -             -            -     (145,868)     (145,868)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - September 30, 2003                      -        -     111,298,148     2,821,726            -   (2,819,377)        2,349
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Issuance of stock for cash                        -        -         181,750        21,071            -            -        21,071
Issuance of stock for cash                        -        -         217,450        22,598            -            -        22,598
Issuance of stock for cash                        -        -         254,956        34,669            -            -        34,669
Issuance of stock for cash                        -        -         694,649        96,306            -            -        96,306
Issuance of stock for cash                        -        -         157,649        21,421            -            -        21,421
Issuance of stock for cash                        -        -          57,000         5,133            -            -         5,133
Issuance of stock for cash                        -        -       1,174,500        81,472            -                     81,472
Issuance of common stock warrants                 -        -               -             -    1,200,000            -     1,200,000
Net Loss for period                               -        -               -             -            -   (1,509,068)    (1,509,068)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - September 30, 2004                      -        -     114,036,102     3,104,396    1,200,000   (4,328,445)      (24,049)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Issuance of stock for cash                        -        -       5,919,537       471,068            -            -       471,068
Issuance of stock for cash                        -        -         300,600        20,067            -            -        20,067
Issuance of stock for services                    -        -         310,000        27,000            -            -        27,000
Issuance of stock for cash                        -        -         527,000        40,260            -            -        40,260
Issuance of stock for services                    -        -         125,000        10,000            -            -        10,000
Issuance of stock for services                    -        -         114,469        13,827            -            -        13,827
Issuance of stock for collateral         26,798,418        -               -             -            -            -             -
Issuance of stock for loan inducement             -        -       2,544,031       310,117            -            -       310,117
Net Loss for Period                               -        -               -             -            -   (1,400,839)    (1,400,839)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - September 30, 2005             26,798,418        -     123,876,739     3,996,735    1,200,000   (5,729,284)     (532,549)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Issuance of stock for services                    -        -          40,441         7,500            -            -         7,500
Issuance of common stock warrants                 -        -               -             -      951,250            -       951,250
Issuance of stock for debenture conversion        -        -       8,500,000       850,000            -            -       850,000
Issuance of stock for interest on debenture       -        -         105,500        10,550            -            -        10,550
Issuance of stock for warrant conversion          -        -       4,475,000     2,108,750            -            -     2,108,750
Issuance of stock for warrant conversion          -        -       6,375,000     1,062,500            -            -     1,062,500
Issuance of stock for debenture conversion        -        -       7,894,737     3,000,000            -            -     3,000,000
Net Loss for Period                               -        -               -             -            -   (2,710,445)    (2,710,445)
                                         -----------   ------    ------------  ------------  -----------  -----------    ----------
Balance - June 30, 2006                  26,798,418      $ -     151,267,417   $11,036,035   $2,151,250   $(8,439,729)   $4,747,556
                                         ===========   ======    ============  ============  ===========  ===========    ==========

                                         See Accountants' Review Report

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and nine-months ended June 30, 2006 and 2005 and for the period February 25, 1997 (inception) to June 30, 2006, and cash flows for the nine-months ended June 30, 2006 and 2005 and the for the period February 25, 1997 (inception) to June 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

The Company is in the development stage and has not earned any significant revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Convertible Debentures:

On July 14, 2005, XSUNX, Inc., entered into a Convertible Debenture agreement with Cornell Capital Partners, LP in the amount of $400,000. On August 16, 2005, XSUNX, Inc, received an additional $450,000 from Cornell Capital Partners, LP bring the total principal value of the Debenture to $850,000. Interest accrued on the outstanding principal balance at an annual rate equal to twelve percent (12%). This Debenture was convertible into shares of Common Stock at the option of the Holder, with a conversion price in effect on any Conversion Date equal to ten cents ($.10). On January 12, 2006 XSUNX paid $47,216.67 of the then accrued interest to Cornell. On February 8, 2006 Cornell converted $350,000 of the principal balance of this debenture and on March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of these notes XsunX issued 8,605,500 shares of common stock to Cornell. The remaining balance of the Debenture is Zero.

On December 2, 2005, XsunX, Inc. consummated a second Securities Purchase Agreement with Cornell Capital Partners, LP, providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 ("The Debenture") of the total amount of $5,000,000 has been advance and the remaining $1,000,000 un-paid principal balance of this Debenture is include in Notes Payable at June 30, 2006. The Debenture is convertible into shares of Common Stock at the option of the Holder at a conversion price per share equal to the lesser of $.38 or 95% of the lowest daily volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding the date of conversion (the "Variable Market Price"). Unless waived by the Company, the Holders may not, together with their affiliates, convert more than an aggregate of $350,000 in any 30-day period of principal amount of the Debentures in the Variable Market Price. Cornell has agreed not to short any of the shares of Common Stock. As of the date of this filing there have been three conversions of this Debenture by Cornell totaling $4,000,000 resulting in a remaining principal balance of $1,000,000. Interest in the amount of approximately $210,000 has accrued and is included in accrued interest as of June 30, 2006.

Note 4 - Equity Transactions:

Warrant Grants
--------------

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

        (2) Another one million (1,000,000) warrants will vest upon the satisfactory completion of a Phase 4 development program for the development of certain opaque solar technologies.

        (3) The balance of the remaining five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.

Debenture Warrants - In connection with the issuance of a debenture in the principal amount of $5,000,000 in December, 2005, 3,125,000 warrants were granted to Cornell Capital Partners, LP at $.45 and 1,250,000 warrants were granted at $.55.

The total charged in expense for the 2006 fiscal year has been $951,250 for the issuance of the above described Expanded Use License and Debenture warrants.

Employment Incentive Warrants - In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant and to the grant of a new warrant agreement in the amount of 500,000 warrants at the then market price of $.51. The warrant will expire five
(5) years after the date of the grant and is subject to the following vesting provisions:

        (1) The Warrant shall become exercisable at the rate of 28,000 shares per month up to and through the first nine months of employment of Optionee by Company.

        (2) One Hundred Thousand (100,000) shares shall become exercisable upon the completion and delivery of a marketing plan by Optionee to the Board of Directors.

        (3) One Hundred Forty Eight Thousand (148,000) shares shall become exercisable upon the first sale or licensure of an XSUNX, Inc. technology under the marketing plan.

Issuance of Shares
------------------
Debenture Conversion - On February 8, 2006 Cornell Capital Partners, LLP converted $350,000 of the principal balance of $850,000 debenture issued to Cornell in July 2005. On March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of the notes XSUNX issued 8,605,500 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.10. The remaining value of the debenture is $0.

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

Debenture Conversions - On May 10, 2006 Cornell Capital Partners, LLP converted $2,000,000 of the principal balance of the $5,000,000 debenture issued to Cornell in December 2005 and the Company issued 5,263,158 shares of common stock to Cornell. Subsequently, on June 12 Cornell converted another $1,000,000 and the Company issued 2,631,579 shares of common stock to Cornell, and on July 17, 2006 another $1,000,000 was converted by Cornell for which the Company issued 2,631,579 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.38 each. The remaining un-paid principal balance of the Debenture as of August 3, 2006 is $1,000,000.

Issuance of Shares for Service
------------------------------

XSUNX has accounted for $18,000 dollars in services rendered in accounts payable to the Company in the nine-months ended June 30, 2006, and for which XSUNX is required to issue non-registered shares in the aggregate value of $18,000. The shares may be issued based on the then current market price for the Company's common stock at the end of each month of services. Upon issuance approximately 23,058 shares may be issued to this service provider.

Note 5 - Property Acquisition:

Subject to the terms of the Expanded Use License Agreement between XsunX and MVSystems, Inc. the parties have planned to build a first run production Machine for the purpose of proofing and demonstrating technology. XsunX may attempt to market this Machine. In the event that XsunX sells this first Machine the parties have agreed to a 50/50 split of the net proceeds of the sale of this Machine excluding production Costs and reasonable marketing expenses.

Note 6 - Deferred Financing Costs:

Costs related to obtaining the capital funding by Cornell Capital Partners, LLP are capitalized and amortized over the term of the related debt using the straight-line method.

Note 7 - Commitments and Contingencies

Operating Leases
----------------

In April 2006 the Company entered into a three year lease for operations facilities in Golden, CO. The Company provided a $2,615 security deposit and expensed $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $825 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities.

Annual                                      Annualized                Monthly
Rent Schedule          Rate/sf              Rent                      Rent
-------------          -------              ----                      ----
 7/1/06-6/30/07            $6.75            $20,250.00                $1,687.50
 7/1/07-6/30/08            $6.95            $20,850.00                $1,737.50
 7/1/08-6/30/09            $7.16            $21,480.00                $1,790.00

Item 2. MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS


In addition to statements of historical fact, this Form 10-Q/A contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.


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

CURRENT OVERVIEW

XsunX,  Inc.  is  developing  and  commercializing   innovative  new  thin  film
photovoltaic (TFPV) solar cell technologies and manufacturing processes to service expanding global energy demands. The Company has focused its efforts on lowering the cost per watt of solar power and making solar cell technology easier to use in a wide variety of applications. XsunX calls this dual improvement to cost and efficiency the XFactor(TM). The process for producing electricity is known as Photovoltaics. Photovoltaics ("PV") is the science of capturing and converting solar energy into electricity.

The Company is focusing its research and product development efforts on thin film PV devices and their manufacturing methods in an effort to capitalize on what it perceives as cost and application diversity advantages to current rigid multi-crystalline silicon wafer technologies. The Company's thin film cell designs employ between .2 microns to 1.5 microns of material thickness as opposed to an approximate 400 microns of material thickness for multi-crystalline cell designs. This significant reduction in cell thickness and flexibility of the completed cell structure leads to the use of "thin film" terminology in describing the solar cell design.

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

Through the successful commercial development of its Power Glass(R) film, a semi-transparent solar electric glazing process, patent pending multi-terminal solar cell designs, patented and innovative new manufacturing methods the Company anticipates being able to take advantage of opportunities to provide manufacturers of solar products exciting new application opportunities and reductions to the cost per watt of solar power. The Company anticipates the majority of revenues to be derived from the sale of its proprietary manufacturing systems and the licensing of its technologies.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE SAME PERIOD IN 2005

The Company had no revenues in the quarter ended June 30, 2006 nor in the same period in 2005.

The Company incurred operating expenses totaling $634,680 for the three months ending June 30, 2006 compared to $282,343 for the same period in 2005, a 225% increase. Primary sources for the increase to operating expense of $352,337 include: Research and Development expenses increased by $224,298 to $368,608 as compared to $144,310 for the same period in 2005, Depreciation expenses increased by $27,647 as compared to $0 for the same period in 2005, Public Relations expenses increased by $34,097 to $76,742 from $42,645 in 2005 and, General and Administrative expenses increased by $66,295 to $161,683 from $95,388 in 2005 representing the continued increase in costs associated with expansion of the Company's business plan. These expenses in the third quarter of the current fiscal year were all incurred in preparing to commercialize innovative new thin film photovoltaic (TFPV) solar cell technologies and manufacturing processes in an attempt to address expanding global energy demands.

The net loss for the three months ending June 30, 2006 was ($1,121,424) as compared to a net loss of ($282,245) for the same period 2005. The increase of $839,179 in the third quarter of this fiscal year includes (i) an increase in research and development expenditures of $224,298 over the same period in the previous fiscal year which is anticipated to continue to increase for the foreseeable future as the Company continues the development of the Company's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies, (ii) an increase to Depreciation expenses of $27,647 over the same period in 2005 representing costs associated with the depreciation of fixed assets purchased for use in the research and development of Company products, (iii) an increase to Public Relations expenses of $34,097 over the same period in 2005 associated with an increase to marketing efforts, (iv) an increase to General and Administrative expenses totaling $66,295 representing the continued increase in costs associated with expansion of the Company's business plan, (v) $198,889 for interest expenses associated with the issuance of convertible debentures by the Company, and (vi) $316,666 for loan origination costs associated with the issuance of a debenture in December 2005. These expenses in the third quarter of the current fiscal year include credits for interest income totaling $28,811 and were all incurred in preparing to commercialize innovative new thin film photovoltaic (TFPV) solar cell technologies and manufacturing processes in an attempt to address expanding global energy demands.

The Company incurred net loses of ($1,121,424) and ($282,245) in the three-month period ended June 30, 2006 and 2005 respectively. The associated net loss per share was $.007 in the three-month period ended June 30, 2006 and nominal in the period in 2005. The Company the trend of losses to continue in the future until the Company achieves commercialization of its technology and significant revenues commence, of which there is no assurance.

RESULTS OF OPERATION FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE SAME PERIOD IN 2005

The Company generated $8,000 in revenues in the nine month period ended June 30, 2006 as compared to $0.0 for the same period in 2005.

The Company incurred operating expenses totaling $2,179,421 for the nine months ending June 30, 2006 compared to $652,765 for the same period in 2005, a 334% increase. The major components for the increase to operating expense of $1,526,656 include: an increase of $322,238 in research and development activities, an increase of $47,392 in public relations, an increase of $40,070 in legal & accounting expenses, an increase Depreciation expenses of $55,294 representing costs associated with the depreciation of fixed assets purchased for use in the research and development of Company products, an increase to General and Administrative expenses totaling $110,412 representing the continued increase in costs associated with expansion of the Company's business plan. The increase in overall expenses included a one-time expense of $420,000 associated with the grant of in-the-money warrants as consideration for the expansion of licensing and manufacturing rights associated with a technology sharing and license agreement granted to the Company. And, there was an additional one-time expense of $531,250 from the grant of in-the-money warrants associated with the sale by the Company of 10% secured convertible debenture in the aggregate principal amount of $5,000,000. The $2,179,421 operating expenses includes non-cash charges of $18,000 for the issuance of unregistered stock for business development and advisory services in lieu of cash payment for services.

These expenses may continue to increase as the Company continues to expand the development of it's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies.

The net loss for the nine months ending June 30, 2006 was ($2,710,445) as compared to a net loss of ($652,249) for the same period 2005. The loss per share was $.021 for the period in 2006 and nominal for 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at June 30, 2006 of $5,176,028 and prepaid expenses in the amount of $333,429 as compared to cash of $175,869 and prepaid expenses in the amount of $79,984 as of September 30, 2005. The Company had a net working capital of $2,348,838 as compared to a working capital (deficit) of ($718,380) at September 30, 2005.

Cash flows used in operating activities during the nine-month period ended, June 30, 2006, was ($588,859) as compared to using ($380,894) for the same period 2005. Cash flow used in investing activities was ($2,082,232) for the nine months ended June 30, 2006 as compared to cash used in investing activities of ($183,000) during the nine months ended June 30, 2005. Cash flow provided by financing activities was $7,671,250 for the nine months ended June 30, 2006 as compared to cash provided by financing activities of $530,170 during the nine months ended June 30, 2005.

For the nine-months ended June 30, 2006, the Company's primary capital needs have been met from the proceeds of the sale of a secured convertible debenture made by the Company, and the exercise of warrants associated with the convertible debenture and a previous convertible debenture. In December the Company sold a 10% secured convertible debenture in the aggregate principal amount of $5,000,000 of which the Company had received, less loan fees, the net amount of $4,500,000 as of February 2006. The holder of the debenture has exercised 10,750,000 of the available 10,750,000 warrants associated with this debenture and a previous debenture issued to the same holder. As of June 30, 2006 XsunX had received the aggregate amount of $3,156,250 for the exercise of all available warrants under both debentures.

The proceeds from the above sale of debentures and the exercise of warrants were used to fund research and developments efforts, pay financing fees associated with issuance of debentures, and to pay liabilities associated with the development of the Company's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies.

We had, at June 30, 2006, cash and cash equivalents of $5,176,028 and net working capital of $2,348,838. Although the Company has not generated any significant revenues to date, and may continue to be highly dependant upon financing to fund future operations, the Company's 2006 plan of operations requiring $4,500,000 dollars has been adequately funded. The Company may engage in efforts to obtain additional financing from equity and debt placements to fund future operations as necessary.

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

The Company has been able to raise capital in a series of equity and debt offerings in the past and may actively pursue additional financing in the form of loans or equity placements to cover future cash needs. There can be no assurances that the Company will be able to obtain such additional financing, on terms acceptable to it and at the times required, or at all. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of commercializing its technologies.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

The Company is in the development stage and as of the period ending June 30, 2006, and had not generated significant revenue from sales or other operating activities. To date the Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

Based on the foregoing and the Company's history of losses, the Company's financial statements for the nine-month period ended June 30, 2006 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any market risk sensitive instruments. Since all operations are in U.S. dollar denominated accounts, we do not have foreign currency risk. Our operating costs are reported in U.S. dollars.

The Company does not invest in term financial products or instruments or derivatives involving risk other than money market accounts, which fluctuate with interest rates at market.

Item 4. CONTROLS AND PROCEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 6, 2006, Ron Sentchuck filed an action against the Company in the Superior Court of California for the County of Los Angeles. The Company was dismissed from this action on August 3, 2006.

On April 19th 2006, Office Radio Network filed a lawsuit in the District Court in Colorado alleging that it has been damaged due to refusal to allow it to sell its shares under Rule 144. The Company contends that it has no liability under the complaint and intends to vigorously defend the action.

Item 1A.  RISK FACTORS


An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described on this Form 10-Q/A and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company. If any of the risks discussed in these reports actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Cautionary and Forward-Looking Statements."


RISKS RELATED TO OUR BUSINESS
-----------------------------

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL

Since July 2005, we have received $5,850,000 in debt financing of which $1,000,000 remains as principal balance as of August 3, 2006. We have also received an additional $3,156,250 from the cash exercise of warrants from Cornell Capital Partners LP. In the future, we may be required to raise additional funds, particularly if we exhaust the funds advanced under that agreement, are unable to generate positive cash flow as a result of our operations and are required to repay the outstanding convertible debenture as a result of Cornell Capital's failure to convert the debenture into common stock. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS

While we have made progress in the development of our products, it has not generated any significant revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to modify the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail or cease operations

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY LICENSEES; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS

We believe that virtually all of our revenues will come from the licensing of our proprietary technologies to major manufacturers. We intend to offer non-exclusive licensing rights. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from licensing and service fees for our products through our distribution partners. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay the licensing and service fees for our products. In the event that we are not able to significantly increase the number of customers that license our products, or if we are unable to charge the necessary license fees, our financial condition and results of operations will be materially and adversely affected.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, including Mr. Tom Djokovich who has been critical to the development of our technologies and business. The loss of the services of Mr. Djokovich could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Djokovich. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Djokovich, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING THE BUSINESS TO SUFFER.

We have established a plan of operations under which we rely on a strategic relationship with MVSystems, Inc, to provide general facilities, personnel, and expertise in the research and development of the technology and manufacturing process underlying the development of two of our key technology product. A loss of this relationship for any reason could cause us to experience difficulties in completing the development of these products and further implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

WE CANNOT GUARANTEE YOU THAT OUR PATENTS ARE BROAD ENOUGH TO PROVIDE ANY MEANINGFUL PROTECTION NOR CAN WE ASSURE YOU THAT ONE OF OUR COMPETITORS MAY NOT DEVELOP MORE EFFECTIVE TECHNOLOGIES, DESIGNS OR METHODS WITHOUT INFRINGING OUR INTELLECTUAL PROPERTY RIGHTS OR THAT ONE OF OUR COMPETITORS MIGHT NOT DESIGN AROUND OUR PROPRIETARY TECHNOLOGIES.

We have been granted, and exclusively own, three patents from the United States Patent and Trademark Office. We have also been granted a license to a patent and technology portfolio relating to photovoltaic technology design, manufacturing processes, and the development of technology. These patents and licenses may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

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

As of June 30, 2006, we had 151,267,317 shares of common stock issued and outstanding. In connection with the financing arrangement that we entered into in June 2005 and December 2005, we also had outstanding secured convertible debentures in the principal amount of $5,850,000 that may be converted into shares of common stock. As of August 3, 2006 the Company had issued 19,026,316 shares for the conversion of $4,850,000 of the principal balance of these debentures.

The debenture issued in June 2005 has been fully converted by the holder into shares of the Company. There is no remaining principal or interest balance on this debenture.

The debenture issued in December is convertible at $0.38 or if the current market price for our shares is below $.38 then the holder may convert at a floating conversion price of 95% of the lowest daily volume weighted average price of our common stock for the 30 trading days immediately preceding the date of conversion. The debentures issued in December 2005 limit the principal amount to be converted at the floating conversion price during any 30 day period to $350,000. Nevertheless, the number of shares of common stock issuable upon conversion of the outstanding secured convertible debentures issued in December 2005 may increase if the market price of our stock declines below $.38. The sale of these shares may adversely affect the market price of our common stock.

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

THE LOWER THE STOCK PRICE, THE GREATER THE NUMBER OF SHARES ISSUABLE UNDER THE CONVERTIBLE DEBENTURE

The number of shares issuable upon conversion of the debenture issued in December 2005 is determined by the market price of our common stock prevailing at the time of each conversion. The debentures issued in December 2005 limit the principal amount to be converted at the floating conversion price during any 30-day period to $350,000. Nevertheless, the lower the market price the greater the number of shares issuable under the debenture. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the debenture. This may lead to an escalation of lower market prices and an increasing number of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

A LOWER STOCK PRICE WILL PROVIDE AN INCENTIVE TO CORNELL TO SELL ADDITIONAL SHARES INTO THE MARKET

The number of shares that Cornell, our financier, will receive under the convertible debentures is determined by dividing the amount of a conversion notice by either $.38 or if the current market price for the Company shares is below $.38 the holder may convert at a floating conversion price of 95% of the lowest daily volume weighted average price of our common stock for the 30 trading days immediately preceding the date of conversion. In the event of a floating price conversion, the lower the market price, the greater the number of shares issuable under the debenture. As a result, Cornell will have an incentive to sell as large a number of shares as possible to obtain a lower conversion price. This will lead to greater dilution of exiting shareholders and a reduction of the value of their investment

THE ISSUANCE OF OUR STOCK UPON CONVERSION OF THE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE EXISTING STOCKHOLDERS' EQUITY AND VOTING RIGHTS.

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

In December 2005, we entered into a Securities Purchase Agreements for the sale of an aggregate of $5,000,000 principal amount of secured convertible debentures of which to date $5,000,000 has been funded. The principal remaining balance of these debentures as of August 3, 2006 was $1,000,000. These debentures are due and payable, with interest, three years from their respective dates of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to maintain the effectiveness of the registration statement, could require the early repayment of the convertible debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of these debentures. If we were required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR COMMON STOCK AND ITS MARKET VALUE:

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO DISPOSE OF YOUR STOCK

Our common stock is quoted on the OTC Bulletin Board under the symbol "XSNX." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o technological innovations or new products and services by us or our competitors;
o     additions or departures of key personnel;
o     sales of our common stock;
o     our ability to integrate operations, technology, products and services;
o     our ability to execute our business plan;
o     operating results below expectations;
o     loss of any strategic relationship;
o     industry developments;
o     economic and other external factors; and
o     period-to-period fluctuations in our financial results.

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Employment Incentive Warrants
-----------------------------

         In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant and to the grant of a new warrant agreement in the amount of 500,000 warrants at the then market price of $.51. The warrant will expire five (5) years after the date of the grant and is subject to the following vesting provisions:

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

Sale of Shares
--------------

Debenture Conversion - On February 8, 2006 Cornell Capital Partners, LLP converted $350,000 of the principal balance of an $850,000 debenture issued to Cornel in July 2005. On March 1, 2006 Cornell converted the remaining principal and accrued interest balance totaling $510,550. Upon conversion of these notes XsunX issued 8,605,500 shares of common stock to Cornell. The remaining balance of the debenture is $0.

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

Debenture Conversions - On May 10, 2006 Cornell Capital Partners, LLP converted $2,000,000 of the principal balance of the $5,000,000 debenture issued to Cornell in December 2005 and the Company issued 5,263,158 shares of common stock to Cornell. Subsequently, on June 12 Cornell converted another $1,000,000 and the Company issued 2,631,579 shares of common stock to Cornell, and on July 17, 2006 another $1,000,000 was converted by Cornell for which the Company issued 2,631,579 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.38 each. The remaining un-paid principal balance of the Debenture as of August 3, 2006 is $1,000,000.

Issuance of Shares For Services
-------------------------------

XSUNX has accounted for $18,000 dollars in services rendered in accounts payable to the Company in the nine-months ended June 30, 2006, and for which XSUNX is required to issue non-registered shares in the aggregate value of $18,000. The shares may be issued based on the then current market price for the Company's common stock at the end of each month of services. Upon issuance approximately 23,058 shares may be issued to this service provider.

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


Dated: August 4, 2006                       XSUNX, INC.

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




By:  /s/ Tom M. Djokovich                           Dated: August 7, 2006
---------------------------
Director, President, CEO and acting CFO