Form 10-Q
period 2006-06-30
XSUNX INC
filed 2006-08-07
CIK 1039466

FORM 10-Q
                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

         Notes to Financial Statements
         (Unaudited).............................................................................         F-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................         3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................         7

Item 4. Controls and Procedures..................................................................         7

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................         8

Item 1A. Risk Factors............................................................................         8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................         13

Item 3.  Defaults upon Senior Securities.........................................................         14

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         14

Item 5.  Other Information ......................................................................         14

Item 6.  Exhibits................................................................................         14

Signatures.......................................................................................         15

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
                                                                                =================   ==================

                                 See Accountants' Review Report



                                                  XSUNX, INC.
                                       (Formerly Sun River Mining, Inc.)
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)

                                                                                                       Feb. 25, 1997
                                       Three-Months Ended                 Nine-Months Ended           (Inception) to
                                            June 30,                           June 30,                  June 30,
                                  -----------------------------      -----------------------------
                                      2006            2005               2006            2005              2006
                                  -------------    ------------      -------------    ------------    ----------------
Revenue                                    $ -             $ -            $ 8,000             $ -             $ 8,000
                                  -------------    ------------      -------------    ------------    ----------------

Expenses:
   Abandoned Equipment                       -               -                  -               -                 808
   Advertising                           1,982           1,344              2,421           3,754               6,400
   Bank Charges                             78              71                244             372               2,870
   Conferences and Seminars              7,040                              8,540               -               8,540
   Consulting                           19,382          10,000             19,382          10,000           1,217,337
   Depreciation                         27,647               -             55,294               -             104,554
   Directors' Fees                           -               -                  -               -              11,983
   Due Diligence                             -               -             13,000               -              45,832
   Dues and Subscriptions                    -               -                  -                               1,054
   Equipment Rental                          -               -                  -               -               1,733
   Filing Fees                               -               -              4,625               -               6,425
   Impairment loss                           -               -                  -               -             923,834
   Insurance                                 -               -                  -               -                 758
   Legal and Accounting                 21,244          31,150             89,853          49,783             385,612
   Licenses & Fees                           -               -                  -              25               6,435
   Meals & Entertainment                     -             551                  -             551               4,119
   Office Expenses                       2,633             587              2,891           3,135              24,725
   Other Operating Expenses                832           2,098              1,632           2,098               3,307
   Patent Fees                             625               -                625               -               1,288
   Salaries                             87,152          41,032            172,050         120,144             827,373
   Postage & Shipping                       33             377                768             849               6,147
   Printing                                944           1,219              7,684           1,721              17,564
   Public Relations                     76,742          42,645            129,263          81,871             362,641
   Rent                                  1,950           3,290              6,450           7,040              32,413
   Research and Development            368,608         144,310            679,884         357,646           1,640,536
   Subscription Reports                  2,594             104              2,787             104               2,787
   Taxes                                     -               -                  -               -               4,657
   Telephone                             1,961           1,342              5,292           3,675              45,764
   Transfer Agent Expense                   91             319                321           3,413              20,125
   Travel                               13,142           1,904             25,165           6,584              99,331
   Warrant Option Expense                    -               -            951,250               -           2,151,250
                                  -------------    ------------      -------------    ------------    ----------------

Total Operating Expenses               634,680         282,343          2,179,421         652,765           7,960,994
                                  -------------    ------------      -------------    ------------    ----------------

Other Income (Expense)
   Interest Expense                    515,555               -            567,999               -             567,999
   Returned Merchandise                      -             (98)                 -            (516)               (516)
   Interest Income                     (28,811)              -            (28,975)              -             (28,975)
   Forgiveness of Debt                       -               -                  -               -             (59,773)
                                  -------------    ------------      -------------    ------------    ----------------

Net (Loss)                        $ (1,121,424)     $ (282,245)      $ (2,710,445)     $ (652,249)       $ (8,439,729)
                                  -------------    ------------      -------------    ------------    ----------------

Per Share Information:

   Weighted average number of
     common shares outstanding      14,701,305     120,544,239        127,245,894     114,036,102
                                  -------------    ------------      -------------    ------------

Net Loss per Common Share           $ (0.007)       $ (0.002)           $(0.021)       $ (0.006)
                                  -------------    ------------      -------------    ------------

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

The Company incurred operating expenses totaling $713,881 for the three months ending June 30, 2006 compared to $282,343 for the same period in 2005, a 253% increase. Primary sources for the increase to operating expense of $431,538 include: Research and Development expenses increased by $224,298 to $368,608 as compared to $144,310 for the same period in 2005, Depreciation expenses increased by $27,647 as compared to $0 for the same period in 2005, Office expenses increased by $81,247 to $81,834 from $587 in 2005, Public Relations expenses increased by $34,097 to $76,742 from $42,645 in 2005 and, General and Administrative expenses increased by $64,836 to $159,050 from $94,801 in 2005 representing the continued increase in costs associated with expansion of the Company's business plan. These expenses in the third quarter of the current fiscal year were all incurred in preparing to commercialize innovative new thin film photovoltaic (TFPV) solar cell technologies and manufacturing processes in an attempt to address expanding global energy demands.

The net loss for the three months ending June 30, 2006 was ($883,959) as compared to a net loss of ($282,343) for the same period 2005. The increase of $601,616 in the third quarter of this fiscal year includes (i) an increase in research and development expenditures of $224,298 over the same period in the previous fiscal year which is anticipated to continue to increase for the foreseeable future as the Company continues the development of the Company's business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies, (ii) an increase to Depreciation expenses of $27,647 over the same period in 2005 representing costs associated with the depreciation of fixed assets purchased for use in the research and development of Company products, (iii) an increase of $81,247 in Office expenses associated with the costs for tenant improvements to leased office facilities, (iv) an increase to General and Administrative expenses totaling $64,836 representing the continued increase in costs associated with expansion of the Company's business plan and, (v) $198,889 for interest expenses associated with the issuance of convertible debentures by the Company. These expenses in the third quarter of the current fiscal year were all incurred in preparing to commercialize innovative new thin film photovoltaic (TFPV) solar cell technologies and manufacturing processes to service expanding global energy demands.

The Company incurred net loses of ($883,959) and ($282,343) in the three-month period ended June 30, 2006 and 2005 respectively. The associated net loss per share was nominal in the three-month period ended June 30, 2006 and nominal in the period in 2005. The Company expects the trend of losses to continue in the future until the Company achieves commercialization of its technology and significant revenues commence, of which there is no assurance.

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

These expenses may continue to increase as the Company continues to expand the development of its business plan as the developer and provider of proprietary thin film photovoltaic devices and manufacturing technologies.

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

Item 1A.  RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described on this Form 10-Q and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company. If any of the risks discussed in these reports actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Cautionary and Forward-Looking Statements."

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



By:  /s/ Tom M. Djokovich                           Dated: August 4, 2006
---------------------------
Director, President, CEO and acting CFO