Form 10-K
period 2006-09-30
XSUNX INC
filed 2006-12-14
CIK 1039466

FORM 10-K


                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2006

                        Commission file number: 000-29621

                                   XSUNX, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



       Colorado                                         84-1384159
------------------------                           --------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                      65 Enterprise, Aliso Viejo, CA 92656
               (Address of principal executive offices) (Zip Code)
               ---------------------------------------------------
                  Registrant's telephone number: (949) 330-8060

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class: None Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[_] Large accelerated filer  [X] Accelerated filer  [_] Non-accelerated filer

State issuer's revenues for its most recent fiscal year. $8,0000

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Aggregate market value of the authorized voting stock held by non-affiliates of the registrant as of September 30, 2006: $75,156,137 based on the last sale price at year end of $.54 as reported by OTCBB.

Number of authorized outstanding shares of the registrant's no par value common stock, as of December 14, 2006: 157,137,931

                                TABLE OF CONTENTS

PART I                                                                      PAGE

  Item 1.   Business                                                           5
  Item 1A.  Risk Factors                                                      13
  Item 1B.  Unresolved Staff Comments                                         13
  Item 2.   Properties                                                        16
  Item 3.   Legal Proceedings                                                 16
  Item 4.   Submission of Matters to a Vote of Security Holders               16


PART II
  Item 5.   Market for Common Equity and Related Stockholder Matters
            and Issuer Purchases of Equity Shares                             16
  Item 6.   Selected Financial Data                                           21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         21
  Item 7A.  Quantitative and Qualitative Disclosres About Market Risk         26
  Item 8.   Financial Statements and Supplementary Data                       26
  Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          26
  Item 9A.  Controls and Procedures                                           26
  Item 9B.  Other Information                                                 27

PART III
  Item 10.  Directors, Executive Officers, Promoters and Corporate Governance 27
  Item 11.  Executive Compensation                                            29
  Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   33
  Item 13.  Certain Relationships and Related Transactions, and Director
            Independence                                                      33
  Item 14.  Principal Accounting Fees and Services                            34

PART IV
  Item 15.  Exhibits, Financial Schedules                                     35

SIGNATURES

CERTIFICATES

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect its current expectations about its future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in Risk Factors (see Item 1 "Description of Business - Risk Factors") below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures the Company make in this report and its other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect its business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1 "Description of Business - Risk Factors and Item 7 "Management's Discussion and Analysis or Plan of Operation - Cautionary and Forward Looking Statements."

                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY

XsunX, Inc. ("XsunX," the "Company" or the "issuer") is a Colorado corporation formerly known as Sun River Mining Inc. "Sun River"). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the "Plan").

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

GENERAL OVERVIEW

XsunX develops and markets proprietary solar cell designs and core solar cell manufacturing systems, enabling licensees to manufacture advanced thin film solar devices on various substrates. We function as a strategic solar technology partner, supplying the advanced thin film solar cell manufacturing know-how and capabilities that will enable our original equipment manufacturers ("OEM") customers to address the expanding market for thin film solar products.

The process for producing electricity from sunlight is known as Photovoltaics. Thin film photovoltaics (TFPV) are comprised of thin film of PV material deposited on various rigid or flexible substrate. Photovoltaic ("PV") is the science of capturing and converting sun light into electricity.

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

BUSINESS STRATEGY

XsunX, as a technology partner to our customers, develops and delivers thin film solar cell designs and core manufacturing systems, customized to the needs of our customers. Licensees of our technology can manufacture thin film solar cells that are lightweight, flexible, and provide OEM's the opportunity for rapid returns on investment (ROI). The key aspects to XsunX's business strategy are:

XsunX is positioning itself as a leading provider of TFPV device designs and core manufacturing products to an expanding global group of existing and new entrant solar product manufacturers. The company is working to establish an environment in which XsunX products and technologies are viewed as advanced core support infrastructure to manufacturers increasing their opportunities for economic success in servicing their regional solar markets. XsunX does not sell thin film solar materials directly to the consumer market.

Preliminary marketing based on an analysis of 3,120 direct product inquires for the last 12 months illustrates a wide breadth of interest and diversity ranging from local home owners enquiring about solar glazing for their home to international automakers enquiring about solar glazing for their automobiles.

The preliminary results of the marketing queries provide insights into end-user support and interest from potential customers. The percentage breakdown of the queries is as follows:

o        70% End-users: such as Architects, Building Managers, and Residential
o        16% Distributors, Integrators, and Fabricators
o        12% New Entrant OEMs and Manufacturers
o        2% Existing Solar or Building Material Manufacturers
o And of the queries, 23% were international in nature and were comprised of India, China, Japan, Mexico, Australia, France, Italy, Germany, Spain, Portugal, Belgium, Eastern Europe, Costa Rica, and Chile.

Based upon these initial results and the high degree of new entrant interest, XsunX believes that there is a market for fully integrated turnkey manufacturing lines and their end product TFPV panels. Therefore, the targeted manufacturing partners will include (but not be limited to):

o        Existing and new entrant Photovoltaic materials manufacturers
o        Construction materials manufacturers (BIPV)
o        Solar energy systems integrators
o        Global Joint Ventures

PRODUCTS

The XsunX approach integrates technologies for the production of thin film variants of silicon (Si) solar cells using various processes to form the necessary top and bottom transparent conducting oxides (TCO) as contacts, Plasma Enhanced Chemical Vapor Deposition (PECVD) to form the photovoltaic cores, patterning techniques to generate either serially connected or discrete solar cells, and a cassette based patented reel-to-reel material handling system that allows for the use of metallic or plastic based flexible substrates.

XsunX systems offer the efficiency attributes of in-line roll-to-roll thin film processing techniques, process automation, reliability and low maintenance while improving cell efficiencies due to reductions in cross chamber contamination. Modular in design the systems offer upgradeability for production capacities, process technology, and can be designed for delivery in either cluster or in-line system architectures. Production capacities for multi-chamber cluster tool production configurations are offered in capacities ranging from 1MW/y to 5MW/y, and in-line multi-chamber production configurations can be offered in capacities ranging from 5MW/y to in excess of 50MW/y.

Systems can be designed for integration into existing or new front and back end production lines and configured for annual production capacities to meet the needs of customers. Innovative production technologies include:

         o Multi-Chamber vacuum deposition
         o Advanced Sputtering Techniques
         o RF &VHF Plasma Enhanced Chemical Vapor Deposition  (PECVD)
         o Cassette based reel-to-reel material handling
         o The use of flexible and/or rigid substrates
         o Automated robotic control systems
         o Web widths starting at 30 cm

The Company's solar cell designs, development efforts, and marketing objectives are focused on the commercialization of the following two primary solar cell device types for production:

          Power Glass(R) for semi-transparent and opaque applications on both flexible and rigid substrates - a patented Amorphous Silicon cell structure offering the advantages of cost effective monolithically integrated solutions for use in architectural glass, building materials, and consumer products. These cells are single-junction amorphous silicon based (a-Si) solar cells that depending on the degree of light transmission, or transmisivity, can operate at up to 4% efficiencies. That is approximately 40 watts of direct current can be produced per square meter of Power Glass film. A projected cost on the order of $2.16/W is expected for relatively conservative deposition rates and a 3.8MW/y factory. Costs are comprised by materials, equipment (cluster tool and non-cluster tool), personnel (fringes included) and a U.S. based G and A rate of 40%. Throughputs and production costs were calculated assuming 4% efficiency for different deposition rates for a-Si and ITO.

          Hybrid 4-Terminal for high performance and high stability opaque applications rivaling silicon wafer efficiencies - a patent-pending cell structure combining nano crystalline (nc-Si) and amorphous silicon (a-Si) layers exceeding the performance characteristics of tandem and multi-junction Si solar cell designs without the limiting aspects of current matching, stability, and performance degradation. The initial operating efficiencies for this cell type are anticipated to produce 10% conversion efficiencies and through continued
          refinement of the device properties the Company anticipates improvements to produce conversion efficiencies of 12% to 14%. A projected cost on the order of $1.65/W is expected for relatively conservative deposition rates and a 4MW/y factory. Costs are comprised by materials, equipment (cluster tool and non-cluster tool), personnel (fringes included) and a U.S. based G and A rate of 40%. Throughputs and production costs were calculated assuming 10% efficiency for different deposition rates for a-Si, nc-Si and ZnO.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

Management has established a plan under which the Company has and continues to work to commercializing its technologies and develop new technologies through the contracting for research, development and commercialization processes with certain qualified facilities that specialize in the Company's target market segments. Management believes this product development process has provided the Company with the fastest path to marketable products, the maximization of corporate resources, and, the broadest access to cutting edge device and material engineering facilities, and technical expertise.

In June 2004 XsunX established, and continues to maintain, a strategic relationship with Colorado based MVSystems, Inc. that designs, builds, and delivers state-of-the-art manufacturing tools designed specifically for the thin film semiconductor market. MVSystems, Inc. ("MVSystems") is equipped with both the technical staff and tools necessary for the development and commercialization of XsunX technologies. The terms of the working relationship provide XsunX with complete R&D facilities without mark-up for profit on the use of staff and equipment. In return MVSystems received warrants for the purchase of common stock in XsunX.

In September 2004 XsunX increased its patent and technology assets by acquiring an exclusive royalty free license from MVSystems to a suite of patents and technologies specific to the design and manufacture of its semi-transparent solar electric glazing initiative, Power Glass. In October of 2005 the Company further expanded its licensing rights with MVSystems to include the design and manufacture of opaque solar cell designs thereby also expanding the Company's intended product base to include both semi-transparent and opaque thin film solar cell designs, and manufacturing methods, (see Item 8B "Subsequent Events - Expanded License and Warrants"). The Company believes that the licensed technologies provide enhanced commercial viability for its products, and improved market opportunities.

For the year ended September 30, 2006, the Company committed 39% or $949,472 of its cash operational expenditures towards product development, another $220,000 was committed for use in the addition of development equipment, and $1,765,000 was committed for the production of a marketable production system prototype that is currently in the final stages of assembly. The Company intends to continue to focus on the development and refinement of commercially appealing solar cell designs, proprietary manufacturing processes, and facilities design that could be provided to our future licensees as turnkey solutions for the core requirements necessary for the mass production of the Company's thin film designs. A large part of the Company's capital is used for on going product development efforts.

At present the Company continues to develop and optimize its solar cell designs and manufacturing process for commercial applications. Areas of on going process development include:

         (a) Device development on thin-film sheet and rolled polymers, plastics, and metals (b) Deposition processes to enhance device properties and reduce manufacturing costs (c) Enhanced reel-to-reel processing designs; and (d) Development of new cell segmentation process for integration into manufacturing process

The Company has and continues to make investments in the development of intellectual property assets as part of its business plan. For the year ending September 30, 2007 the Company has developed a plan of operations requiring $5,750,000 that commits 21% of its budget or $1,200,000 to the completion of development of a patent-pending 4-Terminal solar cell device, another 26% of its budget or $1,500,000 to the development of new technologies licensed and/or acquired during the 2007 period, and another 16% of its budget or $900,000 to the completion of its first production line system for eventual re-sale to future licensee's and for engineering and adaptation of new manufacturing devices and techniques. The purpose of these on going investments is to develop and market patented and proprietary solar electric thin film designs and manufacturing processes for sale and licensure to our target markets. No research was done by the Company prior to September 30, 2003.

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

The following are two of the patents licensed from MVSystems that XsunX management believes to be beneficial to the development of scalable manufacturing processes for its thin film technology. Semiconductor Vacuum Deposition System And Method Having A Reel-To-Reel Substrate Cassette: US6, 258,408 B1: July 10th, 2001. (Method of Fabrication); and US Provisional Patent Application serial number 60/536,151- three terminal and four terminal solar cells, solar cell panels, and method of manufacture. (Device and Method of Fabrication)

As part of the October 2005 license expansion with MVSystems the Company also received the benefit of equipment manufacturing services from MVSystems under an at cost, without mark up for profit, plus ten percent pricing structure. This provided the Company with access to equipment manufacturing facilities and the ability to market and deliver integrated manufacturing systems capable of producing its thin films solar cell designs. During its operating history MVSystems has designed, constructed, installed, and provided support for over 70 systems ranging from small research and development systems to multi-megawatt production systems.

The Company continues to develop additional processes, techniques, and device designs. These research and development efforts may provide the Company with additional proprietary technology that may lead to the filing of new provisional and patent applications.

GROWTH, REVENUE AND DISTRIBUTION PLAN

The Company intends to market its integrated manufacturing systems as turnkey solutions for the manufacture of its current and future PV thin films designs. The TFPV manufacturing systems will be licensed to manufacturers as modular systems and licensed for use in the manufacture the Company's thin film designs. The manufacturers would in turn agree to manufacture and distribute the Company's PV thin films, or incorporate the thin film PV technology into their product manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product to their consumers. Although the Company is currently providing proposals to interested OEM's no licenses or contracts now exist with any manufacturer.

We intend to target customers who are developing their own technology platforms in which the manufacture of or the integration of our thin film solar cells could play an important role. The Company will offer non-exclusive manufacturing licenses and expects to earn a royalty on thin films manufactured. In selling the manufacturing equipment and licensing the technology to OEM's, the Company reduces operating expenses and saves capital in plant, property and equipment. As a result, should the Company realize earnings it intends to reinvest its retained earnings in R&D in an effort to continuously develop related new technologies that will help achieve sustainable competitive advantages for the Company.

BACKLOG OF ORDERS

There are currently no orders for sales.

GOVERNMENT CONTRACTS

There are no government contracts at this time.

COMPETITIVE CONDITIONS

Currently, management is aware of other technologies similar to those of the company on the market. These include vacuum chamber manufacturing technologies, plasma enhanced vapor deposition technologies, and variants of available solar cells that capture and convert solar energy into usable power. Although similar in respect to the operation and use of these technologies the Company believes that its patented solar cell designs and manufacturing methods provide marketable improvements over current other technologies. However, a number of new solar cell technologies have and are being developed by other companies. Such technologies include amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), and copper indium diselenide as well as advanced concepts in thin film crystalline silicon, and the use of organic materials. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture our thin film solar cells.

In accessing the principal competitive factors in the market for solar electric power products we use price per watt, stability and reliability, conversion efficiency, diversity in use applications and other performance metrics such as scalability of manufacturing processes and the ability to adapt new technologies into cell designs and the manufacturing process without antiquation of existing infrastructure. If we do not compete successfully with respect to these or other factors, it could materially and adversely affect our business, results of operations, and financial condition.

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The five largest PV cell suppliers are Q-Cells Shell Solar, Sharp Corporation, BP Solar, and
Kyocera Corporation, which together supply the significant portion of the current PV cell market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do.

Other competitive factors lie in the current use of other clean renewable energy technologies such as wind, ocean thermal, ocean tidal, and geo-thermal power sources, and conventional fossil fuel based technologies for the production of electricity. We expect our primary competition will be within the solar cell marketplace itself. Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates and the design of efficient and scalable manufacturing processes.

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

ADMINISTRATIVE AND MARKETING OFFICES

As of September 30, 2006 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $2,000 per month pursuant to a six month lease agreement renewable in 6 month or greater increments thereafter. Management anticipates that there may be a need to increase administrative office facilities in the 2007 period. There can be no assurances that the Company will be able to find the necessary additional facilities on terms similar or more advantages to the current facility terms.

In April 2006 the Company entered into a three year lease for technical and marketing operations facilities in Golden, CO. The Company provided a $2,615 security deposit and expensed $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $825 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities.

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

EMPLOYEES AND CONSULTANTS

The Company is a development stage company and as of September 30, 2006 had 5 salaried employees. This represents an increase of 4 employees over the same period ended 2005. Through various other consultancy agreements and a strategic technology sharing and facilities use relationship with MVSystems, Inc. we use the services of approximately 15 additional technologists and support staff to assist in the development of our products. The Company projects that during the next 12 months the Company's workforce is likely to increase to 13, with 2 of the new employees being in Administrative, 2 in Marketing and Sales positions, 3 Scientific and Technical positions, and 1 in Administrative Support. In addition to the anticipated addition of new employees the Company expects to expand its use of strategic relationships to leverage industry expertise in areas of design, systems automation, manufacturing and assembly to augment product commercialization time lines and the delivery of technologies. The Company may find a need to engage additional full-time employees as necessary.

ADVISORY BOARD

In September 2004 the Company established the XsunX Scientific Advisory Board to attract qualified specialists from the fields of material and device engineering, and, industry specialists representing expertise in manufacturing, design, certification and applications associated with glass, plastics and building materials. It is anticipated that panel members will be engaged for a period of two years. The advisory board retained a chairman, Dr. Arun Madan to lead the panel, advise the development process and recommend additional candidates for inclusion on the panel. In 2005 the Company added a total of three additional members to the Scientific Advisory Board representing specialists in the fields of material sciences specific to our thin films development efforts. The qualifications and biographical information for the members of the panel are as follows:

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


ITEM 1A. RISK FACTORS

Need For Additional Financing. The Company has limited funds, and such funds may not be adequate to develop the Company's current business plan. The ultimate success of the Company may depend upon its ability to raise additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

Dependence upon Management. The Company currently has only two (2) individuals who are serving as its officers and two (2) persons as directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of September 30, 2006 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $2,000 per month pursuant to a three month lease agreement.

In April 2006 the Company entered into a three year lease for technical and marketing operations facilities in Golden, CO. The Company provided a $2,615 security deposit and expensed $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $825 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities.

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

The Company owns no real property.


ITEM 3. LEGAL PROCEEDINGS

On March 6, 2006 Ron Sentchuck filed an action against the Company in the Superior Court of California for the County of Los Angeles. The Company was dismissed from this action on August 3, 2006. No contingency expenses were accrued by the Company for this complaint.

On April 19th 2006, a service provider Office Radio Network filed a lawsuit in the District Court in Colorado alleging that it has been damaged due to refusal to allow it to sell its shares under Rule 144. The parties entered into a settlement in December 2006 providing for the return of 150,000 shares of the 300,000 shares issued to Office Radio Network, and the provisioning by Office Radio Network of an additional six months of service to the Company.

The Company is not currently a party to any pending legal proceedings, nor is its property subject to such proceedings, at December 13, 2006.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the period ended September 30, 2006.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the OTC Bulletin Board under the symbol "XSNX." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last three fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

Year Ended September 30, 2006             HIGH         LOW             CLOSE
-----------------------------

First Quarter ended December 31, 2005     $ .59        $0.53           $ .58
Second Quarter ended March 31, 2006       $2.24        $2.08           $2.13
Third Quarter ended June 30, 2006         $1.06        $1.04           $1.05
Fourth Quarter ended September 30, 2006   $ .55        $ .52           $ .54

Year Ended September 30, 2005             HIGH         LOW             CLOSE
-----------------------------

First Quarter ended December 31, 2004     $.51         $.33            $.33
Second Quarter ended March 31, 2005       $.40         $.08            $.11
Third Quarter ended June 30, 2005         $.19         $.08            $.15
Fourth Quarter ended September 30, 2005   $.30         $.13            $.36

Year Ended September 30, 2005             HIGH         LOW             CLOSE
-----------------------------

First Quarter ended December 31, 2003     $2.50        $.025           $.51
Second Quarter ended March 31, 2004       $1.00        $.25            $.47
Third Quarter ended June 30, 2004         $ .95        $.40            $.60
Fourth Quarter ended September 30, 2004   $ .65        $.30            $.45

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

NUMBER OF HOLDERS

As of September 30, 2006, there were approximately 304 record holders of the Company's common stock, not counting shares held in "street name" in brokerage accounts which is unknown. As of September 30, 2006, there were approximately 157,137,931 shares of common stock outstanding on record with the Company's stock transfer agent, Mountain Share Transfer. On September 30, 2006 the last reported sales price of its common stock on the OTCBB was $.54 per share.

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

   (2) One million (1,000,000) warrants will vest upon the satisfactory completion of a Phase 4 development program for the development of certain opaque solar technologies.

   (3) The balance of the remaining five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.

Debenture Warrants - In connection with the issuance of a debenture in the principal amount of $5,000,000 in December, 2005 3,125,000 warrants were granted to Cornell Capital Partners, LP at $.45 and 1,250,000 warrants were granted at $.55. During the 2006 fiscal year Cornell exercised all of the available warrants granted. As of the date of this filing there were no remaining warrants available for conversion by Cornell.

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

The total charged in expense for the 2006 fiscal year has been $951,250 for the issuance of the above described Expanded Use License, Debenture Warrants, and Employment Incentive Warrants.

During the years ended September 30, 2005 and September 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 19,112,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.15 to $1.69 per share, vest over periods from between 36 to 60 months, and expire at various times through July 2011.

During the years ended September 30, 2005 no warrant holder's exercised warrants to purchase the Company's common stock. During the year ended September 30, 2006 warrant holders exercised a total of 10,850,000 warrants in cash to purchase the Company's common stock.

A summary of warrant activity for the year ended September 30, 2005 and 2006 is as follows:

                                                            Weighted-                           Weighted-
                                         Number of          Average                             Average
                                         Warrants           Exercise         Accrued            Exercise
                                                                             --------------
                                                            Price            Warrants           Price
                                                                             --------
                                                                             Exercisable
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2004          8,000,000          $0.15            5,525,000          $0.15
    Granted 2005                         7,125,000          $0.1649          7,884,167          $0.1659
    Exercised 2005                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2005          15,125,000         $0.1595          13,409,167         $0.1593

    Granted 2006                         11,987,000         $0.3419          6,143,000          $0.4340
    Exercised 2006                       (10,850,000)       $0.2923          (10,850,000)
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2006          16,262,000         $0.2170          8,702,167          $0.1873
                                         ==============

At September 30, 2006, the range of warrant prices for shares under warrants not exercised and the weighted-average remaining contractual life is as follows:


                            Warrants Outstanding                                  Warrants Exercisable
                   --------------------------------------------------    ---------------------------------
                                                     Weighted-
                                   Weighted-         Average                                 Weighted-
Range of           Number of       Average           Remaining           Number              Average
Warrant            Warrants        Exercise          Contractual         Of                  Exercise
Exercise Price                     Price             Life(yr)            Warrants            Price
---------------    ------------    --------------    ----------------    ----------------    -------------
$.15                 7,900,000     $ .15               2.7                 6,900,000         $ .15
                   ------------                                          ----------------
 .20                   750,000       .20               1.5                   634,167           .20
                   ------------                                          ----------------
 .25                 7,000,000       .25               4.0                 1,000,000           .25
                   ------------                                          ----------------
 .51                   500,000       .51               4.8                    56,000           .51
                   ------------                                          ----------------
1.69                   112,000      1.69               4.5                    112,000         1.69
                   ============                                          ================


SALES OF SHARES AND DEBENTURE

The authorized capital stock of the Company was established at 500,000,000 with no par value. On September 29, 2003 the Board of Directors authorized a reverse split of 1 for 20 shares of stock. The stocks issued in 2003, as part of the reorganization, were for accrued director fees and salaries and to pay off past debt to investors. Included in the reorganization were 70,000,000 shares of stock issued to obtain certain patent rights from Xoptix, Inc. Also shares of stock were issued in 2003 for consulting fees in arranging the formation of the reorganized Corporation. In 2004 2,737,954 shares of stock were issued for cash and consulting fees to fund operations. 9,840,537 shares of common stock were issued in 2005 for cash and consulting fees to fund operations. In July 2005, 26,798,418 shares of common stock were placed in XSUNX, Inc. Treasury Stocks as collateral for the long-term note with Cornell Capital Partners. On August 18, 2006 the note underlying the collateral shares was paid and requirement of collateral was discharged. In 2006 33,188,926 shares of common stock were issued for cash and 72,366 were issued for services to fund operations.

The following represents a detailed analysis of the 2006 capital stock transactions.

Debenture Conversion - On February 8, 2006 Cornell Capital Partners, LLP converted $350,000 of the principal balance of $850,000 debenture issued to Cornell in July 2005. On March 1, 2006 Cornell converted the remaining principal and accrued interest the debenture balance totaling $510,550. Upon conversion of the notes XsunX issued 8,605,500 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.10. The remaining value of the debenture is $0.

Warrant Conversion - In February 2006, a consultant exercised 100,000 of the 1,000,000 available $.15 cent warrants. The amount of $15,000 dollars was paid to XsunX by the consultant and 100,000 shares were issued.

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

Debenture Conversions - On May 10, 2006 Cornell Capital Partners, LLP converted $2,000,000 of the principal balance of a $5,000,000 debenture issued to Cornell in December 2005 and the Company issued 5,263,158 shares of common stock to Cornell for the conversion. On June 12 Cornell converted another $1,000,000 of the principal balance of the debenture and the Company issued 2,631,579 shares of common stock to Cornell. On July 17, 2006 another $1,000,000 of the principal balance was converted by Cornell for which the Company issued 2,631,579 shares of common stock to Cornell. On August 23, 2006 Cornell converted the remaining $1,000,000 principal balance and $230,833 of the total accrued interest charges of the debenture for which the Company issued 3,239,035 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.38 each. The remaining balance of the Debenture as of the date of this filing is $0.0.

Issuance of Shares for Service - In December 2005 the Company issued 40,441 unregistered common shares to a service provider for accrued service fees totaling $7,500 dollars for services provided over the fourth quarter period ended September 30, 2005. In September 2006 XsunX issued an additional 31,925 unregistered common shares to the same service provider for accrued service fees totaling $24,000 dollars for the one year period ended September 30, 2006. The shares were earned on a quarterly basis by the service provider and the conversion price for the stock issued was calculated using the average daily closing price of the Company's common stock over each quarter period of service.

USES OF PROCEEDS FROM SALES OF UNREGISTERED SECURITIES

The proceeds from the above sales of unregistered securities were used primarily to fund the research and development efforts and day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

REGISTRATION OF MARKETABLE SECURITIES

On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement dated December 12, 2005 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which $2,000,000 was advanced immediately. The second installment of $2,000,000 was advanced prior to the filing by the Company with the Securities and Exchange Commission of a Registration Statement in January 2006. The last installment of $1,000,000 was advanced in February 2006 upon the Registration Statement being declared effective by the Commission. Between May 2006 and August 2006 the Debentures principal balance of $5,000,000 dollars and accrued interest charges were converted into 13,765351 shares of Common Stock at the option of Cornell at a conversion price per share equal to $0.38. The remaining balance of the debenture is $0.0.

In connection with the above Cornell L.P. Securities Purchase Agreement, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and the exercise of Warrants issued to Cornell in association with Debenture. Prior to executing the Securities Purchase Agreement, the Company had withdrawn a previously filed registration statement that included Common Stock issued to Cornell and Common Stock to be issued upon the conversion of debentures and the exercise of warrants previously sold to Cornell (collectively, the "Initial Securities") pursuant to a securities purchase agreement executed on July 14, 2005 (the "Prior Agreement") as well as Common Stock to be issued pursuant to the Standby Equity Distribution Agreement dated July 14, 2005 between the Company and Cornell (the "Distribution Agreement"). All Initial Securities were included in the Registration Statement. The Company and Cornell also agreed to terminate the July 14, 2005 Distribution Agreement. On January 11, 2006 the Company filed to register up to 72,879,263 shares in association with the above securities registration requirements. The Registration statement was made effective on or about February 9, 2006. Upon the final conversion by Cornell of the Initial Securities, the Securities Purchase Agreement, the underlying Warrants therein, and accrued interest associated with the Debentures XsunX issued the aggregate amount of 35,245,851 registered shares of common stock in the 2006 period.

The Company's obligations under the Prior Agreement and the Securities Purchase Agreement were secured by substantially all of the Company's assets. As further security for its obligations thereunder, the Company had deposited into escrow 26,798,418 shares of Common Stock. In addition, Tom Djokovich, the Company's Chief Executive Officer, had granted a security interest in 925,000 shares of Common Stock that he owns to secure the Company's obligations under the Prior Agreement only. As of the date of this filing XsunX had received notice from Cornell of the release of the security interest in above listed security shares and assets.


ITEM 6. SELECTED FINANCIAL DATA

Table of Selected Financial Data



                                              2006                 2005              2004              2003            2002
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                                            8,000                  -                 -                -              -
Income(Loss) from Continuing Operations         (3,441,940)        (1,400,839)       (1,509,068)        (145,868)       (47,297)
Income(Loss) from Continuing Operations
   per Common Share                                $ (0.02)           $ (0.02)          $ (0.01)     $     (0.02)            *
Cash                                             4,305,105            175,869            37,344            2,346              -
Total Assets                                     6,859,463            441,684            72,114            2,349              -
Long Term Obligations                                    -                  -                 -                -              -
Cash Dividends Declared per Common Share               $ -                $ -               $ -              $ -            $ -

 *  Less than $0.01

In 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement and changed the name of the Company from Sun River Mining, Inc. to XsunX, Inc. Due to the Company's change in primary focus in October of 2003 and the developing nature of the business opportunities, these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. The historical trends reflect this change of primary focus and the associated research and development period of the development stage company. This change in primary focus is the largest factor in the comparability of this information over time.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-K contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-K filed by the Company in 2006 and Form 10KSB in 2005 and any Current Reports on Form 8-K filed by the Company.

For the year ended September 30, 2006, the Company had and continues to focus on the development and refinement of commercially appealing solar cell designs, proprietary manufacturing processes and facilities design that could be provided to OEM licensees as turn-key solutions for the mass production of thin films. A large part of the Company's capital was used for product development. However, marketing and business development efforts were launched in the later part of 2006 requiring an increase to budget requirements to fund these efforts.

GROWTH, REVENUE AND DISTRIBUTION PLAN

The Company is marketing its integrated manufacturing systems as turnkey solutions for the manufacture it's current and future PV thin films designs. The manufacturing systems will be licensed to manufacturers as modular systems and licensed for use in the manufacture the Company's thin film designs. The manufacturers would in turn agree to manufacture and distribute the Company's PV thin films, or incorporate the thin film PV technology into their product manufacturing process as an "original equipment manufacturer" (OEM) and sell the finished product to their consumers. Although the Company is currently providing proposals to interested OEM's no licenses or contracts now exist with any manufacturer.

We intend to target customers who are developing their own technology platforms in which the manufacture of or the integration of our thin film solar cells could play an important role. The Company will offer non-exclusive manufacturing licenses and expects to earn a royalty on thin films manufactured. In selling the manufacturing equipment and licensing the technology to OEM's, the Company reduces operating expenses and saves capital in plant, property and equipment.

As a result, should the Company realize earnings it intends to reinvest its retained earnings in R&D in an effort to continuously develop related new technologies that will help achieve sustainable competitive advantages for the Company.

PLAN OF OPERATIONS

XsunX anticipates the 12-month capital operational requirements of the company to be $5,750,000 dollars. Capital will be applied to operations as follows: (i) approximately $1,200,000 will be used to pay costs associated with the completion of development of a 4-Terminal nano-crystalline solar cell patent for commercialization purposes, (ii) approximately$1,500,000 will be used for the development of new technologies licensed and/or acquired during the 2007 period,
(iii) approximately $400,000 will be used to complete the manufacture of a marketable prototype manufacturing system that began in January 2006, (iv) approximately $500,000 will be used for the engineering and adaptation of certain manufacturing devices and techniques to provide product manufacturing demonstration and development capabilities, (v) approximately $160,000 will be used to pay for third party engineering, testing, and consulting services, (vi) approximately $835,000 will be used to pay salaries and general administrative costs, and for intellectual property protection, (vii) approximately $625,000 will be used to pay for sales and market development, general competitive research and publicity costs, and (viii) approximately $500,000 will be used for general working capital.

The Company may change any or all of the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

The Company will need additional capital to support its budget. The Company has insignificant revenues to date. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The Company may need to seek additional financing for this budget. (See "Risk Factors" at p. 13).

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


RESULTS OF OPERATIONS FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 2006, COMPARED TO FISCAL YEARS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

The Company generated insignificant revenues in the period ended September 30, 2006 of $8,000. The Company generated no revenues for the same period in 2005 as well as for the same period in 2004.

The Company incurred expenses totaling $3,380,087 in 2006 compared to $1,383,406 in 2005 and $1,528,193 in 2004. The increase of $1,996,681 included a onetime non-cash warrant issuance expense of $951,250 for Warrants issued in association the licensure of technologies and the sale by the Company of convertible debentures, and a net increase of $511,834 in loan fee expenses associated with the sale by the Company of convertible dentures. Excluding this non-cash warrant expense and the cash based debenture expenses in the comparative analysis between the period's results in an increase of $508,596 in normal and customary operational expenses for the period ending September 30, 2006 as compared to the same period 2005.

Primary sources for the increase to operating expense of $533,597 include: an increase of $448,049 in Research and Development activities totaling $949,472 as compared to $501,423 incurred for the same period in 2005 and $129,493 in 2004, an increase of $65,738 in Public Relations activity totaling $182,151 as compared to activity totaling $116,413 for the same period in 2005 and $6,640 in 2004, an increase of $119,853 in Salaries totaling $275,089 as compared to Salaries totaling $155,236 for the same period in 2005 and $119,336 for the same period 2004, an increase of $33,044 in Legal and Accounting expenses totaling $140,293 as compared to Legal and Accounting totaling $107,249 for the same period in 2005 and $27,203 for the same period 2004, an increase of $123,707 in

General  and   Administrative   expenses  related  to  an  increase  in  travel,
advertising, depreciation, business development and other General and Administrative expenses. These increases were partially offset by a decrease in Consulting expenses of $(273,094) totaling 47,850 as compared to activity totaling $320,944 for the same period in 2005 and $19,900 for the same period in 2004. The $3,355,086 in operating expenses includes non-cash charges of $24,000 for the issuance of common shares in lieu of cash payment for services.

For the twelve months ended September 30, 2006, the Company's consolidated net loss was $(3,441,940) as compared to a consolidated net loss of $(1,400,839) for the same period ended September 30, 2005 and $(1,509,068) for the same period ended September 30, 2004. The increase of $2,041,101 resulted from a one time non-cash warrant issuance expense of $951,250 for Warrant Expenses accounted for in the period ended September 30, 2006, and a net increase of $511,834 in loan fee expenses associated with the sale by the Company of convertible dentures.. Excluding the one time non-cash warrant expense and net loan fee expenses, in the comparative analysis between the period's, results in an increase of $578,017 in net loss for the period ended September 30, 2006 as compared to the same period 2005. The net loss per share was less than $(0.02) for the twelve month period ended September 30, 2006.

Due to the Company's change in primary business focus in October 2003 and the developing nature of its business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. Since inception in 1997 the Company has an accumulated deficit totaling ($9,171,354) to September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2006 was $4,065,523 as compared to a working capital (deficit) of $(718,380) at September 30, 2005 and ($38,819) at September 2004. There were insignificant cash flows totaling $8,000 provided by operations during the twelve months ended September 30, 2006.

Cash and cash equivalents at September 30, 2006 were $4,654,222, an increase of $4,398,369 from September 30, 2005. During the year ended, September 30, 2006, the Company used $1,942,278 net cash in operating activities as compared to using $1,049,650 net cash for the year ended, September 30, 2005 and $236,630 for the year ended September 30, 2004. The increase of $892,628 between the 2006 and 2005 periods resulted from onetime non-cash expenses for a warrant issuance expense of $951,250, an expense of $31,500 for the issuance of stock in lieu of cash for services, and $241,383 in expenses for the issuance of stock in lieu of cash for the payment of accrued interest associated with the sale of debentures by the Company accounted for in the period ended September 30, 2006. Excluding these one time non-cash expenses, in the comparative analysis between the period's, results in a decrease of $331,505 in net cash used in operations for the period ended September 30, 2006 compared to the same period 2005.This decrease of net cash used in operations was primarily due to a decrease in consulting expenses of $273,094 in the 2006 period.

For the twelve months ended, September 30, 2006, the Company's capital needs have primarily been met from the proceeds of (i) the issuance of Common Stock for Debenture conversion and; (ii) the issuance of Common Stock for warrant conversion. Total cash provided by financing activities for the period ended September 30, 2006 increased to $8,171,250 from $1,380,170 for the same period ended September 30, 2005 and $283,895 for the period ended September 30, 2004. The increase of $6,791,080 between the 2006 and 2005 periods was mainly attributable to an increase of $5,000,000 from the conversion of a debenture into common stock and $3,171,250 in the conversion of warrants for common stock.

Contractual Obligations are shown in the following table -


------------------------ ------------------------------------------------------------
Contractual Obligations                    Payments Due by Period
------------------------ ------------------------------------------------------------
                                                                           More
                                       Less than                           than 5
                            Total       1 Year     1-3 Years   3-5 Years     Years
------------------------ ------------ ------------ ----------- ----------- ----------
Long Term Obligations    -            -            -           -           -
------------------------ ------------ ------------ ----------- ----------- ----------
Capital Lease            -            -            -           -           -
------------------------ ------------ ------------ ----------- ----------- ----------
Operating Lease          57,518       20,550       36,968      -           -
------------------------ ------------ ------------ ----------- ----------- ----------
Purchase Obligations     1,183,680    1,183,680    -           -           -
------------------------ ------------ ------------ ----------- ----------- ----------
Other Long Term
Liabilities Reflected
on the Registrant's
Balance Sheet Under
GAAP                     -            -            -           -           -
------------------------ ------------ ------------ ----------- ----------- ----------

Total                    1,241,198    1,204,230    36,968      -           -
------------------------ ------------ ------------ ----------- ----------- ----------

(1)  Operating  Lease   Obligations  consist  of  the  lease  on  the  Company's
Administrative  and Sales facility in Golden, CO

(2) Remaining accounts payable associated with the production prototype machine of $353,000

(3) Remaining amount due to MVSystems from the Phase IV, 4T research and development contract signed in the period ending September 30, 2006 of $830,680

The estimated contract cost in item (2) and (3) above may be higher or lower based on final costs. The compnay has not booked any contingency for cost overruns

During the year ended, September 30, 2006, we used $2,099,736 for investing activities as compared to $191,995, for the year ended, September 30, 2005 and $12,267 for the year ended September 30, 2004. The increased use of cash for investing activities resulted from an increase in the acquisition of assets in the form of a marketable prototype manufacturing tool and additional equipment.

We had, at September 30, 2006, working capital of $4,065,523. We have begun marketing efforts and anticipate the sale of licenses in the 2007 period however the cash flow requirements associated with the transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future if necessary.

NET OPERATING LOSS

For federal income tax purposes, we have net operating loss carry forwards of approximately $9,646,224 as of September 30, 2006. These carry forwards will begin to expire in 2010. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains interest bearing deposits in the form of U.S. Treasury Notes in various amounts and maturity periods that allow us to maintain access to necessary capital to fund operations. These investments in Treasury Notes earn varied interest rates and upon maturity are subject to market risks associated with the increase or decrease for the then available rates comparative to the expiring rates. These investments in U.S Treasury Notes are underwritten by the United States Government and are brokered through our association with a U.S. based and Federally insured bank. We do not believe that these investments are subject to foreign currency risks.

Our products are quoted for sale and licensure in United States dollars and as our business development efforts progress we anticipate the sale and/or licensure of our products to foreign entities. To the extent that we may be exposed to foreign currency risks related to the rise and/or fall of foreign currencies against the U.S. dollar we will report in United States dollars.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 through F-19.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The audit report by Michael Johnson & Co., LLC. for the period ended September 30, 2004 contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


ITEM 9A. CONTROLS AND PROCEEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Internal Control Over Financial Reporting

The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our Company.

During the first half of the  Company's  fiscal year ending  September  30, 2007 management will be revising the Company's internal and controls procedure document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Management is committed to re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending September 30, 2007.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

On April 19th 2006, a service provider Office Radio Network filed a lawsuit in the District Court in Colorado alleging that it has been damaged due to refusal to allow it to sell its shares under Rule 144. The parties entered into a settlement in December 2006 providing for the return of 150,000 shares of the 300,000 shares issued to Office Radio Network, and the provisioning by Office Radio Network of an additional six months of service to the Company.


                                    PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists the executive offices and directors of the Company as of September 30, 2006:



     NAME           Age          POSITION HELD                TENURE

Brian Altounian     43     Secretary, Director              Since September 2003
(resigned 6/30)
Tom Djokovich       49     President, CEO, CFO, Director    Since September 2003
Thomas Anderson     41     Director                         Since August 2001
Joseph Grimes       49     COO                              Since April 2006

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

BIOGRAPHICAL INFORMATION

TOM DJOKOVICH, age 49, President and Chief Executive Officer as of September 30, 2003, and Director;

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

JOSEPH GRIMES, age 49, Chief Operating Officer as of April 2006;

Mr. Grimes brings to XsunX more than eight years direct experience in thin-film technology and manufacturing. He was most recently Vice President, Defense Solutions, for Envisage Technology Company, where he directed and managed the defense group business development process, acquisition strategies and vision for next generation applications. Previously he was Co-Founder, President and CEO of ISERA Group, where he established the company infrastructure and guided five development teams, finally selling the company to Envisage. His direct experience in thin-film technology came with Applied Magnetics Corporation as manager for thin-film prototype assembly. Mr. Grimes holds a Bachelor's degree in business economics and environmental studies, and a Master's in computer modeling and operation research applications, both from the University of California at Santa Barbara.

THOMAS ANDERSON, age 41, became a director of the Company in August 2001;

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

Name                             Form                      Filed
----------------------------------------------------------------------------
Tom Djokovich                    Form 3                    October 24, 2003
Brian Altounian                  Form 4                    June 22, 2006
Xoptix, Inc.                     Form 3*                   Did not file

* NOTE: Xoptix, Inc. was being liquidated pursuant to a Plan of Liquidation, and the shares were distributed in December, 2003 pro rata to shareholders of Xoptix, Inc. in a liquidating distribution of assets in kind. Xoptix has represented that no shareholder of Xoptix, Inc. receiving shares holds more than 10% of the issued and outstanding shares of Registrant.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


                             SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (excludes compensation for executives)
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Name                                 Annual         Meeting Fees   Consulting        Number of        Number of
                                     Retainer       ($)            Fees/Other Fees   Shares (#)       Securities
                                     Fees ($)                      ($)                                Underlying
                                                                                                      Options SARS (#)
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, Tom Djokovich                   $0             $0               $0                0                 0
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, Brian Altounian                 $0             $0               $0                0                 0
(resigned June 30, 2006)
------------------------------------ -------------- -------------- ----------------- ---------------- -------------------
Director, Thomas Anderson                 $0             $0               $0                0                 0
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


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Name & Principal Position   Fiscal    Annual       Annual Bonus    Awards Other         Restricted       Securities
                            Year      Salary ($)   ($)             Annual               Stock Award(s)   Underlying
                                                                   Compensation ($)     ($)              Options/ SARS
                                                                                                         (#)
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Tom Djokovich, President(1)   2006     $150,000          0                  0                  0                0
                              2005     $150,000          0                  0                  0                0
                              2004     $130,000          0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Joseph Grimes, COO (2)        2006        $0             0                  0                  0          612,000
                              2005        $0             0                  0                  0                0
                              2004        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Brian Altounian, Secretary(3) 2006        $0             0                  0                  0                0
                              2005        $0             0                  0                  0                0
                              2004        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------
Thomas Anderson, Director     2006        $0             0                  0                  0                0
                              2005        $0             0                  0                  0                0
                              2004        $0             0                  0                  0                0
--------------------------- --------- ------------ --------------- -------------------- ---------------- ----------------

(1) The Company has agreed to pay Mr. Djokovich $2,884 per week for services provided as Chief Executive Officer up to and until the Company determines executive compensation pursuant to an employment agreement as determined by the Board. When necessitated by the Company's adverse financial condition Mr. Djokovich has agreed to the deferment of his monthly salary up to and until such time that the Company can repay any such deferred amounts. In the period ended September 30, 2004 Mr. Djokovich agreed to the deferment of $65,000 dollars of his salary until such time that the Company could begin to repay him. As of the period ended September 30, 2006 the remaining balance of Mr. Djokovich's deferred salary was $6,538.

(2) The Company has agreed to pay Mr. Grimes $2,884 per week for services provided as Chief Operating Officer under the terms of an employment agreement effective April 5, 2006. In addition to Mr. Grimes base compensation the Company also provides Mr. Grimes with a $400 monthly health insurance allowance. In connection with the issuance of an employment agreement to Mr. Grimes the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant and then granted 500,000 new warrants on July 20, 2006 at the then market price of $0.51. The new warrant will vest at the rate of 28,000 shares per month up to and through the first nine months of employment, 100,000 shares will become exercisable upon delivery of a marketing plan by Mr. Grimes to the Board of Directors, 148,000 shares will become exercisable upon the first sale or licensure of an XsunX technology under the marketing plan.

(3) Resigned as Chairman and Secretary effective June 30, 2006

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year


                          Long Term Incentive Plan Options/Warrants

----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Name                    Date Issued            Number Issued     Exercise   Expiration Date       Consideration
                                                                 Price
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Joseph Grimes(1)         April 5, 2006            112,000        $1.69       April 5, 2011       As part of an employment
                                                                                                 incentive agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------
Joseph Grimes(2)         July 20, 2006            500,000        $0.51       July 20, 2011       As part of an employment
                                                                                                 incentive agreement
----------------------- ---------------------- ----------------- --------- --------------------- ---------------------

(1) Employment Incentive Warrants - In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant.

(2) Employment Incentive Warrants - In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants on July 20, 2006 at the then market price of $0.51. The warrant will vest at the rate of 28,000 shares per month up to and through the first nine months of employment, 100,000 shares will become exercisable upon delivery of a marketing plan by Mr. Grimes to the Board of Directors, 148,000 shares will become exercisable upon the first sale or licensure of an XsunX technology under the marketing plan.

2006 WARRANT ISSUANCE AND SUMMARYS

The following table sets forth information with respect to warrants to purchase common stock of the Company granted during fiscal year ended September 30, 2006.

                                         Options/Warrants

----------------------- ---------------------- ----------------- --------- --------------------- ----------------
Name                    Date Issued            Number Issued     Exercise   Expiration Date       Consideration
                                                                 Price
----------------------- ---------------------- ----------------- --------- --------------------- ----------------
MVSystems, Inc.(1)       October 12, 2005       7,000,000          $0.25      October 12, 2010   Expanded Use
                                                                                                 License Agreement
----------------------- ---------------------- ----------------- --------- --------------------- ----------------
Cornell Capital, LP(2)   December 12, 2005      3,125,000          $0.45      December 12, 2010  As part of a
                                                                                                 financing agreement
----------------------- ---------------------- ----------------- --------- --------------------- ----------------
Cornell Capital, LP (3)  December 12, 2005      1,250,000          $0.55      December 12, 2010  As part of a financing
                                                                                                 agreement
----------------------- ---------------------- ----------------- --------- --------------------- ----------------
Joseph Grimes(4)         April 5, 2006            112,000          $1.69      April 5, 2011      As part of an employment
                                                                                                 incentive agreement
----------------------- ---------------------- ----------------- --------- --------------------- ----------------
Joseph Grimes(5)         July 20, 2006            500,000          $0.51      July 20, 2011      As part of an employment
                                                                                                 incentive agreement
----------------------- ---------------------- ----------------- --------- --------------------- ----------------

(1) The Warrant granted to MVSystems, Inc. will vest in the amount of 1,000,000 shares upon the effective date of the Expanded Use License Agreement which was October 12, 2005. Thereafter, the Warrant will vest at the rate of 1,000,000 shares upon the satisfactory completion of a Phase 4 development program for the development of certain opaque solar technologies that began in January 2006, and the balance of 5,000,000 shares will vest upon the date the technologies licensed under the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.

(2), (3) Warrant to Purchase Common Stock Cornell - On December 12, 2005, the Company consummated a Securities Purchase Agreement with Cornell providing for the sale by the Company to Cornell of its 10% secured convertible debentures in the aggregate principal amount of $5,000,000. Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 3,125,000 and 1,250,000 shares of Common Stock at $0.45 and $0.55, respectively (collectively, the "Warrants"). As of the date of this filing all of the Cornell warrants had been exercised.

(4) Employment Incentive Warrants - In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant.

(5) Employment Incentive Warrants - In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants on July 20, 2006 at the then market price of $0.51. The warrant will vest at the rate of 28,000 shares per month up to and through the first nine months of employment, 100,000 shares will become exercisable upon delivery of a marketing plan by Mr. Grimes to the Board of Directors, 148,000 shares will become exercisable upon the first sale or licensure of an XsunX technology under the marketing plan.

During the years ended September 30, 2005 no warrant holders exercised warrants to purchase the Company's common stock. During the year ended September 30, 2006 warrant holders exercised a total of 10,850,000 warrants in cash to purchase the Company's common stock.

A summary of warrant activity for the year ended September 30, 2005 and 2006 is as follows:

                                                            Weighted-                           Weighted-
                                         Number of          Average                             Average
                                         Warrants           Exercise         Accrued            Exercise
                                                                             --------------
                                                            Price            Warrants           Price
                                                                             --------
                                                                             Exercisable
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2004          8,000,000          $0.15            5,525,000          $0.15
    Granted 2005                         7,125,000          $0.1649          7,884,167          $0.1659
    Exercised 2005                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2005          15,125,000         $0.1595          13,409,167         $0.1593

    Granted 2006                         11,987,000         $0.3419          6,143,000          $0.4340
    Exercised 2006                       (10,850,000)       $0.2923          (10,850,000)
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2006          16,262,000         $0.2170          8,702,167          $0.1873
                                         ==============

At September 30, 2006, the range of warrant prices for shares under warrants not exercised and the weighted-average remaining contractual life is as follows:


                            Warrants Outstanding                                  Warrants Exercisable
                   --------------------------------------------------    ---------------------------------
                                                     Weighted-
                                   Weighted-         Average                                 Weighted-
Range of           Number of       Average           Remaining           Number              Average
Warrant            Warrants        Exercise          Contractual         Of                  Exercise
Exercise Price                     Price             Life(yr)            Warrants            Price
---------------    ------------    --------------    ----------------    ----------------    -------------
$.15                 7,900,000     $ .15               2.7                 6,900,000         $ .15
                   ------------                                          ----------------
 .20                   750,000       .20               1.5                   634,167           .20
                   ------------                                          ----------------
 .25                 7,000,000       .25               4.0                 1,000,000           .25
                   ------------                                          ----------------
 .51                   500,000       .51               4.8                    56,000           .51
                   ------------                                          ----------------
1.69                   112,000      1.69               4.5                    112,000         1.69
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELEATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of December 7, 2006. Also included are the shares held by all executive officers and directors as a group.



SHAREHOLDERS/                    NUMBER OF SHARES              OWNERSHIP
BENEFICIAL OWNERS                                              PERCENTAGE(1)
---------------------------------------------------------------------------
Tom Djokovich (2)                     17,903,000                  11.39%
President & Director
65 Enterprise
Aliso Viejo, CA  92656

Thomas Anderson                          56,900                   >.01%
65 Enterprise
Aliso Viejo, CA  92656

Joseph Grimes (3)                       224,000                   >.01%
Chief Operating Officer
65 Enterprise
Aliso Viejo, CA  92656

(1) Applicable percentage ownership is based on 157,137,931 shares of common stock outstanding as of December 13, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 13, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 16,978,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Tamara Djokovich.

(3) Includes vested warrants that may be exercised within 60 days of the date of this filing.


ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Grant of Options/Warrants to Executive Officer

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2006.

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

AUDIT FEES 2006:

As of the period ended September 30, 2006 Jaspers + Hall had billed the Company $1,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, April 30, and June 30, 2006. No other fees we billed by Jaspers + Hall in the period ended September 30, 2006.

AUDIT FEES 2005:

As of the period ended September 30, 2005 Jaspers + Hall had billed the Company $1,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2005 and annual financial statements included in annual reports on Form 10-KSB for the period ended September 30, 2005. No other fees we billed by Jaspers + Hall in the period ended September 30, 2006.

The Company's previous auditor, Michael Johnson & Co, LLC, billed the Company $7,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended September 30, 2004, review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2004, March 31, 2005.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2006.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Reports on Form 8-K:

8-K filed 1-11-06
8-K/A filed 1-11-06
8-K filed 1-12-06
8-K filed 7-6-06
8-K filed 7-27-06

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

                                      INDEX



                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1             Articles of Incorporation             Incorporated by reference
                to Registration Statement
                Form 10SB12G #000-29621


3.2             Bylaws                                Incorporated by Reference
                to Registration Statement
                Form 10SB12G #000-29621

                                   XSUNX, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have audited the accompanying balance sheets of XSUNX, Inc., (formerly Sun River Mining, Inc). (A Development Stage Company) as of September 30, 2006, and the related statements of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSUNX, INC., (formerly Sun River Mining, Inc.) at September 30, 2006 and the results of their operations and their cash flows for the year ended September 30, 2006 and for the period
February 25, 1997 to September 30, 2006, in conformity with accounting principles generally accepted in the United States.

The financial statements for the years ended September 30, 2004 and 2003 and from the period February 25, 1997 (inception) to September 30, 2004, were audited by other accountants, whose report dated May 5, 2005 expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.


Denver, CO
December 14, 2006

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
December 14, 2006


                                                  XSUNX, INC.
                                         (A Development Stage Company)
                                                 Balance Sheets


                                                                                                   Audited
                                                                                                September 30,
                                                                                   ----------------------------------------
                                                                                        2006                    2005
                                                                                   ----------------        ----------------
ASSETS:
Current assets:
   Cash                                                                                 $4,305,105               $ 175,869
   Prepaid Research and Development Expense                                                  3,200                       -
   Prepaid Professional Expense                                                            330,917                  79,984
   Prepaid Legal Expenses                                                                   15,000                       -
                                                                                   ----------------        ----------------

      Total current assets                                                               4,654,222                 255,853
                                                                                   ----------------        ----------------

Fixed Assets:
   Office Equipment                                                                          9,774                   2,270
   Research and Development Equipment                                                      392,301                 181,995
   Leasehold Improvement                                                                    80,492                       -
                                                                                   ----------------        ----------------
   Total Fixed Assets                                                                      482,567                 184,265
     Less Depreciation and Amortization                                                    (84,941)                (18,434)
                                                                                   ----------------        ----------------

      Net Fixed Assets                                                                     397,626                 165,831
                                                                                   ----------------        ----------------

Other Assets:
   Patents                                                                                  40,000                  20,000
   Security Deposit                                                                          2,615                       -
   Deferred Financing Costs                                                                 25,001                       -
   Marketable Prototype                                                                  1,765,000                       -
                                                                                   ----------------        ----------------

      Total other assets                                                                 1,832,616                  20,000
                                                                                   ----------------        ----------------

TOTAL ASSETS                                                                            $6,884,464               $ 441,684
                                                                                   ================        ================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Accounts Payable                                                                      $ 582,161                $ 78,377
   Accrued Expenses                                                                          6,538                  45,856
   Note Payable                                                                                  -                 850,000
                                                                                   ----------------        ----------------

      Total current liabilities                                                            588,699                 974,233
                                                                                   ----------------        ----------------

Stockholders' equity (deficit):

Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding                                              -                       -
Treasury Stock, no par value; 26,798,418 issued and outstanding                                  -                       -
Common Stock, no par value; 500,000,000 shares authorized;
   157,169,856 shares issued and outstanding September 30, 2006                         13,290,868               3,996,735
   123,876,633 shares issued and outstanding September 30, 2005.
Common Stock Warrants                                                                    2,151,250               1,200,000
Deficit accumulated during the development stage                                        (9,146,353)             (5,729,284)
                                                                                   ----------------        ----------------

       Total stockholders' deficit                                                       6,295,765                (532,549)
                                                                                   ----------------        ----------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                                       $6,884,464               $ 441,684
                                                                                   ================        ================



      The accompanying notes are an integral part of these financial statements.


                                             XSUNX, INC.
                                    (A Development Stage Company)
                                       Statements of Operations

                                                                                          February 25, 1997
                                                      Years Ended                           (Inception) to
                                                     September 30,                           September 30,
                                                     -------------
                                       2006               2005               2004               2006
                                   --------------     -------------      -------------    ------------------
Revenue                                  $ 8,000               $ -                $ -               $ 8,000
                                   --------------     -------------      -------------    ------------------

Expenses:
   Abandoned Equipment                         -                 -                  -                   808
   Advertising                             9,050             3,979                  -                13,029
   Bank Charges                              294               500                401                 2,907
   Conferences and Seminars               11,267                 -                  -                11,267
   Consulting                             47,850           320,944             19,900             1,392,833
   Depreciation and Amortization          82,941            18,435                  -               104,554
   Directors' Fees                                               -                  -                11,983
   Due Dilgence                                                  -                  -                45,832
   Equipment Rental                                              -                  -                 1,733
   Filing Fees                             4,625             1,800                  -                 6,425
   Impairment loss                                               -                  -               923,834
   Insurance                               2,705               758                  -                 3,463
   Legal and Accounting                  140,293           107,249             27,203               435,902
   Licenses and Fees                          20                25                190                 6,455
   Loan Fees                             628,834           115,000                  -               741,834
   Meals and Entertainment                     -                 -                  -                 4,119
   Miscellaneous Expenses                  3,882             1,675                  -                 5,687
   Office Expenses                         4,581             2,634              5,218                26,414
   Patent Fees                               625               663                  -                 1,288
   Salaries                              275,089           155,236            119,336               930,411
   Postage                                 1,123             2,161                  -                 6,501
   Printing                                8,730             4,300                  -                18,610
   Public Relations                      182,151           116,413              6,640               409,530
   Rent                                   19,858             9,000              8,905                45,821
   Research & Development                949,472           501,423            129,493             1,580,388
   Subscription Reports                    2,895               860                  -                 3,755
   Taxes                                       -                 -                  -                 4,657
   Telephone                              12,318             5,489              4,270                52,622
   Transfer Agent Expense                    411             3,628              2,997                20,365
   Travel                                 41,823            11,234              3,640               115,990
   Warrant Option Expense                951,250                 -          1,200,000             2,151,250
                                   --------------     -------------      -------------    ------------------

Total Expenses                         3,380,087         1,383,406          1,528,193             9,080,267
                                   --------------     -------------      -------------    ------------------

Other Income and Expense
   Interest Expense                      158,333            17,433                251               247,363
   Interest Income                       (88,480)                -                  -               (88,503)
   Forgiveness of Debt                         -                 -            (19,376)              (59,773)
                                   --------------     -------------      -------------    ------------------

Net Loss                            $ (3,441,940)     $ (1,400,839)      $ (1,509,068)         $ (9,171,354)
                                   ==============     =============      =============    ==================

Per Share Information:
   Weighted average number of
     common shares outstanding       138,005,964       123,854,733        114,036,102
                                   --------------     -------------      -------------

Net Loss per Common Share             $ (0.02)          $ (0.02)           $ (0.01)
                                   ===========          ========           ========


* Less than $.01


      The accompanying notes are an integral part of these financial statements.


                                          XSUNX, INC.                                   Continued...
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                       September 30, 2006
                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                        Common     During
                                         Treasury Stock           Common Stock          Stock    Development
                                      ----------------------  ----------------------
                                      # of Shares   Amount    # of Shares  Amount      Warrants     Stage       Totals
                                      -----------  --------- ------------  ---------  ----------  ----------   ---------
Inception February 25, 1997                   -    $     -            -     $     -     $      -   $      -    $      -

Issuance of stock for cash                    -          -       10,590     111,900            -          -     111,900
Issuance of stock to Founders                 -          -       14,110           -            -          -           -
Issuance of stock for consolidation           -          -      445,000     312,106            -          -     312,106
Issuance of stock for cash                    -          -        5,290     105,800            -          -     105,800
Net Loss for Year                             -          -            -           -            -   (193,973)   (193,973)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 1997                  -          -      474,990     529,806            -   (193,973)    335,833
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for services                -          -        1,500      30,000            -          -      30,000
Issuance of stock for cash                    -          -       50,200     204,000            -          -     204,000
Consolidation stock cancelled                 -          -      (60,000)    (50,000)           -          -     (50,000)
Net Loss for Year                             -          -            -           -            -   (799,451)   (799,451)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 1998                  -          -      466,690     713,806            -   (993,424)   (279,618)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for cash                    -          -       21,233     159,367           -           -     159,367
Issuance of stock for services                -          -       65,000     316,500           -           -     316,500
Issuance of stock for cash                    -          -       90,225     488,546           -           -     488,546
Issuance of stock for services                -          -       70,000     147,000           -           -     147,000
Issuance of stock for cash                    -          -       40,000      69,200           -           -      69,200
Net Loss for Year                             -          -            -           -           -  (1,482,017) (1,482,017)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 1999                  -          -      753,148   1,894,419           -  (2,475,441)   (581,022)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for cash                    -           -      15,000      27,000           -           -      27,000
Net Loss for year                             -           -           -           -           -    (118,369)   (118,369)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 2000                  -           -     768,148   1,921,419           -   (2,593,810)  (672,391)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Extinquishment of debt                        -           -           -     337,887           -           -     337,887
Net Loss for year                             -           -           -           -           -     (32,402)    (32,402)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 2001                  -           -     768,148   2,259,306           -   (2,626,212)  (366,906)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Net Loss for year                             -           -           -           -           -     (47,297)    (47,297)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 2002                  -           -     768,148   2,259,306           -   (2,673,509)  (414,203)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for Assets                  -           -  70,000,000           3           -           -           3
Issuance of stock for Cash                    -           -   9,000,000     225,450           -           -     225,450
Issuance of stock for Debt                    -           -     115,000     121,828           -           -     121,828
Issuance of stock for Expenses                -           -     115,000      89,939           -           -      89,939
Issuance of stock for Services                -           -  31,300,000     125,200           -           -     125,200
Net Loss for year                             -           -           -           -           -    (145,868)   (145,868)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------



                                          XSUNX, INC.                                   ...Continued
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                       September 30, 2006
                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                        Common     During
                                         Treasury Stock           Common Stock          Stock    Development
                                      ----------------------  ----------------------
                                      # of Shares   Amount    # of Shares  Amount      Warrants     Stage       Totals
                                      -----------  --------- ------------  ---------  ----------  ----------   ---------

Balance - September 30, 2003                  -           - 111,298,148   2,821,726           -  (2,819,377)      2,349
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for Cash                    -           -   2,737,954     282,670           -           -     282,670
Issuance of Common Stock Warrants             -           -           -           -   1,200,000           -   1,200,000
Net Loss for year                             -           -           -           -           -  (1,509,068) (1,509,068)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 2004                  -           - 114,036,102   3,104,396   1,200,000  (4,328,445)    (24,049)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for cash                    -           -   6,220,037     491,135           -           -     491,135
Issuance of stock for services                -           -      10,000       3,000           -           -       3,000
Issuance of stock for services                -           -     300,000      24,000           -           -      24,000
Issuance of stock for cash                    -           -     527,000      40,260           -           -      40,260
Issuance of stock for services                -           -     239,469      23,827           -           -      23,827
Issuance of stock for Collateral     26,798,418           -           -           -           -           -           -
Issuance of stock for services                -           -   2,544,031     310,117           -           -     310,117
Net Loss for year                             -           -           -           -           -  (1,400,969) (1,400,969)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 2005         26,798,418           - 123,876,639   3,996,735   1,200,000  (5,729,414)   (532,679)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Issuance of stock for services                -           -      40,441       7,500           -           -       7,500
Issuance of common stock warrants             -           -           -           -     951,250           -     951,250
Issuance of stock for debenture conversion    -           -   8,500,000     850,000           -           -     850,000
Issuance of stock for interest on debenture   -           -     105,500      10,550           -           -      10,550
Issuance of stock for warrant conversion      -           -   10,850,000  3,171,250           -               3,171,250
Issuance of stock for debenture conversion    -           -   7,894,737   3,000,000           -           -   3,000,000
Issuance of stock for debenture conversion    -           -   5,263,158   2,000,000           -           -   2,000,000
Issuance of stock for interest on debenture   -           -     607,456     230,833           -           -     230,833
Issuance of stock for services                -           -      31,925      24,000           -           -      24,000
Net Loss for year                             -           -           -           -           -  (3,441,940) (3,416,939)
                                      ----------   ---------  ----------  ----------  ----------  ----------   ---------

Balance - September 30, 2006          26,798,418        $ - 157,169,856 $13,290,868 $ 2,151,250 $(8,171,354) $6,295,765
                                      ==========   =========  ==========  ==========  ==========  ==========   =========


      The accompanying notes are an integral part of these financial statements.


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                       (Indirect Method)

                                                                                                         February 25, 1997
                                                               Years Ended                                (Inception) to
                                                               September 30,                               September 30,
                                                               -------------
                                                           2006            2005             2004               2006
                                                       --------------  --------------   -------------    ------------------
Cash Flows from Operating Activities:

Net Loss                                                $ (3,441,940)   $ (1,400,969)   $ (1,509,068)         $ (9,171,354)

   Issuance of Common Stock for Services                      31,500          50,827               -             1,348,997
   Issuance of Common Stock for Loan Inducement                    -         310,117               -               310,117
   Warrant Expense                                           951,250               -       1,200,000             2,151,250
   Issuance of Common Stock for Interest                     241,383               -               -               241,383
   Depreciation Expense                                       82,941          18,435               -               101,376
Adjustments to reconcile net loss to
    net cash used in operations.
   Decrease in Deposits                                       (2,615)              -         (22,500)               (2,615)
   (Increase) in Deferred Financing Costs                    (25,001)                              -               (25,001)
   (Increase) in Prepaid Expenses                           (269,133)        (59,985)              -              (349,117)
   Increase (Decrease) in Accounts Payable                   503,784         (10,653)         89,030               582,161
   Increase (Decrease) in Accrued Liabilities                (39,448)         42,578           5,908                 6,538
                                                       --------------  --------------   -------------    ------------------

Net Cash Flows Used by Operations                         (1,942,278)     (1,049,650)       (236,630)           (4,781,264)
                                                       --------------  --------------   -------------    ------------------

Cash Flows from Investing Activities:
   Purchase of Fixed Assets                                 (314,736)       (181,995)         (2,270)             (499,002)
   Purchase of Marketable Prototype and Patent            (1,785,000)        (10,000)         (9,997)           (1,805,000)
                                                       --------------  --------------   -------------    ------------------

   Net cash used by investing activities                  (2,099,736)       (191,995)        (12,267)           (2,304,002)
                                                       --------------  --------------   -------------    ------------------

Cash Flows from Financing Activities:
   Proceeds from Notes payable - Stockholder                       -           3,775           1,225                     -
   Payment for Notes payable - Stockholder                         -          (5,000)              -                     -
   Proceeds fom Warrant Conversion                         3,171,250               -               -             3,171,250
   Proceeds from Debenture Conversion                      5,000,000                               -             5,000,000
   Proceeds from Convertible Debt                                  -         850,000               -                     -
   Issuance of Common Stock for cash                               -         531,395         282,670             3,219,121
                                                       --------------  --------------   -------------    ------------------

Net Cash Flows Provided by Financing Activities            8,171,250       1,380,170         283,895            11,390,371
                                                       --------------  --------------   -------------    ------------------

Increase in Cash                                           4,129,236         138,525          34,998             4,305,105
                                                       --------------  --------------   -------------    ------------------

Cash at Beginning of Period                                  175,869          37,344           2,346                     -

Cash at End of Period                                     $4,305,105       $ 175,869        $ 37,344           $ 4,305,105
                                                       ==============  ==============   =============    ==================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                        $ -             $ -             $ -              $ 71,346
                                                       ==============  ==============   =============    ==================
   Cash paid for income taxes                                    $ -             $ -             $ -                   $ -
                                                       ==============  ==============   =============    ==================

NON-CASH TRANSACTIONS
   Stock issued for services                                $ 31,500        $ 50,827             $ -           $ 1,288,384
                                                       ==============  ==============   =============    ==================
   Stock issued for Loan Inducement                              $ -       $ 310,117             $ -               310,117
                                                       ==============  ==============   =============    ==================
   Stock Issued for Interest                             $   241,383       $       -       $       -          $    241,383
                                                       ==============  ==============   =============    ==================

      The accompanying notes are an integral part of these financial statements.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Note 1 - Organization:

XsunX, Inc. ("XsunX," the "Company" or the "issuer") is a Colorado corporation formerly known as Sun River Mining Inc. "Sun River"). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the "Plan").

Pursuant to the Plan the Company acquire the following three patents from Xoptix, Inc., a California corporation for Seventy Million (70,000,000) shares (post reverse split one for twenty): No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003.

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

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation - Development Stage Company:
-------------------------------------------------

The Company has not earned any revenues from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Note 2 - Summary of Significant Accounting Policies (Cont.):

Cash and Cash Equivalents:
-------------------------

For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

Use of Estimates:
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the estimate for the useful life of property and equipment, and the fair value of stock warrants. Actual results could differ from those estimates

Fair value of financial instruments
-----------------------------------

The Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2006 and 2005, the Company's notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment
----------------------

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

        Furniture, fixtures & equipment                 7 years
        Computer equipment                              5 years
        Commerce server                                 5 years
        Computer software                           3 - 5 years
        Leasehold improvements              Length of the lease

Net earning (loss) per share:
----------------------------

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were none dilutive, due to the Company's net losses.

Advertising:
-----------

Advertising costs are expensed as incurred. Total advertising costs were $9,050 and $3,979 for the years ended September 30, 2006 and 2005, respectively.

Research and Development:
------------------------

Research and development costs are expensed as incurred. Total research and development costs were $ 949,472 and $501,423 for the years ended September 30, 2006 and 2005, respectively.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Other Comprehensive Income:
--------------------------

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

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                             2006            2005
                                                         --------      ------------
   Deferred Tax Liability                              $  9,646,224     $ 5,729,284
   Deferred Tax Assets
            Net Operating Loss Carry forwards
            Book/Tax Differences in Bases of Assets               0               0
                                                       -------------   -------------
   Valuation allowance                                 $  9,646,224     $ 5,729,284
                                                       -------------   -------------

   Net Deferred tax assets                             $          0     $         0
                                                       =============   =============

Note 3 - Federal Income Tax (Cont.):

At September 30, 2006, the Company had net operating loss carry forwards of approximately, $9,146,353 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 500,000,000 with no par value. On September 29, 2003 the Board of Directors authorized a reverse split of 1 for 20 shares of stock. The stocks issued in 2003, as part of a reorganization, were for accrued director fees and salaries and to pay off past debt to investors. Included in the reorganization were 70,000,000 shares of stock issued to obtain certain patent rights from Xoptix, Inc. Also shares of stock were issued in 2003 for consulting fees in arranging the formation of the reorganized Corporation. In 2004 2,737,954 shares of stock were issued for cash and consulting fees to fund operations. 9,840,537 shares of common stock were issued in 2005 for cash and consulting fees to fund operations. In July 2005, 26,798,418 shares of common stock were placed in XSUNX, Inc. Treasury Stocks as collateral for the long-term note with Cornell Capital Partners. On August 18, 2006 the note underlying the collateral shares was paid and requirement of collateral was discharged. In 2006 33,188,926 shares of common stock were issued for cash and 72,366 were issued for services to fund operations.

The following represents a detailed analysis of the 2006 capital stock transactions.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Issuance of Shares
------------------

Debenture Conversion - On February 8, 2006 Cornell Capital Partners, LLP converted $350,000 of the principal balance of $850,000 debenture issued to Cornell in July 2005. On March 1, 2006 Cornell converted the remaining principal and accrued interest the debenture balance totaling $510,550. Upon conversion of the notes XsunX issued 8,605,500 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.10. The remaining value of the debenture is $0.

Warrant Conversion - In February 2006, a consultant exercised 100,000 of the 1,000,000 available $.15 cent warrants. The amount of $15,000 dollars was paid to XsunX by the consultant and 100,000 shares were issued.

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

Debenture Conversions - On May 10, 2006 Cornell Capital Partners, LLP converted $2,000,000 of the principal balance of a $5,000,000 debenture issued to Cornell in December 2005 and the Company issued 5,263,158 shares of common stock to Cornell for the conversion. On June 12 Cornell converted another $1,000,000 of the principal balance of the debenture and the Company issued 2,631,579 shares of common stock to Cornell. On July 17, 2006 another $1,000,000 of the principal balance was converted by Cornell for which the Company issued 2,631,579 shares of common stock to Cornell. On August 23, 2006 Cornell converted the remaining $1,000,000 principal balance and $230,833 of the total accrued interest charges of the debenture for which the Company issued 3,239,035 shares of common stock to Cornell. The conversion price for all of the above issued shares was $.38 each. The remaining balance of the Debenture as of the date of this filing is $0.0.

Issuance of Shares for Service
------------------------------

In December 2005 the Company issued 40,441 unregistered common shares to a service provider for accrued service fees totaling $7,500 dollars for services provided over the fourth quarter period ended September 30, 2005. In September 2006 XsunX issued an additional 31,925 unregistered common shares to the same service provider for accrued service fees totaling $24,000 dollars for the one year period ended September 30, 2006. The shares were earned on a quarterly basis by the service provider and the conversion price for the stock issued was calculated using the average daily closing price of the Company's common stock over each quarter period of service.

Note 5 - Stock Options and Warrants:

Stock Option Plan:
-----------------

On July 15, 2004, the Board of Directors of XsunX resolved to establish the 2004 Stock Option Plan. The plan was adopted to provide equity incentives to employees, consultants and suppliers of the Company. The adoption of the Plan was subject to ratification by a majority of the Company's stockholders, which

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

approval was to be obtained within 12 months from the date the Plan was adopted by the Board. The Plan was cancelled by the Board due to non-approval in August 2005. No stocks were issued at September 30, 2006.

Warrant/Option Expense
----------------------

Warrant/Option Expense for the Company was computed by multiplying the value of the difference between the warrant exercise price, if less than the market price, and the market price of the stock at date of grant. This method resulted in a $951,250 charge to expenses for the warrants granted in the year ended September 30, 2006, as follows:


                                     2006 WARRANT/OPTION EXPENSE CHART

------------------------ -------------- --------------- ----------------- ----------------- -----------------
                                                           Underlying       In the Money
                         # of Warrants  Exercise Price   Share Value at    Spread at Date   Warrant Expense
        Holder                                           Date of Grant        of Grant
------------------------ -------------- --------------- ----------------- ----------------- -----------------
MVSystems, Inc.            7,000,000         $.25             $.31              $.06            $420,000
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Cornell Capital, LP        3,125,000         $.45             $.60              $.15            $468,750
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Cornell Capital, LP        1,250,000         $.55             $.60              $.05            $62,500
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Joseph Grimes               112,000         $1.69            $1.69              $0.0              $0.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------
Joseph Grimes               500,000          $.51             $.51              $.0               $.0
------------------------ -------------- --------------- ----------------- ----------------- -----------------
        Totals                                                                                  $951,250
------------------------ -------------- --------------- ----------------- ----------------- -----------------

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Note 5 - Stock Options and Warrants (cont.):

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

   (2) One million (1,000,000) warrants will vest upon the satisfactory completion of a Phase 4 development program for the development of certain opaque solar technologies.

   (3) The balance of the remaining five million (5,000,000) warrants will vest upon the date the technologies licensed within the Expanded Use License are licensed to a third party in a bona fide arms-length commercial setting.

Debenture Warrants - In connection with the issuance of a debenture in the principal amount of $5,000,000 in December, 2005 3,125,000 warrants were granted to Cornell Capital Partners, LP at $.45 and 1,250,000 warrants were granted at $.55. During the 2006 fiscal year Cornell exercised all of the available warrants granted. As of the date of this filing there were no remaining warrants available for conversion by Cornell.

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

The total charged in expense for the 2006 fiscal year has been $951,250 for the issuance of the above described Expanded Use License, Debenture warrants, and employment incentive warrants.

During the years ended September 30, 2005 and September 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 19,112,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.15 to $1.69 per share, vest over periods from between 36 to 60 months, and expire at various times through July 2011.

During the years ended September 30, 2005 no warrant holders exercised warrants to purchase the Company's common stock. During the year ended September 30, 2006 warrant holders exercised a total of 10,850,000 warrants in cash to purchase the Company's common stock.

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Note 5 - Stock Options and Warrants (cont.):

A summary of warrant activity for the year ended September 30, 2005 and 2006 is as follows:

                                                            Weighted-                           Weighted-
                                         Number of          Average                             Average
                                         Warrants           Exercise         Accrued            Exercise
                                                                             --------------
                                                            Price            Warrants           Price
                                                                             --------
                                                                             Exercisable
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2004          8,000,000          $0.15            5,525,000          $0.15
    Granted 2005                         7,125,000          $0.1649          7,884,167          $0.1659
    Exercised 2005                       0                  $0.0
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2005          15,125,000         $0.1595          13,409,167         $0.1593

    Granted 2006                         11,987,000         $0.3419          6,143,000          $0.4340
    Exercised 2006                       (10,850,000)       $0.2923          (10,850,000)
                                         --------------     -------------    ---------------    --------------
Outstanding, September 30, 2006          16,262,000         $0.2170          8,702,167          $0.1873
                                         ==============

At September 30, 2006, the range of warrant prices for shares under warrants not exercised and the weighted-average remaining contractual life is as follows:


                            Warrants Outstanding                                  Warrants Exercisable
                   --------------------------------------------------    ---------------------------------
                                                     Weighted-
                                   Weighted-         Average                                 Weighted-
Range of           Number of       Average           Remaining           Number              Average
Warrant            Warrants        Exercise          Contractual         Of                  Exercise
Exercise Price                     Price             Life(yr)            Warrants            Price
---------------    ------------    --------------    ----------------    ----------------    -------------
$.15                 7,900,000     $ .15               2.7                 6,900,000         $ .15
                   ------------                                          ----------------
 .20                   750,000       .20               1.5                   634,167           .20
                   ------------                                          ----------------
 .25                 7,000,000       .25               4.0                 1,000,000           .25
                   ------------                                          ----------------
 .51                   500,000       .51               4.8                    56,000           .51
                   ------------                                          ----------------
1.69                   112,000      1.69               4.5                    112,000         1.69
                   ============                                          ================

Note 6 - Marketable Prototype Acquisition:

Subject to the terms of the Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties are building a first run production Machine for the purpose of proofing and demonstrating thin film solar cell manufacturing technology. The parties intend to sell this first Machine and have agreed to a 50/50 split of the net proceeds of the sale of this Machine excluding production Costs and reasonable marketing expenses.

Note 7 - Notes, Commitments, and Contingencies

Note Payable (Paid)
-------------------

On July 14, 2005, XSUNX, Inc. entered into a Secured Convertible Debenture agreement with Cornell Capital Partners, LP in the amount of $400,000. The interest accrued on the outstanding principal balance thereof at an annual rate equal to twelve percent (12%). The Debenture was convertible into shares of Common Stock at the option of the Holder, with a conversion price in effect on any Conversion Date was be equal to ten cents ($.10). On August 16, 2005, XSUNX,

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

Inc. received an additional $450,000 from Cornell Capital Partners, LP with the same interest and conversion rights. During the period ended March 31, 2006 Cornell converted the entire $850,000 principal balance and $10,550 of the remaining accrued interest charges into 8,605,500 shares of common shares. The shares were issued subject to a registration statement effective as of February 2006. The remaining balance of the debenture is $0.0.

On December 12, 2005, XsunX, Inc. consummated a Securities Purchase Agreement dated December 12, 2005 with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of 10% secured convertible debentures in the aggregate principal amount of $5,000,000 (the "Debentures") of which $2,000,000 was advanced immediately. The second installment of $2,000,000 was advanced prior to the filing by the Company with the Securities and Exchange Commission of a Registration Statement in January 2006. The last installment of $1,000,000 was advanced in February 2006 upon the Registration Statement being declared effective by the Commission. Between May 2006 and August 2006 the Debentures principal balance of $5,000,000 dollars and accrued interest charges were converted into 13,765351 shares of Common Stock at the option of Cornell at a conversion price per share equal to $0.38. The remaining balance of the debenture is $0.0.

In connection with the above Cornell L.P. Securities Purchase Agreement, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and the exercise of Warrants issued to Cornell in association with Debenture. Prior to executing the Securities Purchase Agreement, the Company had withdrawn a previously filed registration statement that included Common Stock issued to Cornell and Common Stock to be issued upon the conversion of debentures and the exercise of warrants previously sold to Cornell (collectively, the "Initial Securities") pursuant to a securities purchase agreement executed on July 14, 2005 (the "Prior Agreement") as well as Common Stock to be issued pursuant to the Standby Equity Distribution Agreement dated July 14, 2005 between the Company and Cornell (the "Distribution Agreement"). All Initial Securities were included in the Registration Statement. The Company and Cornell also agreed to terminate the July 14, 2005 Distribution Agreement. On January 11, 2006 the Company filed to register up to 72,879,263 shares in association with the above securities registration requirements. The Registration statement was made effective on or about February 9, 2006. Upon the final conversion by Cornell of the Initial Securities, the Securities Purchase Agreement, the underlying Warrants therein, and accrued interest associated with the Debentures XsunX issued the aggregate amount of 35,245,851 registered shares of common stock in the 2006 period.

The Company's obligations under the Prior Agreement and the Securities Purchase Agreement were secured by substantially all of the Company's assets. As further security for its obligations thereunder, the Company had deposited into escrow 26,798,418 shares of Common Stock. In addition, Tom Djokovich, the Company's Chief Executive Officer, had granted a security interest in 925,000 shares of Common Stock that he owns to secure the Company's obligations under the Prior Agreement only. As of the date of this filing XsunX had received notice from Cornell of the release of the security interest in above listed security shares and assets.

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

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

or (4) the sum of $50,000 if paid after the conclusion of the third (3rd) year but prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement. If payment is not made prior to the conclusion of three (3) years and six (6) months after the effective date of this Agreement, XsunX shall re-assign the Trademark back to Western as set forth herein. At September 2006 the accrued balance of $35,000 is included in Accounts Payable.

Operating Leases

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

Legal Proceedings
-----------------

On March 6, 2006 Ron Sentchuck filed an action against the Company in the Superior Court of California for the County of Los Angeles. The Company was dismissed from this action on August 3, 2006. No contingency expenses were accrued by the Company for this complaint.

Note 8 - Subsequent Events
On April 19th 2006, Office Radio Network filed a lawsuit in the District Court in Colorado alleging that it has been damaged due to refusal to allow it to sell its shares under Rule 144. The parties entered into a settlement in December 2006 providing for the return of 150,000 shares of the 300,000 shares issued to Office Radio network, and the provisioning by Office Radio Network of an additional six months of service.

Note 9 - Financial Accounting Developments:

Recently issued Accounting Pronouncements
-----------------------------------------

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

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

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

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

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

In  February  2006  the  amendment  to FASB  Statement  No 133,  Accounting  for
Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in

                                   XSUNX, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006

some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statement.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2006

                                   XsunX, INC.





/s/ Tom Djokovich
---------------------------------
   Tom Djokovich
   President



                                   DIRECTORS:



/s/ Tom Djokovich
--------------------------------


/s/ Thomas Anderson
--------------------------------