Form 10-Q
period 2006-12-31
XSUNX INC
filed 2007-02-14
CIK 1039466

FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For Quarter Ended December 31, 2006

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

As of February 14, 2006 the number of shares outstanding of the registrant's only class of common stock was 157,019,856.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


    Table of Contents


PART I - FINANCIAL INFORMATION                                                            PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report...................................................... F-1

         Balance Sheets December 31, 2006 (unaudited) and September 30, 2006............... F-2

         Statements of Operations  for the Three Months ended  December 31, 2006 and 2005  (unaudited) and the period  February 25, 1997  (inception) to
         December 31, 2006................................................................. F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to December 31, 2006 unaudited)....................................... F-4

         Statements  of Cash Flows for the Three Months ended  December 31, 2006 and 2005  (unaudited) and the period  February 27, 1997  (inception) to
         December 31, 2006................................................................. F-5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)....................................................................... F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................. 3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................ 5

Item 4.  Controls and Procedures........................................................... 5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................. 6

Item 1A. Risk Factors...................................................................... 9

Item 2.  Changes in Securities............................................................. 9

Item 3.  Defaults upon Senior Securities................................................... 9

Item 4.  Submission of Matters to a Vote of Security Holders............................... 9

Item 5.  Other Information................................................................. 9

Item 6.  Exhibits and Reports on Form 8-K.................................................. 9

Signatures................................................................................. 10

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                      XSUNX

                         (AN DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                      THREE-MONTHS ENDED December 31, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
February 13, 2007



                                                                                         Unaudited            Audited
                                                                                        December 31,       September 30,
                                                                                            2006                2006
                                                                                      -----------------   -----------------
ASSETS:
Current assets:
   Cash                                                                                     $3,692,139         $ 4,305,105
   Prepaid Research and Development  Expense                                                     3,200               3,200
   Prepaid Professional Expense                                                                330,917             330,917
   Prepaid Legal Expense                                                                        15,000              15,000
                                                                                      -----------------   -----------------

      Total current assets                                                                   4,041,256           4,654,222
                                                                                      -----------------   -----------------

Fixed assets:
   Office Equipment                                                                             30,086               9,774
   Research and Development Equipment                                                          392,301             392,301
   Leasehold Improvement                                                                        88,540              80,492
                                                                                      -----------------   -----------------
       Total Fixed Assets                                                                      510,927             482,567
       Less Depreciation                                                                      (111,988)            (84,941)
                                                                                      -----------------   -----------------

       Total fixed assets                                                                      398,939             397,626
                                                                                      -----------------   -----------------

Other assets:
    Patents                                                                                     40,000              40,000
    Security Deposit                                                                             4,315               2,615
    Marketable Prototype                                                                     1,765,000           1,765,000
                                                                                      -----------------   -----------------

      Total other assets                                                                     1,809,315           1,807,615
                                                                                      -----------------   -----------------

TOTAL ASSETS                                                                                $6,249,510         $ 6,859,463
                                                                                      =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                          $ 556,008           $ 582,161
   Accrued Expenses                                                                              6,418               6,538
                                                                                      -----------------   -----------------

     Total current liabilities                                                                 562,426             588,699
                                                                                      -----------------   -----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                                 -                   -
Treasury Stock, no par value; 26,798,418 issued and outstanding                                      -                   -
Common Stock, no par value; 500,000,000 shares authorized;
157,169,856 shares issued and outstanding at December 31, 2006                              13,290,868          13,290,868
and September 30, 2006                                                                               -                   -
Common Stock Warrants                                                                        2,151,250           2,151,250
Deficit accumulated during the development stage                                            (9,755,034)         (9,171,354)
                                                                                      -----------------   -----------------
      Total stockholders' profit (deficit)                                                   5,687,084           6,270,764
                                                                                      -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $6,249,510         $ 6,859,463
                                                                                      =================   =================

                         See Accountants' Review Report


                                  XSUNX, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                             Feb. 25, 1997
                                             Three-Months Ended              (Inception) to
                                                December 31,                  December 31,
                                      ----------------------------------
                                           2006               2005               2006
                                      ---------------     --------------     -------------
Revenue
   Service Income                                $ -            $ 8,000           $ 8,000
   Other Income                                    -                  -                 -
                                      ---------------     --------------     -------------

Total Revenue                                      -              8,000             8,000
                                      ---------------     --------------     -------------
Expenses:
   Advertising                                16,747                349            29,776
   Bank Charges                                   25                 64             2,932
   Conferences & Seminars                      9,271              1,500            20,538
   Consulting                                 35,982                  -         1,428,815
   Depreciation                               27,047                  -           131,601
   Directors' Fees                                 -                  -            11,983
   Due Diligence                                   -                  -            45,832
   Equipment Rental                                -                  -             1,733
   Filing Fees                                     -                  -             6,425
   Impairment loss                                 -                  -           924,642
   Insurance                                   3,535                  -             6,998
   Legal & Accounting                         77,418             33,750           513,320
   Licenses & Fees                                20                  -             6,475
   Loan Fees                                       -            213,000           741,834
   Meals & Entertainment                           -                  -             4,119
   Miscellaneous                               2,135                800             7,822
   Office Expenses                             6,229              1,473            32,643
   Patent Fees                                 1,181                  -             2,469
   Postage & Shipping                            688                458             7,189
   Printing                                    6,911              2,943            25,521
   Public Relations                           26,630             33,352           436,160
   Research & Development                    209,945            274,603         1,790,333
   Rent                                       14,860              2,250            60,681
   Salaries                                  140,615             44,229         1,071,026
   Subscription Reports                           10                 85             3,765
   Taxes                                           -                  -             4,657
   Telephone                                   7,162              1,390            59,784
   Transfer Agent Expense                        283                  -            20,648
   Travel                                     29,829              4,860           145,819
   Warrant Option Expense                          -            951,250         2,151,250
                                      ---------------     --------------     -------------

Total Operating Expenses                     616,523          1,566,356         9,696,790
                                      ---------------     --------------     -------------
Other Income (Expense)
   Interest Expense                                -             37,177           247,363
   Interest Income                           (32,843)                 -          (121,346)
   Forgiveness of Debt                             -                  -           (59,773)
                                      ---------------     --------------     -------------

Total Other Income/Expense                   (32,843)            37,177            66,244
                                      ---------------     --------------     -------------

Net (Loss)                                $ (583,680)       $(1,595,533)     $ (9,755,034)
                                      ===============     ==============     =============

Per Share Information:

   Weighted average number of
     common shares outstanding           157,169,856        123,888,194
                                      ===============     ==============

Net Loss per Common Share                $ (0.003)          $    (0.013)
                                      ===============     ==============

                         See Accountants' Review Report

                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                         Feb. 25, 1997
                                                                         Three-Months Ended             (Inception) to
                                                                            December 31,                  December 31,
                                                                 -----------------------------------
                                                                      2006                2005               2006
                                                                 ---------------     ---------------    ----------------
Cash Flows from Operating Activities:
Net Loss                                                             $ (583,680)        $(1,595,533)       $ (9,755,034)

   Issuance of Common Stock for Services                                      -               7,500           1,348,997
   Issuance of Common Stock for Loan Inducement                               -                   -             310,117
   Warrant Expense                                                            -                   -           2,151,250
   Issuance of Stock for Interest                                             -                   -             241,383
   Depreciation                                                          27,047                   -             128,423
   Depreciation Written Off Equipment                                         -                   -             (16,435)
  Adjustments to reconcile net loss to cash used in operating activities:
   (Increase) Accounts Receivable                                             -              (8,000)                  -
   (Increase) Security Deposit                                           (1,700)                                 (4,315)
   (Increase) in Prepaid Expense                                              -            (220,962)           (349,117)
   Increase in Accrued Expenses                                         449,880              19,780             456,418
   (Decrease) in Accounts Payable                                      (476,153)            (51,741)            106,008
                                                                 ---------------     ---------------    ----------------

Net Cash Flows Used for Operating Activities                           (584,606)         (1,848,956)         (5,382,305)
                                                                 ---------------     ---------------    ----------------
Cash Flows from Investing Activities:
    Purchase of Equipment                                               (28,360)                  -            (527,362)
    Equipment Written Off                                                     -                   -              16,435
    Purchase of Intangible Assets                                             -                   -          (1,805,000)
                                                                 ---------------     ---------------    ----------------

Net Cash Flows Used for Investing Activities                            (28,360)                  -          (2,315,927)
                                                                 ---------------     ---------------    ----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                -           2,000,000                   -
   Proceeds from Warrant Conversion                                           -             951,250           3,171,250
   Proceeds from Debenture Conversion                                         -                   -           5,000,000
   Issuance of Common Stock for cash                                          -                   -           3,219,121
                                                                 ---------------     ---------------    ----------------

Net Cash Flows Provided by Financing Activities                               -           2,951,250          11,390,371
                                                                 ---------------     ---------------    ----------------

Net Increase (Decrease) in Cash                                        (612,966)          1,102,294           3,692,139
                                                                 ---------------     ---------------    ----------------

Cash and cash equivalents - Beginning of period                       4,305,105             175,869                   -
                                                                 ---------------     ---------------    ----------------

Cash and cash equivalents - End of period                           $ 3,692,139         $ 1,278,163          $3,692,139
                                                                 ===============     ===============    ================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                              $ -                 $ -            $ 71,346
                                                                 ===============     ===============    ================
      Income Taxes                                                          $ -                 $ -                 $ -
                                                                 ===============     ===============    ================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                            $ -                 $ -          $1,237,557
                                                                 ===============     ===============    ================


                         See Accountants' Review Report


                                                  XSUNX, INC.                                   Continued...
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                               December 31, 2006

                                                  (Unaudited)

                                                                                                            Deficit
                                                                                                            Accumulated
                                                                                               Common       During the
                                           Treasury Stock              Common Stock            Stock        Exploration
                                      --------------------------  ------------------------
                                       # of Shares     Amount     # of Shares    Amount       Warrants       Stage        Totals
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Inception February 25, 1997                    -              -            -            -             -            -             -

Issuance of stock for cash                     -              -       15,880      217,700             -            -       217,700
Issuance of stock to Founders                  -              -       14,110            -             -            -             -
Issuance of stock for consolidation            -              -      445,000      312,106             -            -       312,106
Net Loss for Year                              -              -            -            -             -     (193,973)     (193,973)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 1997                   -              -      474,990      529,806             -     (193,973)      335,833
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Issuance of stock for services                 -              -        1,500       30,000             -            -        30,000
Issuance of stock for cash                     -              -       50,200      204,000             -            -       204,000
Consolidation stock cancelled                  -              -      (60,000)     (50,000)            -            -       (50,000)
Net Loss for Year                              -              -            -            -             -     (799,451)     (799,451)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 1998                   -              -      466,690      713,806             -     (993,424)     (279,618)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Issuance of stock for cash                     -              -      151,458      717,113             -            -       717,113
Issuance of stock for services                 -              -      135,000      463,500             -            -       463,500
Net Loss for Year                              -              -            -            -             -   (1,482,017)   (1,482,017)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 1999                   -              -      753,148    1,894,419             -   (2,475,441)     (581,022)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Issuance of stock for cash                     -              -       15,000       27,000             -            -        27,000
Net Loss for year                              -              -            -            -             -     (118,369)     (118,369)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 2000                   -              -      768,148    1,921,419             -   (2,593,810)     (672,391)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Extinguishment of debt                         -              -            -      337,887             -            -        337,887
Net Loss for year                              -              -            -            -             -      (32,402)      (32,402)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 2001                   -              -      768,148    2,259,306             -   (2,626,212)     (366,906)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Net Loss for year                              -              -            -            -             -      (47,297)      (47,297)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 2002                   -              -      768,148    2,259,306             -   (2,673,509)     (414,203)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Issuance of stock for Assets                   -              -   70,000,000            3             -            -             3
Issuance of stock for Cash                     -              -    9,000,000      225,450             -            -       225,450
Issuance of stock for Debt                     -                     115,000      121,828             -            -       121,828
Issuance of stock for Expenses                 -              -      115,000       89,939             -            -        89,939
Issuance of stock for Services                 -              -   31,300,000      125,200             -            -       125,200
Net Loss for year                              -              -            -            -             -     (145,868)     (145,868)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 2003                   -              -   111,298,148   2,821,726             -   (2,819,377)        2,349
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Issuance of stock for cash                     -              -    2,737,954      282,670             -            -       282,670
Issuance of Common Stock Warrants              -              -            -            -     1,200,000            -     1,200,000
Net Loss for Year                              -              -            -            -             -   (1,509,068)   (1,509,068)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 2004                                      114,036,102   3,104,396     1,200,000   (4,328,445)      (24,049)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------



                                                  XSUNX, INC.                                   ...Continued
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                               December 31, 2006

                                                  (Unaudited)

                                                                                                            Deficit
                                                                                                            Accumulated
                                                                                               Common       During the
                                           Treasury Stock              Common Stock            Stock        Exploration
                                      --------------------------  ------------------------
                                       # of Shares     Amount     # of Shares    Amount       Warrants       Stage        Totals
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------

Issuance of stock for cash                     -              -    6,747,037      531,395             -            -       531,395
Issuance of stock for services                 -              -    3,093,500      360,944             -            -       360,944
Issuance of stock for collateral      26,798,418              -            -            -             -            -             -
Net Loss for Year                                                          -            -             -   (1,400,969)   (1,400,969)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - September 30, 2005          26,798,418              -   123,876,639   3,996,735     1,200,000   (5,729,414)     (532,679)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Issuance of stock for services                 -              -       72,366       31,500             -            -        31,500
Issuance of Common Stock Warrants              -              -            -            -       951,250            -       951,250
Issuance of stock for debenture conversion     -              -   21,657,895    5,850,000
Issuance of stock for interest expense         -              -      712,956      241,383
Issuance of stock for warrant conversion       -              -   10,850,000    3,171,250
Net Loss for Year                              -              -            -            -             -   (3,441,940)   (3,441,940)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance September 30, 2006            26,798,418              -   157,169,856  13,290,868     2,151,250   (9,171,354)   (2,991,869)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Net Loss for Period                            -              -            -            -             -     (583,680)     (583,680)
                                      -----------    -----------  -----------  -----------   -----------   ----------    ----------
Balance - December 31, 2006           26,798,418            $ -   157,169,856  $13,290,868   $2,151,250   $(9,755,034) $(3,575,549)
                                      ===========    ===========  ===========  ===========   ===========   ==========    ==========

                                         See Accountants' Review Report

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                December 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2006 and the results of operations for the three-months ended December 31, 2006 and 2005 and for the period February 25, 1997 (inception) to December 31, 2006, and cash flows for the three-months ended December 31, 2006 and 2005 and the for the period February 25, 1997 (inception) to December 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2006.

Note 2 - Lease - Golden Suite:
         --------------------

As of July 1, 2006 a new lease was signed for the Golden Office in the amount of $1,687.50 per month plus a fee of $825.00 for utilities. This will increase to $1.787.50 per month on 7/1/07 and $1,790.00 per month on 7/1/08. The lease expires on 6/30/09.

Note 3 - Lease - Office Space California:
         -------------------------------

On November 1, 2006 a new lease was signed for additional space at the California office in the amount of $1,330 per month plus fax and telephone access costs.

Note 4 - Subsequent Events:
         -----------------

Effective January 1, 2007, XSUNX, Inc. entered into two year Employment Agreements with the following individuals:

Joseph Grimes              Chief Operating Officer            $150,000.00
Jeff Huitt                 Chief Financial Officer            $135,000.00
Robert Wendt               Vice President of Engineering      $150,000.00
Kurt Laetz                 Vice President of Global Sales     $120,000.00

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                December 31, 2006
                                   (Unaudited)

Effective January 26, 2007, XSUNX, Inc. entered into a two year Consulting and Advisory Agreement with Dr. John Moore to become the Chairman of the Company's Scientific Advisory Board.

The company authorized employment incentive option grants to the following employees on January 26th 2007 at an exercise price per share of $0.46 with a first vesting date of April 1, 2007:

Joseph Grimes              500,000 Option Shares
Jeff Huitt                 500,000 Option Shares
Robert Wendt               500,000 Option Shares

The common vesting schedules for the above grantee's is:

                (a) The Option shall become exercisable in the amount of 50,000 shares upon the First Vesting Date. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.

                 (b) This Option shall become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system

Kurt Laetz                 250,000 Option Shares

The vesting schedule is:

                (b) The Option shall become exercisable in the amount of 15,000 shares upon the First Vesting Date. Thereafter, the Option shall vest and become exercisable at the rate of 15,000 Shares per calendar quarter.

                (c) During the second year of employment of Optionee by XsunX the Option will vest and become exercisable at the rate of 22,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of the second year of employment by XsunX, Inc. of the Optionee.

                (d) This Option shall become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                December 31, 2006
                                   (Unaudited)

The company authorized the issuance of an option grant on January 26, 2007 to a consultant in the amount of 150,000 option shares at an option exercise price of $0.46 with a first vesting date of April 26, 2007 with following vesting schedule:

                (e) The Option shall become exercisable in the amount of 18,750 shares upon the First Vesting Date. Thereafter, the Option shall vest become exercisable at the rate of 18,750 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement by XsunX, Inc. of the Optionee.



On January 1, 2007, XSUNX, Inc. issued a secured, seven year, 10% note to Sencera, LLC in the amount up to $1,500,000. Under the terms, the company provided Sencera, LLC with $400,000 at the time of signing and $137,500 per month for up to eight months. These funds are to be used to develop Technology and obtain licenses in agreement with the Technology Development and License Agreement between Sencera and XSUNX, Inc. also signed on January 1, 2007. The note may be converted into a membership interest in Sencera, LLP and an extension of the license for a period of three years. The security consists of the license rights, the ability to exercise the conversion and all other rights and remedies provided by law.


In December 2006 the Company entered into a settlement agreement with a service provider in which the service provider returned to the Company 150,000 of the 300,000 shares of common stock issued to the service provider in the period ended March 31, 2005. The shares were received and cancelled effective January 2007. As a result of the return and cancellation of these shares the Company will record a credit to expenses in the amount of $12,000 and a debit to paid in capital of $12,000 for the period ending March 31, 2007.The $12,000 dollars represents one half of the monetary value expensed by the Company in the period in which the shares were issued.

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

         The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed by the Company and any Current Reports on Form 8-K filed by the Company.

CURRENT OVERVIEW

         XsunX develops and markets proprietary Thin Film Photovoltaic (TFPV) solar cell designs and core solar cell manufacturing systems, enabling licensees to manufacture TFPV solar devices on various substrates. We function as a strategic solar technology partner, supplying the advanced thin film solar cell manufacturing know-how and capabilities that will enable original equipment manufacturers ("OEM") customers to address the expanding market for thin film solar products.

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

         XsunX is positioning itself as a leading provider of TFPV device designs and core manufacturing products to an expanding global group of existing and new entrant solar product manufacturers. The company is working to establish an environment in which XsunX products and technologies are viewed as advanced core support infrastructure to manufacturers increasing their opportunities for success in servicing their regional solar markets. XsunX does not sell thin film solar materials directly to the consumer market.

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

Results of Operations for the Three-Month Period Ended December 31, 2006 Compared to the Same Period in 2005

     The Company generated no revenues in the period ended December 31, 2006 as compared to $8,000 for the same period in 2005.

            The Company incurred operating expenses totaling $616,523 for the three months ending December 31, 2006 compared to $1,566,356 for the same period in 2005. Primary sources for the decrease to operating expense of $949,833 include: Warrant Option Expenses decreased by $951,250 to zero as compared to $951,250 in the same period in 2005. Loan Fees decreased by $213,000 to zero from $213,000 during the same period in 2005. Research and Development expenses decreased by $64,658 to $209,945 as compared to $274,603 for the same period in 2005, Legal and Accounting increased $43,668 to $77,418 as compared to $33,750 for the same period in 2005. Salaries increased by $96,386 to 140,615 from $44,229 in the same period in 2005 as a result of the addition by the Company of three management level employees. The decrease in overall expenses was primarily attributable to the absence of a one-time expense of $951,250 associated with the grant of in-the-money warrants from the sale by the Company of secured convertible debentures in the period ended December 31, 2005 not present in the three month period ending December 31, 2006. The $616,523 operating expenses includes non-cash charges of $27,047 for depreciation.

            The net loss for the three months ending December 31, 2006 was ($583,680) as compared to a net loss of ($1,595,533) for the same period 2005. The decrease of $1,011,853 includes (i) prior period one-time expenditures of $951,250 associated with Warrant Option Expenses, (ii) a prior period one-time expenditure of $213,000 associated with loan fees, partially offset by (iii) Salaries increased by $96,386 and Legal and Accounting increased by 43,668

            The Company incurred net loses of ($583,680) and ($1,595,533) in the three-month period ended December 31, 2006 and 2005 respectively. The associated net loss per share was nominal in the three-month period ended December 31, 2006 and 2005. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

         The Company had cash at December 31, 2006 of $3,692,139 and prepaid expenses in the amount of $349,117 as compared to cash of $4,305,105 and prepaid expenses in the amount of $394,117 as of September 30, 2006. The Company had a net working capital of $3,478,830 as compared to a working capital of $4,065,523 at September 30, 2006. Cash flow used in operating activities during the three-month period ended, December 31, 2006, was ($584,606) as compared to using ($1,848,956) for the same period 2005. The decrease of cash used in operations of $1,264,350 included (i) the decrease in net loss resulting primarily from prior period one-time expenditures of $951,250 associated with Warrant Option Expenses not incurred in the current period, (ii) a prior period one-time expenditure of $213,000 associated with loan fees not incurred in the current period. This decrease in Net Loss was partially offset by (i) Salary increases of $96,386 and Legal and Accounting increases of 43,668. The current period ending December 31, 2006 also included a non-cash deprecation expense of $27,047 while there was no deprecation expense in the period ending December 31, 2005.

         For the three-months ended December 31, 2006, the Company's capital needs have been met from the use of working capital provided by the proceeds of
(i) the issuance of Common Stock for Debenture conversion and; (ii) the issuance of Common Stock for warrant conversion which both occurred in the fiscal year ended September 30, 2006.

We had, at December 31, 2006, cash and cash equivalents of $4,041,256 and net working capital of $3,478,830.

DEVELOPMENT STAGE COMPANY

         The Company is in the development stage and as of the period ending December 31, 2006, did not have any significant revenues. We have begun marketing efforts and anticipate the sale of licenses in the 2007 period however the cash flow requirements associated with the transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

         While we have been able to raise capital in a series of equity and debt offerings in the past there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all.

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

Item 1. Legal Proceedings.

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

         The Company is currently not aware of nor has any knowledge of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.  Risk Factors

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described on this Form 10-Q and Annual Reports on Form 10-K and Form 10KSB previously filed by the Company and any Current Reports on Form 8-K filed by the Company. If any of the risks discussed in these reports actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Cautionary and Forward-Looking Statements."


RISKS RELATED TO OUR BUSINESS
-----------------------------

WE  HAVE  NOT  GENERATED  ANY   SIGNIFICANT   REVENUES  AND  MAY  NEVER  ACHIEVE
PROFITABILITY

We are a development stage company and, to date, have not generated any significant revenues. From inception through December 31, 2006, we had an accumulated deficit of $9,755,034. For the quarter ended December 31, 2006 and 2005, we incurred net losses of $583,680 and $1,595,533 respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL

In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS

As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to modify the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully commercialize the technologies would result in continued losses and may require us to curtail or cease operations

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY LICENSEES; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS

We believe that virtually all of our revenues will come from the licensing of our proprietary technologies to major manufacturers. We intend to offer non-exclusive licensing rights. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from licensing and service fees for our products through our distribution partners. There can be no assurance that businesses and customers will adopt our technology and products, or those businesses and prospective customers will agree to pay the licensing and service fees for our products. In the event that we are not able to significantly increase the number of customers that license our products, or if we are unable to charge the necessary license fees, our financial condition and results of operations will be materially and adversely affected.

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

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide general facilities, personnel, and expertise in research, development, systems design, assembly and support. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

Item 2. Changes in Securities

         In December 2006 the Company entered into a settlement agreement with a service provider in which the service provider returned to the Company 150,000 of the 300,000 shares of common stock issued to the service provider in the period ended March 31, 2005. The shares were received and cancelled effective January 2007. As a result of the return and cancellation of these shares the Company will record a credit to expenses in the amount of $12,000 and a debit to paid in capital of $12,000 for the period ending March 31, 2007.The $12,000 dollars represents one half of the monetary value expensed by the Company in the period in which the shares were issued.

            In conjunction with the sale of convertible debentures in the amount of $850,000 and $5,000,000 in the fiscal periods ended December 31, 2005 and 2006 respectively, the Company issued and deposited into escrow 26,798,418 shares of Common Stock as part of a security structure for the above referenced obligations. As of September 30, 2006 the principal balance of the debentures had been reduced to $0.0. Subsequently the holder of the debentures provided the Company with a notice of release of its security interests and returned the security shares to the Company for cancellation. On January 18, 2007 the above shares were cancelled on the Company's books.

Item 3. Defaults upon senior securities - None.

Item 4. Submission of matters to a vote of security holders - None.

Item 5. Other information - None

Item 6. Exhibits and reports on Form 8-K -

A. Exhibits:
32 Sarbanes-Oxley Certification
33 Sarbanes-Oxley Certification

B. Reports on Form 8-K:
None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated February 14, 2007                         XSUNX, INC.


                                                By: /s/ Tom M. Djokovich
                                                    ----------------------------
                                                    Tom M. Djokovich, Chief
                                                    Executive Officer, President