Form 10-Q
period 2007-03-31
XSUNX INC
filed 2007-05-15
CIK 1039466

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2007

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

As of May 15, 2007 the number of shares outstanding of the registrant's only class of common stock was 157,019,856.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


                                Table of Contents


PART I - FINANCIAL INFORMATION                                                          PAGE

Item 1.  Financial Statements
         Independent Auditor's Report....................................................F-1

         Balance Sheets March 31, 2006 (unaudited) and March 31, 2007....................F-2

         Statements of Operations for the Six Months ended  March 31, 2007 and 2006 (unaudited) and the period February 25, 1997 (inception) to
         March 31, 2007..................................................................F-3

         Statements of Stockholders Equity for the period February 25, 1997
         (inception) to March 31, 2007 unaudited)....................................... F-4

         Statements of Cash Flows for the Six Months ended March 31, 2007 and 2006 (unaudited) and the period February 27, 1997 (inception) to
         March 31, 2006..................................................................F-5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited).....................................................................F-7

Item 2.  Management's Discussion and Analysis and Results of Operations..................4

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................6

Item 4.  Controls and Procedures.........................................................6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................7

Item 1a. Risk Factors....................................................................7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................10

Item 3.  Defaults upon Senior Securities.................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.............................10

Item 5.  Other Information...............................................................10

Item 6.  Exhibits........................................................................10

Signatures...............................................................................11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements





                                   XSUNX, Inc,
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 March 31, 2007
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of March 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
May 10, 2007

                                          XSUNX, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)

                                                                                       Unaudited              Audited
                                                                                       March 31,           September 30,
                                                                                         2007                  2006
                                                                                   ------------------     ----------------
ASSETS:
Current assets:
   Cash                                                                                  $ 2,401,422          $ 4,305,105
   Prepaid Research and Development  Expense                                                       -                3,200
   Prepaid Professional Expense                                                              290,581              330,918
   Prepaid Legal Expense                                                                      11,955               15,000
                                                                                   ------------------     ----------------

      Total current assets                                                                 2,703,958            4,654,223
                                                                                   ------------------     ----------------
Fixed assets:
   Office & Misc. Equipment                                                                   32,497                9,774
   Research and Development Equipment                                                        389,946              392,301
   Leasehold Improvement                                                                      89,825               80,492
                                                                                   ------------------     ----------------
       Total Fixed Assets                                                                    512,268              482,567
       Less Depreciation                                                                    (128,702)             (84,941)
                                                                                   ------------------     ----------------

       Total fixed assets                                                                    383,566              397,626
                                                                                   ------------------     ----------------
Other assets:
    Patents                                                                                   40,000               40,000
    Security Deposit                                                                           4,315                2,615
    Accured Interest Earned                                                                   19,288
    Note Receivable                                                                          812,500
    Deferred Financing Costs
    Marketable Prototype                                                                   1,765,000            1,765,000
                                                                                   ------------------     ----------------

      Total other assets                                                                   2,641,103            1,807,615
                                                                                   ------------------     ----------------

TOTAL ASSETS                                                                             $ 5,728,627          $ 6,859,464
                                                                                   ==================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                        $ 481,269            $ 582,161
   Accrued Expenses                                                                           20,222                6,538
                                                                                   ------------------     ----------------

     Total current liabilities                                                               501,491              588,699
                                                                                   ------------------     ----------------
Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                               -                    -
Treasury Stock, no par value; 26,798,418 issued and outstanding                                    -                    -
Common Stock, no par value; 500,000,000 shares authorized;
157,019,856 shares issued and outstanding at March 31, 2007                               13,278,869           13,290,869
and 157,169,856 shares were issued and outstanding at September 30, 2006
Common Stock Warrants                                                                      2,151,250            2,151,250
Deficit accumulated during the development stage                                         (10,202,983)          (9,171,354)
                                                                                   ------------------     ----------------
      Total stockholders' profit (deficit)                                                 5,227,136            6,270,765
                                                                                   ------------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 5,728,627          $ 6,859,464
                                                                                   ==================     ================


                                 See Accountants' Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statement of Operations
                                          (Unaudited)

                                                                                             Feb. 25, 1997
                                       Three-Months Ended          Six-Months Ended          (Inception) to
                                           March 31st                 March 31st                March 31,
                                   --------------------------- --------------------------
                                      2007           2006          2007          2006           2007
                                   ------------  ------------- -------------  -----------    ------------
Revenue
   Service Income                      $ 6,880            $ -       $ 6,880      $ 8,000        $ 14,880
   Other Income                              -              -             -            -             $ -
                                   ------------  ------------- -------------  -----------    ------------

Total Revenue                            6,880              -         6,880        8,000          14,880
                                   ------------  ------------- -------------  -----------    ------------
Expenses:
   Advertising                          18,223             90        43,470          439        $ 47,999
   Bank Charges                            204            115           229          179         $ 3,136
   Conferences & Seminars                   99              -         9,370        1,500        $ 20,637
   Consulting                            4,269              -        42,542            -     $ 1,433,084
   Depreciation                         16,714         27,647        34,667       27,647       $ 148,315
   Directors' Fees                                          -                          -        $ 11,983
   Due Diligence                                            -                     13,000        $ 45,832
   Dues and Subscriptions                    -              -             -            -             $ -
   Equipment Rental                                         -                          -         $ 1,733
   Filing Fees                               -          9,225         2,497        9,225         $ 6,425
   Impairment loss                                          -                          -       $ 924,642
   Insurance                            31,049              -        34,585            -        $ 38,047
   Legal & Accounting                   41,252         35,009       109,577       68,609       $ 554,572
   Licenses & Fees                          50                           70            -         $ 6,525
   Loan Fees                                                                           -       $ 741,834
   Meals & Entertainment                                    -                          -         $ 4,119
   Miscellaneous                                                         28          800         $ 7,822
   Office Expenses                       3,073             77        11,434        1,550        $ 35,716
   Patent Fees                                              -                          -         $ 2,469
   Postage & Shipping                    1,972            278         2,698          736         $ 9,161
   Printing                              1,968          3,797         6,382        6,740        $ 27,489
   Public Relations                        670         25,168        27,300       58,520       $ 436,830
   Research & Development -
        Tech. License                  109,236        238,409       320,331      403,012     $ 1,899,569
   Rent                                 15,638          2,250        30,350        4,500        $ 76,319
   Salaries                            216,105         40,670       357,880       84,899     $ 1,287,131
   Subscription Reports                                   109                        193         $ 3,765
   Taxes                                   504              -           504            -         $ 5,161
   Telephone                             6,478          2,109        12,288        3,499        $ 66,262
   Transfer Agent Expense                  100             80           383          230        $ 20,748
   Travel, Meals & Entertainment        38,376          7,162        75,581       12,022       $ 184,195
   Warrant Option Expense                                   -           364      951,250     $ 2,151,250
                                   ------------  ------------- -------------  -----------    ------------

Total Operating Expenses               505,980        392,195     1,122,530    1,648,550      10,202,770
                                   ------------  ------------- -------------  -----------    ------------
Other Income (Expense)
   Interest Expense                        364        160,500           364      160,500       $ 247,727
   Interest Income                     (51,515)        (1,224)      (84,769)      (1,224)     $ (172,861)
   Forgiveness of Debt                       -              -             -            -       $ (59,773)
                                   ------------  ------------- -------------  -----------    ------------

Total Other Income/Expense             (51,151)       159,276       (84,405)     159,276          15,093
                                   ------------  ------------- -------------  -----------    ------------

Net (Loss)                          $ (447,949)    $ (551,471) $ (1,031,245) $(1,799,826)  $ (10,202,983)
                                   ============  ============= =============  ===========    ============

Per Share Information:

Basic
     common shares outstanding     157,046,230    128,401,012   156,249,529   123,876,739
                                   ============  ============= =============  ===========

Net Loss per Common Share            $ (0.01)      $ (0.01)      $    (0.01)     $  (0.02)
                                   ============  ============= =============  ===========

Fully Diluted
     common shares outstanding     165,748,397    136,603,179   164,951,696   132,078,906
                                   ============  ============= =============  ===========

Net Loss per Common Share            $ (0.01)      $ (0.01)      $ (0.01)     $     (0.02)
                                   ============  ============= =============  ===========

                                 See Accountants' Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                         March 31, 2007

                                          (Unaudited)

                                                                                                         Deficit
                                                                                                        Accumulated
                                                                                            Common     During the
                                       Treasury Stock               Common Stock            Stock       Exploration
                                   -----------------------    --------------------------
                                   # of Shares   Amount        # of Shares    Amount        Warrants      Stage         Totals
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------
Inception February 25, 1997                -            -               -             -           -              -             -

Issuance of stock for cash                 -            -          15,880       217,700           -              -       217,700
Issuance of stock to Founders              -            -          14,110             -           -              -             -
Issuance of stock for consolidation        -            -         445,000       312,106           -              -       312,106
Net Loss for Year                          -            -               -             -           -       (193,973)     (193,973)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 1997               -            -         474,990       529,806           -       (193,973)      335,833
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Issuance of stock for services             -            -           1,500        30,000           -              -        30,000
Issuance of stock for cash                 -            -          50,200       204,000           -              -       204,000
Consolidation stock cancelled              -            -         (60,000)      (50,000)          -              -       (50,000)
Net Loss for Year                          -            -               -             -           -       (799,451)     (799,451)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 1998               -            -         466,690       713,806           -       (993,424)     (279,618)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Issuance of stock for cash                 -            -         151,458       717,113           -              -       717,113
Issuance of stock for services             -            -         135,000       463,500           -              -       463,500
Net Loss for Year                          -            -               -             -           -     (1,482,017)   (1,482,017)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 1999               -            -         753,148     1,894,419           -     (2,475,441)     (581,022)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Issuance of stock for cash                 -            -          15,000        27,000           -              -        27,000
Net Loss for year                          -            -               -             -           -       (118,369)     (118,369)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 2000               -            -         768,148     1,921,419           -     (2,593,810)     (672,391)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Extinquishment of debt                     -            -               -       337,887           -              -       337,887
Net Loss for year                          -            -               -             -           -        (32,402)      (32,402)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 2001               -            -         768,148     2,259,306           -     (2,626,212)     (366,906)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Net Loss for year                          -            -               -             -           -        (47,297)      (47,297)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 2002               -            -         768,148     2,259,306           -     (2,673,509)     (414,203)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Issuance of stock for Assets               -            -      70,000,000             3           -              -             3
Issuance of stock for Cash                 -            -       9,000,000       225,450           -              -       225,450
Issuance of stock for Debt                 -                      115,000       121,828           -              -       121,828
Issuance of stock for Expenses             -            -         115,000        89,939           -              -        89,939
Issuance of stock for Services             -            -      31,300,000       125,200           -              -       125,200
Net Loss for year                          -            -               -             -           -       (145,868)     (145,868)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 2003               -            -     111,298,148     2,821,726           -     (2,819,377)        2,349
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Issuance of stock for cash                 -            -       2,737,954       282,670           -              -       282,670
Issuance of Common Stock Warrants          -            -               -             -    1,200,000             -     1,200,000
Net Loss for Year                          -            -               -             -           -     (1,509,068)   (1,509,068)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - September 30, 2004                                  114,036,102     3,104,396    1,200,000    (4,328,445)      (24,049)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------



                                          XSUNX, INC.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                         March 31, 2007

                                          (Unaudited)

                                                                                                         Deficit
                                                                                                        Accumulated
                                                                                            Common     During the
                                       Treasury Stock               Common Stock            Stock       Exploration
                                   -----------------------    --------------------------
                                   # of Shares   Amount        # of Shares    Amount        Warrants      Stage         Totals
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------


Issuance of stock for cash                 -            -       6,747,037       531,395           -              -       531,395
Issuance of stock for services             -            -       3,093,500       360,944           -              -       360,944
Issuance of stock for collateral   26,798,418           -               -             -           -              -             -
Net Loss for Year                                                       -             -           -     (1,400,969)   (1,400,969)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

                                   26,798,418           -     123,876,639     3,996,735    1,200,000    (5,729,414)     (532,679)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Issuance of stock for services             -            -          72,366        31,500           -              -        31,500
Issuance of Common Stock Warrants          -            -               -             -     951,250              -       951,250
Issuance of stock for debenture conversion -            -      21,657,895     5,850,000
Issuance of stock for interest expense     -            -         712,956       241,383
Issuance of stock for warrant conversion   -            -      10,850,000     3,171,250
Net Loss for Year                          -            -               -             -           -     (3,441,940)   (3,441,940)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance September 30, 2006         26,798,418           -     157,169,856    13,290,868    2,151,250    (9,171,354)   (2,991,869)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Net Loss for Period                        -            -               -             -           -       (583,680)     (583,680)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance - December 31, 2006        26,798,418           -     157,169,856    13,290,868    2,151,250    (9,755,034)    5,687,084

Cancelation of Stock for Services Returned                       (150,000)      (12,000)                                 (12,000)
Release of Security Collateral    (26,798,418)
                                                                                                          (447,949)     (447,949)
                                   ----------   ----------    ------------  ------------   ---------   ------------   -----------

Balance March 31, 2007                      -         $ -     157,019,856   $ 13,278,868   $2,151,250 $(10,202,983)    5,227,136
                                   ==========   ==========    ============  ============   =========   ============   ===========


All shares have been adjusted for the 1 for 20 reverse split.



                                         See Accountants' Review Report


                                      XSUNX, INC.
                             (A Development Stage Company)
                                Statement of Cash Flows
                                      (Unaudited)

                                    Indirect Method

                                                                                                    Feb. 25, 1997
                                                                      Six-Months Ended              (Inception) to
                                                                          March 31,                    March 31,
                                                              ---------------------------------
                                                                  2007               2006                2007
                                                              --------------     --------------     ---------------
Cash Flows from Operating Activities:
Net Loss                                                        $(1,031,245)       $(1,799,826)       $(10,202,983)

   Issuance of Common Stock for Services                            (12,000)             7,500           1,336,997
   Issuance of Common Stock for Loan Inducement                           -                  -             310,117
   Warrant Expense                                                        -                  -           2,151,250
   Issuance of Stock for Interest                                         -                  -             241,383
   Depreciation                                                      43,761             27,647             128,702
   Written Off Equipment                                                  -                  -
  Adjustments to reconcile net loss to cash used in                                                              -
    operating activities:                                                                                        -
   (Increase) Accounts Receivable                                         -                  -
   (Increase) Security Deposit                                       (1,700)                                (4,315)
   (Increase) in Prepaid Expense                                     46,582           (257,673)           (302,535)
   Increase in Accrued Expenses                                      13,684             79,849              20,222
   (Decrease) in Accounts Payable                                  (101,276)         1,150,342             481,269
                                                              --------------     --------------     ---------------

Net Cash Flows Used for Operating Activities                     (1,042,194)          (792,161)         (5,839,893)
                                                              --------------     --------------     ---------------

Cash Flows from Investing Activities:
    Purchase of Equipment                                           (29,701)          (220,000)           (512,268)
    Equipment Written Off                                                 -                  -
    Note Receivable                                                (812,500)                              (812,500)
    Accrued Interest earned                                         (19,288)                               (19,288)
    Purchase of Intangible Assets                                         -         (1,775,000)         (1,805,000)
                                                              --------------     --------------     ---------------

Net Cash Flows Used for Investing Activities                       (861,489)        (1,995,000)         (3,149,056)
                                                              --------------     --------------     ---------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                            -           (850,000)
   Deferred Financing Costs                                               -           (500,000)
   Proceeds from Debenture Conversion                                     -          5,000,000           5,000,000
   Issuance of Common Stock for Warrants                                               951,250           3,171,250
   Issuance of Common Stock for cash                                      -          2,979,330           3,219,121
                                                              --------------     --------------     ---------------

Net Cash Flows Provided by Financing Activities                           -          7,580,580          11,390,371
                                                              --------------     --------------     ---------------

Net Increase (Decrease) in Cash                                  (1,903,683)         4,793,419           2,401,422
                                                              --------------     --------------     ---------------

Cash and cash equivalents - Beginning of period                   4,305,105            175,869                   -
                                                              --------------     --------------     ---------------

Cash and cash equivalents - End of period                       $ 2,401,422        $ 4,969,288         $ 2,401,422
                                                              ==============     ==============     ===============

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                        $ 364          $ 160,500            $ 71,710
                                                              ==============     ==============     ===============
      Income Taxes                                                      $ -                $ -                 $ -
                                                              ==============     ==============     ===============

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                  $ (12,000)           $ 7,500         $ 1,225,557
                                                              ==============     ==============     ===============


                             See Accountants' Review Report

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three and six-months ended March 31, 2007 and 2006 and for the period February 25, 1997 (inception) to March 31, 2007, and cash flows for the six-months ended March 31, 2007 and 2006 and the for the period February 25, 1997 (inception) to March 31, 2007. Interim results are not necessarily indicative of results for a full year.


The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2006.

Note 2 - Lease - Golden Suite:

As of July 1, 2006 a new lease was signed for the Golden Office in the amount of $1,687.50 per month plus a fee of $825.00 for utilities. This will increase to $1,787.50 per month on 7/1/07 and $1,790.00 per month on 7/1/08. The lease expires on 6/30/09.

Note 3 - Technology Development and Licensing Agreement

On January 1, 2007, XSUNX, Inc. issued a secured, seven year, 10% note to Sencera, LLC in the amount up to $1,500,000. Under the terms, the company provided Sencera, LLC with $400,000 at the time of signing and $137,500 per month for up to eight months. These funds are to be used to develop Technology and obtain licenses in agreement with the Technology Development and License Agreement between Sencera and XSUNX, Inc also signed on January 1, 2007. The note may be converted into a membership interest in Sencera, LLP and an extension of the license for a period of three years. The security consists of the license rights, the ability to exercise the conversion and all other rights and remedies provided by law. As of March 31, 2007 the current balance of the note receivable was $812,500.00 plus accrued interest earned of $19,288.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)

Note 4 - Settlement with Service Provder

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

Note 5 - Employment and Consulting Agreements

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

Effective February 22, 2007, XSUNX, Inc. entered into a two year Consulting and Advisory Agreement with Dr. Edward Yu to become a member of the Company's Scientific Advisory Board.


The company authorized employment incentive option grants to the following employees on January 26th 2007 at an exercise price per share of $0.46 with a first vesting date of April 1, 2007:

Joseph Grimes              500,000 Option Shares
Jeff Huitt                 500,000 Option Shares
Robert Wendt               500,000 Option Shares

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)

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

        (b) This Option shall become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system


Kurt Laetz                 250,000 Option Shares

Kurt Laetz vesting schedule is:

        (c) The Option shall become exercisable in the amount of 15,000 shares upon the First Vesting Date. Thereafter, the Option shall vest and become exercisable at the rate of 15,000 Shares per calendar quarter.

        (d) During the second year of employment of Optionee by XsunX the Option will vest and become exercisable at the rate of 22,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of the second year of employment by XsunX, Inc. of the Optionee.

        (e) This Option shall become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

Consultant Option Grant. The Company authorized the issuance of an option grant on January 26, 2007 to a consultant in the amount of 150,000 option shares at an option exercise price of $0.46 with a first vesting date of April 26, 2007 with following vesting schedule:

        (a) The Option shall become exercisable in the amount of 18,750 shares upon the First Vesting Date. Thereafter, the Option shall vest become exercisable at the rate of 18,750 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement by XsunX, Inc. of the Optionee.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)

Consultant Option Grant. The Company authorized the issuance of an option grant on February 22, 2007 to a consultant in the amount of 100,000 option shares at an option exercise price of $0.53 with a first vesting date of May 23, 2007 with following vesting schedule:

        (a) The Option shall become exercisable in the amount of 12,500 shares upon the First Vesting Date. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement by XsunX, Inc. of the Optionee.

Note 6 - Stock Option Plan

The Company has adopted a Stock Option Plan to enable the company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company's long rang success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. A total of 20,000,000 shares of common stock are authorized under the plan.

Note 7 - Agreement to Purchase Assets

Effective March 23, 2007 XsunX, Inc. entered into a binding letter of intent with a manufacturer of photovoltaic products for the purchase of certain net assets of the manufacturer for the amount of five million dollars ($5,000,000) USD in a cash transaction. The purpose of the letter of intent, and interest in the acquisition by XsunX, was driven by what XsunX anticipates is the opportunity to expand its current operations to include technologies and manufacturing capabilities for silicon wafer, conversion of wafers to solar cells, complete solar module manufacturing, and module mounting components. The operating assets are comprised of approximately twenty plus (20+) megawatts of annual polysilicon wafer manufacturing capabilities, and approximately fifteen
(15) megawatts of solar cell and module manufacturing capabilities. While the wafer and cell conversion systems provide separate and distinct additions to the Company's product offering XsunX believes that the facilities back end module manufacture and assembly systems and reliability testing equipment provide an expansion opportunity for use by XsunX in the commercialization of its thin film technologies.

On or about April 27, 2007 the Company was notified by the seller of a change in direction and decision not to honor the sales agreement. XsunX continues to work towards a successful completion of the transaction and has engaged legal counsel to assist in enforcing its rights under the agreement.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)


Note 8 - Planned Expansion of Business Operations

In March  XsunX  launched  efforts to expand the scope of  business  development efforts to include the planned establishment of a solar energy module manufacturing facility to be located in the United States. The Company intends to employ the use of certain of its technologies, and those under license, for use in the manufacture and sale of finished solar energy products. The Company is planning the manufacturing line around a 5 megawatt modular design allowing operations to scale from 5 to 20 to 50 megawatts of production capacity in 2008, 2009, and 2010 respectively.

Note 9 - Release of Security Collateral

The Company's obligations under a July 2005 and December 2005 Securities Purchase Agreements had provided as security substantially all of the Company's assets. As further security for its obligations there under, the Company had deposited into escrow 26,798,418 shares of Common Stock. In addition, Tom Djokovich, the Company's Chief Executive Officer, had granted a security interest in 925,000 shares of Common Stock that he owns to secure the Company's obligations under the July Agreement only. As of December 2006 XsunX had received notice from the secured party of the release of the security interest in the above listed security shares and assets. On January 18, 2007 the 26,798,418 security shares were cancelled.

Note 10 - Subsequent Events

CONSULTING AGREEMENT

Effective April 23, 2007, XSUNX, Inc. entered into a two year Consulting and Advisory Agreement with Dr. Richard Ahrenkiel to become a member of the Company's Scientific Advisory Board.

The company authorized the issuance of an option grant on April 23, 2007 to a consultant in the amount of 100,000 option shares at an option exercise price of $0.45 with a first vesting date of July 23, 2007 with following vesting schedule:

        (a) The Option shall become exercisable in the amount of 12,500 shares upon the First Vesting Date. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement by XsunX, Inc. of the Optionee.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                 March 31, 2007
                                   (Unaudited)



LEGAL EFFORT TO ENFORCE AGREEMENT

In connection with the Company's efforts to complete the purchase of certain solar product manufacturing assets as specified by a binding letter of intent between XsunX and the seller dated March 23, 2007, the Company filed a complaint against the seller and related entities in the United States District Court for the District of Massachusetts on May 10th, 2007, alleging breach of contract and other claims.


SALE AGREEMENT
The Company has entered into agreements for the sale of certain vacuum deposition technology equipment valued at $41,800,000, excluding royalty payments based on per watt annualized production totals. The agreements, consisting of a systems sale and a royalty based manufacturing license agreement, provide for thin film photovoltaic production equipment and two product development tools specializing in the fabrication of micro-crystalline and amorphous thin film silicon solar cells. Manufacture of the product development tools is scheduled to begin in June 2007 upon receipt of initial payments from the buyer with delivery beginning in January 2008, and the balance of systems slated to begin deliveries in late 2008.

Item 2.  MANAGEMENT'S DISCUSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

     XsunX is positioning itself as a provider of TFPV device designs and core manufacturing products to an expanding global group of existing and new entrant solar product manufacturers. The company is working to establish an environment in which XsunX products and technologies are viewed as advanced core support infrastructure to manufacturers increasing their opportunities for success in servicing their regional solar markets.

         In March XsunX launched efforts to expand the scope of business development efforts to include the planned establishment of a solar energy module manufacturing facility to be located in the United States. The Company intends to employ the use of certain of its technologies, and those under license, for use in the manufacture and sale of finished solar energy products. The Company is planning the manufacturing line around a 5 megawatt modular design allowing operations to scale from 5 to 20 to 50 megawatts of production capacity in 2008, 2009, and 2010 respectively.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE SAME PERIOD IN 2006

         The Company generated minimal revenues of$6,880 from a licensing agreement in the period ended March 31, 2007 as compared to zero revenue in the same period in 2006.

            The Company incurred operating expenses totaling $500,935 for the three months ending March 31, 2007 compared to $392,195 for the same period in 2006. Primary sources for the increase to operating expense of $108,740 include:
Salaries increased by $175,435 to 216,105 from $40,670 in the same period in 2006 as a result of the continued growth of the company workforce., Insurance expense increase $31,049 to $31.049 as compared to $0 in the same period in 2006, Travel expenses increased $31,214 to $38,376 from $7,162 as compared to the same period in 2006. These were offset by a decrease in Research and Development expenses of $129,173 to $109,236 as compared to $238,409 for the same period in 2006.The $1,356,484 operating expenses includes non-cash charges of $16,714 for depreciation.

            The net loss for the three months ending March 31, 2007 was ($442,904) as compared to a net loss of ($551,471) for the same period 2006. The decreased net loss of $108,567 includes (i) The operating expense changes discussed above, (ii) a decrease in interest expense of $160,136 related to the conversion of a debenture in the prior period to common stock, and (iii) an increase in interest income of $50,291 resulting from the investment of cash balances in interest bearing accounts and the Sencera note.

            The Company incurred net losses of ($442,904) and ($551,471) in the three-month period ended March 31, 2007 and 2006 respectively. The associated net loss per share was $(0.01) for the three month period ended March 31, 2007 and $(0.01) for the same period in 2006. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE SAME PERIOD IN 2006

         The Company generated minimal revenues of $6,880 from a licensing agreement in the period ended March 31, 2007 as compared to $8,000 in the same period in 2006.

            The Company incurred operating expenses totaling $1,122,530 for the six months ending March 31, 2007 compared to $1,648,550 for the same period in 2006. Primary sources for the decrease to operating expense of $526,020 include:
A decrease of $950,886 in Warrant Option Expenses and a decrease in Research and Development expenses of $82,681 to $320,331 for the six months ending March 31, 2007 as compared to $403.012 for the same period in 2006. These decreases to operating expenses were partially offset by an increase to Salaries of $272,981 to $357,880 from $84,899 in the same period in 2006 as a result of the continued growth of the company workforce, Insurance expense increase $34,585 to $34,585 as compared to $0 in the same period in 2006, Travel expenses increased $63,559 to $75,581 from $12,022 as compared to the same period in 2006, Advertising increased $43,031 to $43,470 as compared to 439 in the same period in 2006, Legal and Accounting fees increased by $40,968 to $109,577 as compared to $68,609 in the same period in 2006 and Consulting increased $42,542 to $42,542 as compared to zero in 2006. The $1,122,530 operating expenses includes non-cash charges of $34,667 for depreciation.

            The net loss for the six months ending March 31, 2007 was ($1,031,245) as compared to a net loss of ($1,799,826) for the same period 2006. The decreased net loss of $768,581 includes (i) The operating expense changes discussed above, (ii) a decrease in interest expense of $160,136 related to the conversion of a debenture in the prior period to common stock, and (iii) an increase in interest income of $83,545 resulting from the investment of cash balances in interest bearing accounts and the Sencera note.

            The Company incurred net losses of ($1,031,245) and ($1,799,826) in the six-month period ended March 31, 2007 and 2006 respectively. The associated net loss per share was $(0.01) for the three month period ended March 31, 2007 and $(0.01) for the same period in 2006. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at March 31, 2007 of $2,401,422 and prepaid expenses in the amount of $311,896 as compared to cash of $4,305,105 and prepaid expenses in the amount of $349,117 as of September 30, 2006. The Company had a net working capital of $2,210,609 as compared to a working capital of $4,065,523 at September 30, 2006. Cash flow used in operating activities during the six-month period ended, March 31, 2007, was ($1,042,194) as compared to a use of cash of ($792,161) for the same period 2006. The increase of cash used in operations of $250,033 included (i) the decrease in net loss resulting primarily from decreased interest expense of $160,136 relating to the conversion of a debenture in prior periods to common stock, (ii) increased cash flow on interest income of $50,291 of which $19,288 was a non-cash accrual of interest relating to the Sencera note, and (iii) the operation changes discussed above. The current period ending March 31, 2007 also included a non-cash depreciation expense of $43,761 compared to $27,647 in the same period in 2006. Additionally, a non-cash reduction to expense of $12,000 was realized in the period associated with the return of common shares for services that were not performed.

         For the six-months ended March 31, 2007, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the issuance of Common Stock for Debenture conversion and; (ii) the issuance of Common Stock for warrant conversion which both occurred in the fiscal year ended September 30, 2006.

We had, at March 31, 2007, cash and cash equivalents of $2,713,318 and net working capital of $2,210,609.

DEVELOPMENT STAGE COMPANY

         The Company is in the development stage and as of the period ending March 31, 2007, did not have any significant revenues. We have begun marketing efforts and anticipate the sale of licenses in the 2007 period however the cash flow requirements associated with the transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

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


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is currently not aware of nor has any knowledge of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

WE  HAVE  NOT  GENERATED  ANY   SIGNIFICANT   REVENUES  AND  MAY  NEVER  ACHIEVE
PROFITABILITY

We are a development stage company and, to date, have not generated any significant revenues. From inception through March 31, 2007, we had an accumulated deficit of $10,202,983. For the quarter ended March 31, 2007 and 2006, we incurred net losses of $447,949 and $551,471 respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We cannot rely solely on our current patents to be successful. The standards that the U.S. Patent and Trademark Office and foreign patent office's use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same and are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. May differ substantially from that obtained in various foreign countries. In some instances, patents have been issued in the U.S. while substantially less or no protection has been obtained in Europe or other countries.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  - None.

Item 3. DEFAULTS UPON SENIOR SECURITIES - None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS -  31 Sarbanes-Oxley Certification
                    32 Sarbanes-Oxley Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: May 15, 2007                     XSUNX, INC.


                                   By:  /s/ Tom M. Djokovich
                                        ----------------------------------------
                                        Tom M. Djokovich, Chief Executive
                                        Officer, President