Form 10-Q
period 2007-06-30
XSUNX INC
filed 2007-08-14
CIK 1039466

FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2007

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

As of August 14, 2007 the number of shares outstanding of the registrant's only class of common stock was 157,019,856.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


                                Table of Contents


PART I - FINANCIAL INFORMATION                                                         PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's
Report................................................................................. F-1

         Balance Sheets June 30, 2007 (unaudited) and September 30, 2006............... F-2

         Statements of  Operations  for the Three Months ended June 30, 2007 and
         2006  (unaudited) and the period February 25, 1997  (inception) to June
         30, 2007...................................................................... F-3

         Statements of Stockholders' Equity for the period February 25, 1997
         (inception) to June 30, 2007 unaudited)....................................... F-4

         Statements  of Cash Flows for the Three  Months and Nine  Months  ended
         June 30, 2007 and 2006  (unaudited)  and the period  February  27, 1997
         (inception) to December 31, 2006.............................................. F-6

         Notes to Condensed Consolidated Financial Statements (Unaudited).............. F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................... 3

Item 3   Controls and Procedures....................................................... 7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................. 7

Item 1a. Risk Factors.................................................................. 7

Item 2.  Changes in Securities......................................................... 10

Item 3.  Defaults upon Senior Securities............................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders........................... 10

Item 5.  Other Information............................................................. 10

Item 6.  Exhibits and Reports on Form 8-K.............................................. 10

Signatures............................................................................. 11

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                   XSUNX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  June 30, 2007
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
XSUNX, INC.
Aliso Viejo, CA


We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of June 30, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
August 13, 2007


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                                       (Unaudited)            (Audited)
                                                                                        June 30,            September 30,
                                                                                          2007                  2006
                                                                                    ------------------     ----------------
ASSETS:
Current assets:
   Cash                                                                                   $ 1,363,815          $ 4,305,105
   Prepaid Research and Development  Expense                                                        -                3,200
   Prepaid Research, Development and Professional Expense                                     291,088              330,918
   Prepaid Legal Expense                                                                       25,167               15,000
                                                                                    ------------------     ----------------

      Total current assets                                                                  1,680,070            4,654,223
                                                                                    ------------------     ----------------

Fixed assets:
   Office & Misc. Equipment                                                                    36,034                9,774
   Research and Development Equipment                                                         502,153              392,301
   Leasehold Improvement                                                                       89,825               80,492
                                                                                    ------------------     ----------------
       Total Fixed Assets                                                                     628,012              482,567
       Less Depreciation                                                                     (145,528)             (84,941)
                                                                                    ------------------     ----------------

       Total fixed assets                                                                     482,484              397,626
                                                                                    ------------------     ----------------

Other assets:
    Patents                                                                                    40,000               40,000
    Security Deposit                                                                            5,815                2,615
    Accrued Interest Receivable                                                                68,493
    Note Receivable                                                                         1,225,000
    Marketable Prototype                                                                    1,765,000            1,765,000
                                                                                    ------------------     ----------------

      Total other assets                                                                    3,104,308            1,807,615
                                                                                    ------------------     ----------------

TOTAL ASSETS                                                                              $ 5,266,862          $ 6,859,464
                                                                                    ==================     ================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable                                                                         $ 497,919            $ 582,161
   Accrued Expenses                                                                            38,350                6,538
                                                                                    ------------------     ----------------

     Total current liabilities                                                                536,269              588,699
                                                                                    ------------------     ----------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                                -                    -
Treasury Stock, no par value; 26,798,418 issued and outstanding                                     -                    -
Common Stock, no par value; 500,000,000 shares authorized;
157,019,856 shares issued and outstanding at June 30, 2007                                 13,278,869           13,290,869
and 157,169,856 shares were issued and outstanding at September 30, 2006
Common Stock Warrants                                                                       2,151,250            2,151,250
Deficit accumulated during the development stage                                          (10,699,526)          (9,171,354)
                                                                                    ------------------     ----------------
      Total stockholders' profit (deficit)                                                  4,730,593            6,270,765
                                                                                    ------------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 5,266,862          $ 6,859,464
                                                                                    ==================     ================

                                 See Accountants' Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                               Feb. 25, 1997
                                       Three-Months Ended           Nine-Months Ended          (Inception) to
                                            June 30th                    June 30th                March 31,
                                   ---------------------------- ---------------------------
                                       2007           2006          2007          2006             2007
                                   -------------  ------------- -------------  ------------    -------------

Revenue
   Service Income                           $ -            $ -       $ 6,880       $ 8,000         $ 14,880
   Other Income                               -              -             -             -                -
                                   -------------  ------------- -------------  ------------    -------------

Total Revenue                                 -              -         6,880         8,000           14,880
                                   -------------  ------------- -------------  ------------    -------------

Expenses:
   Advertising                            1,780          1,982        45,250         2,421           49,779
   Bank Charges                             663             78           892           244            3,799
   Conferences & Seminars                 1,125          7,040        10,495         8,540           21,762
   Consulting                            59,462         19,382       102,004        19,382        1,492,546
   Depreciation                          16,826         27,647        60,587        55,294          145,528
   Directors' Fees                                           -             -             -           11,983
   Due Diligence                                             -             -        13,000           45,832
   Dues and Subscriptions                                    -             -             -                -
   Equipment Rental                                          -             -             -            1,733
   Filing Fees                            1,079              -         3,576         4,625            7,504
   Impairment loss                                           -             -             -          924,642
   Insurance                             14,085              -        48,670             -           52,132
   Legal & Accounting                    84,501         21,244       194,078        89,853          639,073
   Licenses & Fees                           20              -            90             -            6,545
   Loan Fees                                                 -             -             -          741,834
   Meals & Entertainment                                     -             -             -            4,119
   Miscellaneous                          1,170            832         1,198         1,632            9,900
   Office Expenses                        3,239          2,633        14,673         2,891           38,955
   Patent Fees                                             625             -           625            2,469
   Postage & Shipping                     2,857             33         5,555           768           12,018
   Printing                                 396            944         6,778         7,684           27,885
   Public Relations                      24,660         76,742        51,960       129,263          461,490
   Recruitment Expenses                  29,806              -        29,806             -           29,806
   Research & Development                15,313        368,608       326,550       679,884        1,934,501
   Rent                                  19,764          1,950        50,114         6,450           96,083
   Salaries                             220,736         87,152       578,616       172,050        1,507,867
   Subscription Reports                   6,093          2,594         6,093         2,787            9,858
   Taxes                                  1,003              -         1,507             -            6,164
   Telephone                              5,543          1,961        17,831         5,292           71,805
   Transfer Agent Expense                   150             91           533           321           20,898
   Travel, Meals & Entertainment         52,718         13,142       128,299        25,165          236,913
   Utilities                              3,815              -         3,815             -            3,815
   Warrant Expense                                           -           364       951,250        2,151,614
                                   -------------  ------------- -------------  ------------    -------------

Total Operating Expenses                566,804        634,680     1,689,334     2,179,421       10,770,852
                                   -------------  ------------- -------------  ------------    -------------
Other Income (Expense)
   Interest Expense                         651        515,555         1,015       567,999          248,014
   Interest Income                      (71,820)       (28,811)     (156,589)      (28,975)        (244,681)
   Forgiveness of Debt                        -              -             -             -          (59,773)
                                   -------------  ------------- -------------  ------------    -------------

Total Other Income/Expense              (71,169)       486,744      (155,574)      539,024          (56,440)
                                   -------------  ------------- -------------  ------------    -------------

Net (Loss)                           $ (495,635)  $ (1,121,424) $ (1,526,880)  $(2,710,445)    $ (10,699,532)
                                   =============  ============= =============  ============    =============

Per Share Information:

Basic
     common shares outstanding      157,169,856    147,013,051   156,505,367   127,245,894
                                   =============  ============= =============  ============

Net Loss per Common Share            $ (0.003)      $ (0.008)     $ (0.010)     $ (0.021)
                                   =============  ============= =============  ============

                                 See Accountants' Review Report

                                                  XSUNX, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2007

                                                  (Unaudited)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                        Common     During the
                                    Treasury Stock              Common Stock           Stock       Exploration
                                 ----------------------    ------------------------
                                 # of Shares   Amount      # of Shares    Amount       Warrants     Stage        Totals
                                 ----------------------    ------------------------   -----------------------   ----------

Inception February 25, 1997              -           -            -            -        -               -          -

Issuance of stock for cash               -           -         15,880       217,700     -               -         217,700
Issuance of stock to Founders            -           -         14,110          -        -               -           -
Issuance of stock for consolidation      -           -        445,000       312,106     -               -         312,106
Net Loss for Year                        -           -            -            -        -           (194,881)    (194,881)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 1997             -           -        474,990       529,806     -           (194,881)     334,925
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Issuance of stock for services           -           -          1,500        30,000     -               -          30,000
Issuance of stock for cash               -           -         50,200       204,000     -               -         204,000
Consolidation stock cancelled            -           -        (60,000)      (50,000)    -               -         (50,000)
Net Loss for Year                        -           -            -            -        -           (799,451)    (799,451)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 1998             -           -        466,690       713,806     -           (994,332)    (280,526)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Issuance of stock for cash               -           -        151,458       717,113     -               -         717,113
Issuance of stock for services           -           -        135,000       463,500     -               -         463,500
Net Loss for Year                        -           -            -            -        -         (1,482,017)  (1,482,017)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 1999             -           -        753,148     1,894,419     -         (2,476,349)    (581,930)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Issuance of stock for cash               -           -         15,000        27,000     -              -           27,000
Net Loss for year                        -           -              -            -      -           (118,369)    (118,369)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 2000             -           -        768,148     1,921,419     -         (2,594,718)    (673,299)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Extinguishment of debt                   -           -              -       337,887     -              -          337,887
Net Loss for year                        -           -              -            -      -            (32,402)     (32,402)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 2001             -           -        768,148     2,259,306     -         (2,627,120)    (367,814)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Net Loss for year                        -           -              -            -      -            (47,297)     (47,297)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 2002             -           -        768,148     2,259,306     -         (2,674,417)    (415,111)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Issuance of stock for Assets             -           -     70,000,000             3     -             -                 3
Issuance of stock for Cash               -           -      9,000,000       225,450     -             -           225,450
Issuance of stock for Debt               -                    115,000       121,828     -             -           121,828
Issuance of stock for Expenses           -           -        115,000        89,939     -             -            89,939
Issuance of stock for Services           -           -     31,300,000       125,200     -             -           125,200
Net Loss for year                        -           -              -            -      -           (145,868)    (145,868)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 2003             -           -     111,298,148    2,821,726     -         (2,820,285)       1,441
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Issuance of stock for cash               -           -      2,737,954       282,670     -             -           282,670
Issuance of Common Stock Warrants        -           -              -            -    1,200,000       -         1,200,000
Net Loss for Year                        -           -              -            -      -         (1,509,068)  (1,509,068)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 2004                               114,036,102    3,104,396   1,200,000   (4,329,353)     (24,957)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Issuance of stock for cash               -           -      6,747,037       531,395     -             -           531,395
Issuance of stock for services           -           -      3,093,500       360,944     -             -           360,944
Issuance of stock for collateral 26,798,418          -              -            -      -             -            -
Net Loss for Year                                                   -            -      -         (1,400,969)  (1,400,969)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - September 30, 2005     26,798,418          -     123,876,639    3,996,735   1,200,000   (5,730,322)    (533,587)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------

                                         See Accountants' Review Report



                                                  XSUNX, INC.
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                                 June 30, 2007

                                                  (Unaudited)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                        Common     During the
                                    Treasury Stock              Common Stock           Stock       Exploration
                                 ----------------------    ------------------------
                                 # of Shares   Amount      # of Shares    Amount       Warrants     Stage        Totals
                                 ----------------------    ------------------------   -----------------------   ----------

Issuance of stock for services           -           -         72,366        31,500     -             -            31,500
Issuance of Common Stock Warrants        -           -              -            -      951,250       -           951,250
Issuance of stock for debenture
   conversion                            -           -     21,657,895     5,850,000
Issuance of stock for interest expense   -           -        712,956       241,383
Issuance of stock for warrant conversion -           -     10,850,000     3,171,250
Net Loss for Year                        -           -              -             -    -          (3,441,940)  (3,441,940)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance September 30, 2006       26,798,418          -     157,169,856   13,290,868   2,151,250   (9,172,262)  (2,992,777)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Net Loss for Period                      -           -              -            -     -            (583,680)    (583,680)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance - December 31, 2006      26,798,418          -     157,169,856   13,290,868   2,151,250   (9,755,942)   5,686,176

Cancelation of Stock for Services Returned                   (150,000)      (12,000)                              (12,000)
Release of Security Collateral   (26,798,418)
Net Loss for Period                                                                                 (447,949)    (447,949)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance March 31, 2007                   -         $ -     157,019,856 $ 13,278,868  $2,151,250 $(10,203,891)   5,226,228
                                 ==========   =========    ===========  ===========   =========   ===========   ==========
Net Loss for Period
                                                                                                    (495,635)    (495,635)
                                 ----------   ---------    -----------  -----------   ---------   -----------   ----------
Balance June 30, 2007                    -         $ -     157,019,856  $ 13,278,868  $2,151,250 $(10,699,526)  4,730,593
                                 ==========   =========    ===========  ===========   =========   ===========   ==========

all shares have been adjusted for the 1 for 20 reverse split.

                                         See Accountants' Review Report


                                          XSUNX, INC.
                                 (A Development Stage Company)
                                     Statment of Cash Flows
                                          (Unaudited)

                                                                                                     Feb. 25, 1997
                                                                      Nine-Months Ended              (Inception) to
                                                                        June 30,                         June 30,
                                                              -----------------------------------
                                                                  2007                2006                2007
                                                              --------------     ----------------    ---------------

Cash Flows from Operating Activities:
Net Loss                                                        $(1,526,880)         $(2,710,445)      $(10,699,532)

   Issuance of Common Stock for Services                            (12,000)               7,500          1,336,998
   Issuance of Common Stock for Loan Inducement                           -                    -            310,117
   Warrant Expense                                                        -              951,250          2,151,250
   Amortization of Loan Fees                                              -              316,666
   Issuance of Stock for Interest                                         -               10,550            241,383
   Depreciation                                                      60,587               55,294            145,528
   Written Off Equipment                                                  -                    -
  Adjustments to reconcile net loss to cash used in                       -                                       -
    operating activities:                                                                                         -
   (Increase) Accounts Receivable                                         -                    -
   (Increase) Security Deposit                                       (3,200)              (2,615)            (5,815)
   (Increase) in Prepaid Expense                                     29,664             (253,445)          (316,249)
   (Decrease) in Accounts Payable                                   (84,242)             207,800            497,919
   Increase in Accrued Expenses                                      31,812              828,586             38,350
                                                              --------------     ----------------    ---------------

Net Cash Flows Used for Operating Activities                     (1,504,259)            (588,859)        (6,300,051)
                                                              --------------     ----------------    ---------------

Cash Flows from Investing Activities:
    Purchase of Equipment                                          (143,538)            (307,232)          (628,012)
    Note Receivable                                              (1,225,000)                             (1,225,000)
    Accrued Interest earned                                         (68,493)                                (68,493)
    Purchase of Intangible Assets                                                     (1,775,000)        (1,805,000)
                                                              --------------     ----------------    ---------------

Net Cash Flows Used for Investing Activities                     (1,437,031)          (2,082,232)        (3,726,505)
                                                              --------------     ----------------    ---------------

Cash Flows from Financing Activities:
   Proceeds from Debenture Issue                                          -            4,500,000          5,000,000
   Issuance of Common Stock for Warrants                                                                  3,171,250
   Issuance of Common Stock for cash                                      -            3,171,250          3,219,121
                                                              --------------     ----------------    ---------------

Net Cash Flows Provided by Financing Activities                           -            7,671,250         11,390,371
                                                              --------------     ----------------    ---------------

Net Increase (Decrease) in Cash                                  (2,941,290)           5,000,159          1,363,815
                                                              --------------     ----------------    ---------------

Cash and cash equivalents - Beginning of period                   4,305,105              175,869                  -
                                                              --------------     ----------------    ---------------

Cash and cash equivalents - End of period                       $ 1,363,815          $ 5,176,028        $ 1,363,815
                                                              ==============     ================    ===============

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                      $ 1,015            $ 160,500           $ 72,361
                                                              ==============     ================    ===============
      Income Taxes                                                      $ -                  $ -                $ -
                                                              ==============     ================    ===============

NON-CASH TRANSACTIONS
    Common stock issued (returned) in exchange for services       $ (12,000)             $ 7,500        $ 1,225,557
                                                              ==============     ================    ===============
    Conversion of debt for Stock                                                     $ 3,850,000
                                                              ==============     ================    ===============

                                         See Accountants' Reivew Report

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and nine-months ended June 30, 2007 and 2006 and for the period February 25, 1997 (inception) to June 30, 2007, and cash flows for the nine-months ended June 30, 2007 and 2006 and the for the period February 25, 1997 (inception) to June 30, 2007. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2006.

Note 2 - Lease - Golden Suite:
         --------------------

As of July 1, 2006 a new lease was signed for the Golden Office in the amount of $1,687.50 per month plus a fee of $825.00 for utilities. This will increase to $1,788 per month on July 1, 2007 and $1,790.00 per month on July 1, 2008. The lease expires on June 30, 2009.

Note 3 - Technology Development and Licensing Agreement
         ----------------------------------------------

On January 1, 2007, XSUNX, Inc. entered into a technology development program with a private firm to obtain licensing rights to plasma technologies for potential use in solar product manufacturing technologies. The technology development program included a Secured Promissory Note in the amount of up to $1,500,000 made by the private firm for the benefit of XsunX in conjunction with a Loan Agreement and a Technology Development and License Agreement. The Note was for a term of 7 years and provided interest to XsunX at the rate of 10% per annum. Under the terms of the agreements, including the Note, XsunX provided the private firm with a credit extension of $400,000 at the time of signing and was to disburse further credit extensions in the sum of $137,500 per month for up to eight months. These credit extension funds were to be used by the private firm to develop technology to be licensed to XsunX under the terms of the Technology Development and License Agreement. Upon the successful completion of the technology development program, the Note could be converted into a membership interest in the private firm and an extension of the license for a period of 3 years. The security for the Note consisted of an interest in certain tangible and intangible assets of the private firm, the license rights, the ability to exercise the conversion, and all other rights and remedies provided by law. As of June 30, 2007, the current balance of the Note receivable was $1,225,000 plus accrued interest earned in the amount of $68,493. Beginning in July, XsunX suspended forwarding credit extension disbursements under the Note and requested that the private firm provide more comprehensive reports associated with the development of technology under the agreements. Each of the parties has now made a claim for default under the terms of the Note, Loan Agreement, and Technology Development Agreement. The parties are discussing mutually acceptable resolutions to their differences. XsunX has established a segregated account in which it has deposited funds sufficient to fund the maximum amount allowable under the Note should resolution include such credit extension disbursements.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                  June 30, 2007
                                   (Unaudited)



Note 4 - Employment and Consulting Agreements
         ------------------------------------

Effective April 23, 2007, XSUNX, Inc. entered into a two year Consulting and Advisory Agreement with Dr. Richard Ahrenkiel to become a member of the Company's Scientific Advisory Board.

The company authorized the issuance of an option grant on April 23, 2007 to Dr. Ahrenkiel in the amount of 100,000 option shares at an option exercise price of $0.45 with a first vesting date of July 23, 2007 with following vesting schedule:

                (a) The Option shall become exercisable in the amount of 12,500 shares upon the First Vesting Date. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement by XsunX, Inc. of the Optionee.


Note 5 - Agreement to Purchase Assets
         ----------------------------

Effective March 23, 2007 XsunX, Inc. entered into a binding letter of intent with a manufacturer of photovoltaic products for the purchase of certain net assets of the manufacturer for the amount of five million dollars ($5,000,000) USD in a cash transaction. The purpose of the letter of intent, and interest in the acquisition by XsunX, was driven by what XsunX anticipated was the opportunity to expand its current operations to include technologies and manufacturing capabilities for silicon wafer, conversion of wafers to solar cells, complete solar module manufacturing, and module mounting components. The operating assets are comprised of approximately twenty plus (20+) megawatts of annual polysilicon wafer manufacturing capabilities, and approximately fifteen
(15) megawatts of solar cell and module manufacturing capabilities.

On or about April 27, 2007 the Company was notified by the seller of a change in direction and decision not to honor the sales agreement. In response to the sellers failure to honor the terms of the binding letter of intent the Company filed a complaint against the seller and related entities in the United States

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 5 - Agreement to Purchase Assets Continued
         --------------------------------------

District Court for the District of Massachusetts on May 10th, 2007, alleging breach of contract and other claims. The Company continues to purse efforts to enforce the terms and conditions of the binding letter of intent.

Note 6 - Planned Expansion of Business Operations
         ----------------------------------------

In April 2007, XsunX launched efforts to expand the scope of its business development efforts to include the planned establishment of an XsunX solar energy module manufacturing facility to be located in the United States. The Company intends to employ the use of certain of its technologies, and those under license, for use in the manufacture and sale of finished solar energy products. In July, the Company updated these plans to reflect plans for a module manufacturing line based on a dual 12.5 megawatt modular design delivering 25 megawatts of combined production capacity which the Company believes will allow operations to scale incrementally from as little as 12.5 megawatts to 25 to 100 megawatts of production capacity. The Company is working to complete the physical plans, complete site selection related to local and regional governmental support programs, and reviewing appropriate financing opportunities for the capital costs associated with the build out of the proposed new facilities.

Note 7 - Agreement for the Sale of Equipment:
         -----------------------------------

The Company has entered into agreements with a foreign based company for the sale of certain vacuum deposition technology equipment valued at $41,800,000, excluding royalty payments based on per watt annualized production totals. The agreements, consisting of a systems sale and a royalty based manufacturing license agreement, provide for thin film photovoltaic production equipment and two product development tools specializing in the fabrication of micro-crystalline and amorphous thin film silicon solar cells. Under the terms of the agreement the buyer was to provide the Company with a cash initial deposit payment of $2.5 million USD by June 30, 2007. In July, the buyer notified XsunX that it is working with its investors to finalize financing and facility requirements for the systems and requested an extension to its payment terms. The Company has provided the buyer with a limited three month payment extension and is continuing to work closely with the buyer providing technical assistance as necessary.

                                   XSUNX, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Note 8 - Subsequent Events:
         -----------------

On July 3, 2007 the company issued a termination for cause notice to its vendor working under a Phase 4 agreement for the development of commercially viable methods to manufacture patent pending multi-terminal solar cell devices. The decision to terminate was in part the result of an unsatisfactory review of the performance of the vendor by the newly appointed XsunX Scientific Advisory Board. The Company's modular 25MW system design does not incorporate the use of this multi-terminal device and XsunX does not anticipate any disruption to its current production plans from this change. XsunX plans to bring continued product development efforts for the multi-terminal device in-house. The Company anticipates that in addition to a reduction in direct costs associated with R&D, it will also benefit from greater control over this development program.

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

CURRENT OVERVIEW

XsunX develops and markets proprietary Thin Film Photovoltaic (TFPV) solar cell designs and core solar cell manufacturing systems focusing on both amorphous and micro-crystalline silicon structures. These technologies represent semi-transparent and opaque devices types used in the conversion of solar energy into electrical power.

The product of the Company's development efforts are intended to deliver licensable technologies in the form of an integrated solution providing, a) commercially scalable manufactured processes and equipment designed for the specific manufacture of the Company's thin film solar technologies, and, b) proprietary thin film solar cell designs that address application opportunities for use in products in the growing field of Building Integrated Photovoltaics and conventional solar module production.

In October 2006 XsunX began sales and licensing efforts of its TFPV technologies to a global group of existing and new entrant solar product manufacturers. This effort was driven by what the Company perceived as a demand for new TFPV solar technologies by manufacturers seeking opportunities to enhance their competitive capabilities and better service their regional solar markets. Virtually all of the interest in the Company's technologies has been generated from foreign based companies seeking to capitalize on aggressive foreign government back subsidies promoting investment in solar and other renewable technologies within those regions.

In April 2007 XsunX launched efforts to expand the scope of its business development efforts to include the planned establishment of an XsunX TFPV solar energy module manufacturing facility to be located in the United States. The intent of these business expansion efforts is to address what the Company believes are growth opportunities within the domestic US market for solar energy products with specific focus on solar modules for use in large scale commercial projects, utilities, Power Purchase Agreements, and other on-grid applications. The Company anticipates that key drivers associated with the projected growth in demand for solar will be the adoption of Renewable Portfolio Standards (RPS) within regional and state governments mandating minimum renewable energy production quotas. XsunX believes that the use of tandem junction amorphous technologies to manufacture TFPV solar modules, derived in part from its multi-year development efforts with amorphous solar devices, provides XsunX marketable opportunities addressing growth in domestic demand for solar products.

The Company intends to employ the use of certain of its technologies, and those under license, for use in the manufacture and sale of finished solar energy products. In July 2007, the Company updated these plans to reflect plans for a module manufacturing line based on a dual 12.5 megawatt modular design delivering 25 megawatts of combined production capacity which the Company believes will allow operations to scale incrementally from as little as 12.5 megawatts to 25 to 100 megawatts of production capacity . The Company is working to complete the physical plans, complete site selection related to local and regional governmental support programs, and reviewing appropriate financing opportunities for the capital costs associated with the build out of the proposed new facilities.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THE SAME PERIOD IN 2006

Sales:
-----

The Company generated no revenues in the period ended June 30, 2007 as compared to zero revenue in the same period in 2006. Additionally, there was no associated cost of sales.

Operating Expenses:
------------------

Operating Expenses for the three month period ending June 30, 2007 totaled $566,804. This represents a reduction of $68,876 as compared to the same period in 2006 which totaled $634,680. A comparative analysis of the period to period performance is provided below.

Salaries and Wages:
------------------

Salaries and wages for the three month period ending June 30, 2007 were $220,736 as compared to $87,152 during the same period in 2006. The increase of $133,584 was driven by the addition of employees in marketing, finance and the engineering and technical functions as part of a plan to increase internal technical and scientific capabilities and reduce dependency on outside parties.

Research and Development:
------------------------

Research and Development expense for the three month period ending June 30, 2007 totaled $15,313 as compared to $368,608 for the same period in 2006. The decrease of $353,295 reflects the winding down of the Company's outsourced research and development efforts and new focus on the design and planned implementation of the facilities necessary to commercialize the Company's technology. This reduction is partially offset by the increase in salary and wages and the company brings on staff to continue the research and development efforts internally.

Professional Services:
---------------------

Public relations expense for the three month period ending June 30, 2007 totaled $24,660 as compared to 76,742 during this same period in 2006. The reduction of $52,082 represents a reduction in the utilization of public relations services during the period due to reduced use of third party services.

Consulting expenses for the three month period ending June 30, 2007 totaled $59,462 as compared to $19,382 during the same period in 2006, an increase of $40,080. This increase is largely due to the establishment of a compensated scientific advisory board and the use of professional engineering services

Legal and accounting fees for the three month period ending June 30, 2007 totaled $84,501 as compared to $21,244 during the same period in 2006. The increase of $63,257 is largely due to legal services associated with enforcing an agreement to acquire assets.

Recruiting fees of $29,806 were paid during the three month period ending June 30, 2007. This compared to no expenses during the same period in 2006. The increase of $29,806 was driven by the hiring activity reflected in salary and wages. We anticipate that costs associated with recruiting employees may continue to rise in future periods.

Travel and Wages:
----------------

Expenses  for travel and wages were  $52,718 for the three month  period  ending
June 30, 2007. This compared to $13,412 for the same period in 2006. The increase of $39,576 resulted from increase travel for sales and business development opportunities in the normal course of business

The net loss for the three months ending June 30, 2007 was ($495,635) as compared to a net loss of ($1,121,424) for the same period 2006. The decreased net loss of $625,789 includes (i) The operating expense changes discussed above,
(ii) a decrease in interest expense of $514,904 related to the conversion of a debenture in the prior period to common stock, and (iii) an increase in interest income of $43,009 resulting from the investment of cash balances in interest bearing accounts and the Sencera note.

The Company incurred net losses of ($495,635) and (1,121,424) in the three-month period ended June 30, 2007 and 2006 respectively. The associated net loss per share was $(0.003) for the three month period ended June 30, 2007 and $(0.008) for the same period in 2006. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.


RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THE SAME PERIOD IN 2006

Sales:
-----

The Company generated no revenues in the period ended June 30, 2007 as compared to $6,880 in the same period in 2006.

Operating Expenses:
------------------

Operating Expenses for the nine months ending June 30, 2007 totaled $1,689,334. This represents a reduction of $490,087 as compared to the same period in 2006 which totaled $2,179,421. A comparative analysis of the period to period performance is provided below.

Salaries and Wages:
------------------

Salaries and wages for the nine month period ending June 30, 2007 were $578,616 as compared to $172,050 during the same period in 2006. The increase of $406,566 was driven by the addition of employees in marketing, finance and the engineering and technical functions as part of a plan to increase internal technical and scientific capabilities and reduce dependency on outside parties.

Research and Development:
------------------------

Research and Development expense for the nine month period ending June 30, 2007 totaled $326,550 as compared to $679,884 for the same period in 2006. The decrease of $353,335 reflects the winding down of the Company's outsourced research and development efforts and new focus on the design and planned implementation of the facilities necessary to commercialize the Company's technology This reduction is partially offset by the increase in salary and wages and the company brings on staff to continue the research and development efforts.

Professional Services:
---------------------

Public relations expense for the nine month period ending June 30, 2007 totaled $51,960 as compared to 129,263 during this same period in 2006. The reduction of $77,303 represents a reduction in the utilization of public relations services during the period due to reduced use of third party services.

Consulting expenses for the nine month period ending June 30, 2007 totaled $102,004 as compared to $19,382 during the same period in 2006, an increase of $82,622. This increase is largely due to the establishment of a compensated scientific advisory board and the use of professional engineering services

Legal and accounting fees for the nine month period ending June 30, 2007 totaled $194,078 as compared to $89,853 during the same period in 2006. The increase of $48,670 is largely due to legal services associated with enforcing an agreement to acquire assets.

Recruiting fees of $29,806 were paid during the nine month period ending June 30, 2007. This compared to no expenses during the same period in 2006. The increase of $29,806 was driven by the hiring activity reflected in salary and wages. We anticipate that costs associated with recruiting employees may continue to rise in furutre periods.

Travel and Wages:
----------------

Expenses for travel and wages were $128,299 for the nine month period ending June 30, 2007. This compared to $25,165 for the same period in 2006. The increase of $103,134 resulted from increase travel for sales and business development opportunities in the normal course of business.

Facilities:
----------

Rent for Company facilities totaled $50,114 for the nine month period ending June 30, 2007. This compares to $6,450 for the same period in 2006. The creation of the research and development center in Golden, Colorado accounts for the majority of the $43,664 increase in rent expense.

Telephone and internet expenses for the nine month period ending June 30, 2007 totaled $17,831. The total for the same period in 2006 was $5,292. The increase of $12,539 is due largely to the creation of the research and development center in Golden, Colorado.

Utilities for the nine month period ending June 30, 2007 were $3,815 as compared to zero for the same period in 2006. The increase of $3,815 was due to the creation of the research and development center in Golden, Colorado

The net loss for the nine months ending June 30, 2007 was ($1,526,880) as compared to a net loss of ($2,710,445) for the same period 2006. The decreased net loss of $1,183,565 includes (i) The operating expense changes discussed above, (ii) a decrease in interest expense of $566,984 related to the conversion of a debenture in the prior period to common stock, and (iii) an increase in interest income of $127,614 resulting from the investment of cash balances in interest bearing accounts and the Sencera note.

The Company incurred net losses of ($1,526,880) and (2,710,445) in the nine-month period ended June 30, 2007 and 2006 respectively. The associated net loss per share was $(0.01) for the three month period ended June 30, 2007 and $(0.02) for the same period in 2006. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at June 30, 2007 of $1,363,815 and prepaid expenses in the amount of $316,255 as compared to cash of $4,305,105 and prepaid expenses in the amount of $349,117 as of September 30, 2006. The Company had a net working capital of $1,143,801 as compared to a working capital of $4,065,523 at September 30, 2006. Cash flow used in operating activities during the nine-month period ended, June 30, 2007, was ($1,502,352) as compared to a use of cash of ($588,859) for the same period 2006. The increase of cash used in operations of $913,493 included (i) the decrease in net loss resulting primarily from decreased interest expense of $566,984 relating to the conversion of a debenture in prior periods to common stock, (ii) increased cash flow on interest income of $156,589 of which $68,493 was a non-cash accrual of interest relating to the Sencera note, and (iii) the operation changes discussed above. The current period ending June 30, 2007 also included a non-cash depreciation expense of $60,587 compared to $55,294 in the same period in 2006. Additionally, a non-cash reduction to expense of $12,000 was realized in the period associated with the return of common shares for services that were not performed.

For the six-months ended March 31, 2007, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the issuance of Common Stock for Debenture conversion and; (ii) the issuance of Common Stock for warrant conversion which both occurred in the fiscal year ended September 30, 2006.

We had, at June 30, 2007, cash and cash equivalents of $1,680,070 and net working capital of $1,143,801.

DEVELOPMENT STAGE COMPANY

The Company is to currently working to transition from the development stage to the implementation phase and as of the period ending June 30, 2007, did not have any significant revenues. We have begun marketing efforts and anticipate the sale of licenses in the 2007 or 2008 period, however the cash flow requirements associated with the transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis may be critical to its ability to stay in business and to pursue planned operational activities.

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


RISKS RELATED TO OUR BUSINESS
-----------------------------

WE  HAVE  NOT  GENERATED  ANY   SIGNIFICANT   REVENUES  AND  MAY  NEVER  ACHIEVE
PROFITABILITY

We are a development stage company and, to date, have not generated any significant revenues. From inception through June 30, 2007, we had an accumulated deficit of $10, 699,526. For the quarter ended June 30, 2007 and 2006, we incurred net losses of $495,635 and $1,121,424 respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

THE LOSS OF EXSISTING VENDOR RELATIONSHIPS OR INABILITY TO LOCATE VENDORS WITH THE SPECIFIC CAPABILITEIS OR CAPACITIES COULD SIGNIFICANLTY IMPEEDE OUR ABILITY TO COMMERCIALIZE THE COMPANY'S TECHNOLOGY RESULITNG IN A MATERIAL ADVERSE EFFECT CASUING THE BUSINESS TO SUFFER.

We have established a plan of operations under which a portion of our operations rely on vendors to provide components of the manufacturing process, system design, assembly, component parts or other equipment or expertise. A loss of any of these relationships or an inability to locate vendors with capabilities and /or capacities as required by the company could cause the Company to experience difficulties in implementing our business strategy. There can be no assurance that we could establish the necessary vendor relationships in a timely matter if at all.

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


Dated:  Auguest 14, 2007                        XSUNX, INC.


                                                By: /s/ Tom M. Djokovich
                                                    ----------------------------
                                                    Tom M. Djokovich, Chief
                                                    Executive Officer, President