Form 10-K
period 2007-09-30
XSUNX INC
filed 2008-01-07
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

Commission File Number 000-29621

XSUNX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1384159
(State of Incorporation)	(I.R.S. Employer Identification No.)

65 Enterprise, Aliso Viejo, CA 92656

(Address of Principal Executive Offices) (Zip Code)

(949) 330-8060

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: Title of each class: None

Name of Each Exchange on which Registered: N/A

Securities registered pursuant to Section 12(g) of the Act: Title of each class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.

(Check one):
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes ☐ NO ☒

As of September 30, 2007, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $54,584,383 million based on the closing price as reported on the NASDAQ OTCBB Market.

As of December 28, 2007, there were 164,752,188 shares of the registrant’s Common Stock outstanding.

XSUNX, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under this section.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A “Risk Factors.”

ii

PART I

Item 1. Business.

In this Report, we use the terms “Company,” “XsunX,” “we,” “us,” and “our,” unless otherwise indicated, or the context otherwise requires, to refer to XsunX, Inc.

Business Overview

XsunX is a thin-film photovoltaic (“TFPV”) company that intends to grow its business by manufacturing TFPV amorphous solar modules and selling them into what we believe is a high growth solar market opportunity. Our decision to pursue this strategy is based on our three years of research in the design and use of technologies for the manufacture of TFPV solar cells utilizing amorphous silicon. During this time we have developed the technical capabilities, qualified core staff, and market understanding that we believe will be necessary to establish product manufacturing infrastructure and take our product to market.

We have designed a TFPV solar module which we believe will deliver an average of 125 peak watts. To produce solar modules in commercial quantities we intend to processes glass substrates within a proprietary semiconductor manufacturing system which employs the design of a high-throughput, automated, continuous process. We believe that the design of our TFPV module and manufacturing system can deliver per watt costs significantly less than those of traditional crystalline silicon solar module manufacturers, and allow us to market TFPV modules that will be highly competitive with other thin film offerings.

Our plan for growth is to build and operate a TFPV solar module manufacturing facility in the state of Oregon. Employing a phased roll-out of manufacturing capacities, our baseline production system is scheduled for installation in mid calendar year 2008, the installation of our first 25MW line is scheduled near the end of calendar 2008, and the installation of our 4th 25MW line is scheduled for early 2010. In anticipation of commercial production, we have begun to market our TFPV solar module under the brand name of the XsunX ASI-120. Furthermore, we have successfully developed and implemented a pre-sales reservation program for system installers and large users of solar.

Markets

We believe the solar market represents a high growth opportunity nationally and internationally, both currently and into the foreseeable future. The global demand for electrical energy has experienced significant growth due to growth in populations and the economic vitality of emerging economies. This has created a growing need to diversify and establish new sources of electrical production, and we believe has created tremendous opportunities for growth in the solar market. Within the markets for solar products we anticipate that growth in demand for solar products based on TFPV technologies will out perform the balance of the solar market.

Macro growth drivers for solar energy production products include political support and government subsidies, high energy prices, technical progress having led to cost reductions in manufacturing techniques, and advantages over other renewable energy sources including:

•	Proven, commercialized and widely used solar technologies adapting to a host of applications
•	Negligible environmental impact
•	Reliability, little or no delivery risk
•	Maximum power generation coincides with peak energy demands
•	Potential for distributed point of use generation

Growth drivers that we believe may allow TFPV to outpace the balance of the solar market include:

•	Highly scalable and automated manufacturing processes
•	Lower material costs and fewer constraints to sufficient material supplies
•	Lower per watt production costs for solar cells and integrated solar modules

Driving our solar module manufacturing plan is what we believe to be the ability to capitalize on long term growth in solar spurred by increasing electrical energy costs and demand. Large markets are developing for commercial operators of private solar farms, utilities meeting green mandates, government subsidized installations, and operators of large commercial and industrial properties. These projects represent large installations typically approaching 1MW or more.

While we believe that the market conditions are excellent for all producers of solar products, we intend to deliver thin film solar products that provide extra value in performance and cost.

Products

Solar Modules

In designing our XsunX ASI-120 module, we interviewed solar systems integrators and developed a design that we believe provides for a module delivering high power output (relative to other thin films), and size and framing that would allow for the use of many existing mounting systems. In doing so, we believe our modules strike a balance between higher rated power silicon wafer modules and lower rated power thin film modules. Further, we believe the market will dictate retail installed pricing. Systems integrators will look to sell installed watts at market dictated prices, and after accounting for certain fixed installation costs inherent to each of the different solar technologies, they will drive pricing per watt for factory delivered modules to compensate for any added installation costs when using certain technologies.

We have focused on the development of thin film amorphous technologies and products due to what we perceive as inherent advantages of amorphous silicon over other solar absorbers in regards to conversion efficiencies. Amorphous silicon produces more power earlier in the day and later into the evening because it requires less incident light than many other technologies. Amorphous silicon also exhibits less thermal coefficient degradation effects when operating in hot climates. In contrast, other thin film and conventional silicon wafer technologies degrade at significant rates of approximately 10% to 20% conversion loss of peak rated performance when operating at normal temperatures of 65 degrees centigrade.

We plan to deposit two separate solar cell layers of amorphous silicon on to a glass substrate. This is to increase the amount of absorbed and converted solar energy in our modules. Based on previous experimental and limited commercial use of our thin film deposition recipes, we anticipate the finished solar module to produce 7.9% frame to frame efficiency delivering approximately 125 peak watts of direct current “DC” power. We believe that we may be able to improve conversion efficiencies through the use of derivative forms of amorphous and other proprietary cell structures.

We anticipate that we can present the superior per-rated-watt-performance of amorphous in “real world” operating conditions as a competitive strength over the factory-rated performance of various other solar technologies. We believe these factors will influence the purchasing decision process of large solar power farms and utility size installations.

Product Competitive Strengths

Other product and manufacturing design strengths that may allow us to become a competitive force within the solar energy industry and the broader electric power industry include:

Cost-Per-Watt Advantage.  We contend the design of our solar module and our vertical, in-line, continuous process production system may allow us to take advantage of economies of scale and accelerate development cycles, enabling possible further reductions in our manufacturing costs per watt. As we introduce planned manufacturing efficiency gains, we anticipate our per watt production costs to fall from initially $1.58 in 2008 to approximately $1.19 per watt by 2011. We believe this pricing will continue to be significantly less than the costs of crystalline silicon solar modules. As we mature and integrate new cell designs and materials, we believe the opportunity exists to drive cell performance above 8% and deliver wholesale costs per watt approaching $1 per watt or less.

Stable Material Availability.  Our planned operations are not impacted by the current shortage of polysilicon (a key raw material for conventional non thin film solar module products) that is affecting most of our competitors through higher costs and limited availability. The key raw materials to be used in our solar module design are low iron tempered glass, high purity industrial gases such as argon, nitrogen, hydrogen, silane and germane, and extruded aluminum for module framing with polymer materials employed in the encapsulation for weather proofing. We believe we have adequate sources for the supply of these key raw materials and components for our manufacturing needs and in most instances, have selected multiple source suppliers. As we begin to scale manufacturing efforts, we may single out certain key suppliers to enhance efficiency, cost and quality. The cost of certain raw materials may rise over the next several years and we intend to actively manage these costs through purchasing strategies, product design, and operating improvements.

Non-Toxic Finished Product.  The design of our amorphous solar module transfers no heavy metals or toxic compounds in the finished product. Conventional polysilicon solar modules contain lead based cell interconnections and thin films such as cadmium telluride (CdTe) and copper indium gallium selenide (CIGS) contain toxic materials in the finished product.

Large Area, High Power Delivery Module Design.  Our intent and execution plan is to work on establishing the most efficient way to deliver a commercially viable solar module at competitive price points as opposed to focusing strictly on how to increase energy conversion efficiencies of the solar cell. Our solar module is based on established module designs and well known manufacturing processes necessary to deliver a large area, TFPV module producing what we believe to be nearly twice the rated power delivery per module of other thin film offerings. We believe this design will require fewer solar panels per installation compared to the use of other thin film systems, thereby reducing the overall costs associated with mounting, installation, wiring and interconnection of fewer parts and pieces.

Knowledgeable System Component Vendor Base.  Amorphous TFPV benefits from nearly thirty years of process development and research, which has produced a knowledgeable and experienced vendor base. These vendors provide access to improved semiconductor device technologies resulting in improvements to manufacturing processes in related areas such as thin film transistors, memory devices, and high performance opto-electric coatings. We have engaged a select group of these vendors and established a primary and secondary vendor for each major system component.

Certifications

We have selected components for use in our TFPV solar module that have previously been tested by Underwriters Laboratories (UL) and approved for use in the manufacture of solar modules. We plan to submit these materials, and a full scale working sample of our TFPV module, to UL for the purpose of receiving UL certification 1703 in the 2008 period. Upon completion of initial module production capabilities we plan to submit modules for participation in laboratory and field tests with the National Renewable Energy Laboratory, the Fraunhofer Institute for Solar Energy.

We plan to work to achieve and maintain all certifications required to sell solar modules in the markets we plan or expect to serve, including UL 1703, IEC 61646, TÜV Safety Class II and CE.

Planned Manufacturing Capacities

Production Line Features

The core feature of our plan revolves around the design of an efficient mass production system. The design utilizes an in-line vertical glass coating system processing two balanced and independent lines simultaneously. This design incorporates material handling, cell deposition, laser segmentation, cleaning, and module packaging functions necessary to convert an inexpensive piece of 100cm X 160cm sheet glass into a complete solar module in less than three hours. Our process uses only a fraction of the semiconductor material that would be necessary to produce crystalline silicon solar modules.

Phased Production Build Out and Planned Capacities

In the 2008 calendar year, we anticipate completing the assembly and installation of a small scale baseline production system and initiating construction of our first full scale 25 MW system. We further anticipate that the baseline production system will generate limited solar module production in 2008 for use in fueling our sales channel and establishing product recognition for larger quantity sales in 2009. We anticipate completing the assembly of and commissioning our first 25MW line between December 2008 and January 2009. Near the end of the 2008 calendar year, we plan to launch the build-out of the first of three additional 25 MW systems necessary to eventually bring our capacity to 100MW. Barring assembly delays, the first of these lines is slated to come on-line in November 2009, the second in January 2010, and the final 25MW in March 2010. We intend to use the balance of the 2010 year to continue to work to improve system utilization, add shifts, and increase module yields to bring our production to peak capacities of 100MW or more of annualized solar module production. To complete each new production line, we plan to use a systematic replication process that is designed to enable us to add production lines rapidly and efficiently, and achieve operating metrics that are comparable to the performance of our initial 25MW system.

Production Line Planned Utilization and Production Costs

Each system, or line, has an estimated annualized initial module production capacity of approximately 25 megawatts, “MW” per annum, based on an initial 58% system utilization (the percentage of system utilization in each 7 day by 24 hour period) and 80% yield (the percentage of product meeting saleable specifications). We plan to ramp-up system utilization and yield to industry standards of 80% & 85% respectively over the course of the first full year of production in 2009, thereby increasing total production capacities per line to an anticipated 33MW. Initial per watt production costs during ramp-up of operations in the 2009 period are anticipated to be $1.58 per watt. As we improve system utilization and production yield in 2009, we anticipate our production costs will lower to $1.38 in 2010 and $1.19 in 2011. By continuing to expand production and improve solar energy conversion efficiencies and manufacturing processes, we believe we can further reduce our manufacturing costs per watt and improve our cost advantage over traditional crystalline silicon solar module manufacturers.

At present, the majority of our operations development efforts for the period ending September 2008 and the foreseeable future thereafter will focus on establishing and expanding facilities necessary to manufacture our TFPV solar modules for commercial sale. Areas of specific focus and capital expenditures include:

(a)	Lease and preparation of facilities necessary to house and operate, at minimum, our first of four proposed 25MW manufacturing lines; and
(b)	Establishment of a baseline production system to produce full size (100cm × 160cm) sample modules; and
(c)	The placement of orders with select vendors for the core and sub-system components necessary to begin assembly leading to the commissioning of the first of four proposed 25MW manufacturing lines; and
(d)	Continued R&D efforts to establish enhanced solar cell deposition methods and reduce manufacturing costs.

The purpose of these ongoing investments is to first establish a base TFPV solar module manufacturing infrastructure necessary to produce approximately 25MW of annualized solar module production, and second, to establish a replication process designed to enable us to add the balance of our proposed three additional production lines as rapidly and efficiently as possible.

The following chart summarizes our planned initial production capacity and installation timing:

Manufacturing Facility	Number of Production Lines	Initial Annualized Solar Modules*	Initial Annualized Watts*	Anticipated System Commissioning Date
1st line	1	190,000	25MW	Dec 2008
Addition of 2nd line	1	190,000	25MW	Nov 2009
Addition of 3rd line	1	190,000	25MW	Jan 2010
Addition of 4th line	1	190,000	25MW	Mar 2010
Total Planned	4	760,000	100MW

*	Annualized solar module production rates are based on an initial system utilization rate of 58% (the percentage of system utilization in each 7 day by 24 hour period) and 80% yield (the percentage of product meeting saleable specifications). We plan to ramp-up system utilization and yield to industry standards of 80% & 85% respectively over the course of the first full year of production of each system.

We anticipate that due to normal production variables we will produce on average marketable solar modules ranging from between 115 to 130 watts each.

Sales and Marketing

Driving our solar module manufacturing plan is what we believe to be the ability to capitalize on long term growth in solar spurred by increasing electrical energy costs and demand. Large markets are developing for commercial operators of private solar farms, utilities meeting green mandates, government subsidized installations, and operators of large commercial and industrial properties. These projects represent large installations typically approaching 1MW or more.

Solar systems installers looking to satisfy the module needs of these large and long term projects are looking for opportunities to secure access to modules supplies. We believe that the design and performance of our solar module is ideally suited for use in these project types, and we further believe that our module production capacities can be pre-sold well into the future.

Target Markets

Our primary target markets for our TFPV solar modules will be applications for On-Grid (facilities tied to conventional power distribution infrastructure) application of 1MW in size and above. Typical applications and buyers would include:

•	Solar Farms
—	License Holders in Germany, Spain & Canada
—	US installers servicing commercial and utility scale installations
•	Government Agencies (DOD)
—	Bureau of Land Management
—	Department of Defense
•	Power Purchase Agreements
—	Renewable Ventures
•	Utility Companies
—	Meeting Green Mandates
•	Large Commercial Installations

Pricing

Our analysis made in predicting the anticipated sales per watt for module production in the years 2009, 2010, and 2011 was based on several factors. These factors included a review of pricing of both crystalline and thin film per watt sales trends for the previous several years including 2007 pricing trends. Trends were primarily derived from pricing surveys conducted by interviews and an industry watch firm named SolarBuzz.com. The following pricing of both crystalline and thin film for September 2007 was produced by SolarBuzz.com:

“The lowest retail price for a multicrystalline solar module is $4.11 per watt (€3.00 per watt) from a US retailer. The lowest retail price for a monocrystalline module is $4.30 per watt (€3.14 per watt), also from a US retailer.” And “The lowest thin film module price is at $3.49 per watt (€2.55/Wp) per watt from a European retailer. As a general rule, it is typical to expect thin film modules to be at a price discount to crystalline silicon (for like module powers). This thin film price is represented by a 60 watt module.”

The pricing in the thin film category represents modules below 100 watts of stated peak power. Specifically, modules producing total peak power of only 60 watts were priced lowest at $3.49 per watt.

XsunX determined that a key driver in the lower price point for most thin film in relation to crystalline modules was the discount value assigned to the lower total power output per module requiring more modules per installation. As an example, if a 10kW project were to employ the use of 65 watt cadmium telluride

(CdTe) or copper indium gallium selenide (CIGS) modules as opposed to 125 watt amorphous silicon (a-Si) modules, the required number of modules necessary for installation would be approximately 70 more units. Additional units may also be necessary to compensate for thermal coefficient performance loss of a CdTe or CIGS solar cell resulting in power production loss from heat at normal operating temperatures*. In our estimate, this may bring the total number of additional units to an excess of 70 more 65 watt modules for the same project than with the use of a 125 watt amorphous module. To an installer/integrator, the use of more modules would increase overall balance of systems (BOS) cost due to increased labor, mounting hardware, and interconnection cost. We believe that integrators may demand lower per watt price points for certain modules over others as a result of these additional system costs.

In developing price points for the XsunX ASI-120 module, we determined that the rated power output of our device struck a balance between higher energy density crystalline modules and the lower power 60 to 75 watt products offered by other TFPV manufactures such as First Solar, Sharp, and ECD. The following chart reviews our factory per watt pricing assumptions based on integrator interviews, industry publications, and our manufacturing cost assumptions.

Period	Crystalline	Thin-Film < 100 watt	XsunX Thin Film > 120 watt
2009	$3.25	$2.25	$2.60
2010	$3.00	$2.00	$2.40
2011	$2.90	$1.75	$2.00

* NOTE: Solar technologies such as silicon wafer, CdTe, and CIGS exhibit performance loss due to heat. While the factory rated “Peak” power is determined at 25 degrees centigrade, real world operating temperatures average 65 degrees centigrade. This potential 40 degree increase can affect different solar technologies in varying percentages of approximately ¼ to ½ percent per degree in conversion efficiency. This results in an approximate reduction in efficiency at the “Peak” period (noon) of about 10% to 20%. To place this in perspective, a 100 watt module (silicon wafer, CdTe, CIGS) would deliver approximately 90 to 80 watts of power during the peak periods while operating at 65 degrees centigrade. Amorphous silicon does not experience the same degree of performance degradation, realizing only about 3% or less performance loss.

Sales & Distribution

In anticipation of commercial production, we have developed a pre-sales reservation program, based upon the solar module manufacturing industry’s policy of pre-selling manufacturing capacity to system installers and large users of solar. This is intended to aid in building a sales channel, loading that channel with customers interested in purchasing our future module production, and developing brand presence and recognition as early as possible. The program enables qualified, interested parties to specify the amount of solar module capacity they anticipate purchasing at favorable per watt pricing. As of the date of this report, we have signed reservation agreements with solar system integrators indicating interest in over 100MW of production in calendar 2008, 2009, 2010. Our agreements provide for the payment of a 5% deposit based on the 2009 calendar year purchase commitment either prior to, or not later than, 30 days after the delivery by XsunX to the reserving party of commercial samples for evaluation. The information in this paragraph is designed to summarize the general terms of the pre-sales reservation program and market opportunities. It is not intended to provide guidance about our future operating results, including revenues or profitability.

Product and Technology Development

Since our initial reorganization in October 2003 through the second period ended March 2007, we have focused the majority of our operational budgets towards the development of technological infrastructure, research and development of solar cell device types and manufacturing techniques, and the licensure of certain patented and patent pending technologies related to solar cell devices and manufacturing techniques. We focused on the solar cell structure and thin film manufacturing processes for amorphous and microcrystalline materials. The primary business purpose for these efforts was to establish intellectual property and “know how” that could be sold and/or licensed to third parties for use in the development of their respective solar product businesses. Over this period, we committed approximately $4,069,981 towards the above product and technical “know how” development.

In March 2007, we re-evaluated our business development and technology plans and launched efforts to prepare a plan to grow XsunX through the manufacturing and sales of TFPV solar modules. Our proposed expansion into solar module manufacturing required that we develop additional technical expertise in the areas of large area cell integration and packaging techniques necessary to produce commercially viable solar modules. Between March 2007 and the period ended September 30, 2007 we focused on the development of a TFPV solar module design, an integrated manufacturing and assembly line, attracting government incentive programs to offset start-up and initial operations costs of our proposed facilities, and the qualification of systems and material vendors to supply the manufacturing equipment and materials necessary to establish and operate our proposed manufacturing facilities.

We anticipate that for the foreseeable future the core of our operations and efforts will focus on the establishment of TFPV solar module manufacturing capabilities. Separately, we continue to explore opportunities with parties interested in the licensing and cooperative commercial development and use of our semi-transparent TFPV technologies.

The Company continues to develop additional processes, techniques, and device designs. These research and development efforts may provide the Company with additional proprietary technology that may lead to the filing of new provisional and patent applications.

Intellectual Property

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

XsunX licensed the patent and technology portfolio of MVSystems, Inc., a Colorado corporation (“MVSystems”) in September 2004 and then later expanded our use rights under the license in October 2005. The patents acquired were Semiconductor Vacuum Deposition System And Method Having A Reel-To-Reel Substrate Cassette: US6, 258,408 B1: July 10th, 2001 (Method of Fabrication); and US Provisional Patent Application serial number 60/536,151- three terminal and four terminal solar cells, solar cell panels, and method of manufacture (Device and Method of Fabrication). The license granted XsunX the royalty free exclusive rights for use by XsunX in its pursuit to establish a commercially viable process for the manufacture of TFPV solar cells and accordingly, included all MVSystems technology, know how, and resources which are part of or related to the licensed patents and technology that was then or may become applicable or beneficial to the furtherance of the business objectives of XsunX in the future. The license was exclusive as to technology pertaining to the XsunX field of use as it pertains to the business of developing, commercializing and licensing processes for the manufacture of solar cells or photovoltaic technologies.

Effective January 1, 2007 we entered into a cooperative development agreement with Sencera, LLC for the licensure and development of a Sencera patent pending plasma source for use in the manufacture of deposited thin-film solar cells. Under the terms of the agreement, XsunX and Sencera entered into a Technology Development and License Agreement, providing for a phased program to further develop and proof the Sencera plasma source for use in the manufacture of deposited thin-film solar cells. In connection with the agreement, Sencera issued XsunX a seven (7) year royalty based license that provides XsunX with exclusivity in the area of the XsunX field of use as claimed in U.S. Patent No. 6,180,871; 6,320,117; 6,509,204; 6,488,777; 6,258,408; 6,472,622; and (b) as claimed in U.S. Provisional Application No. 60/536,151; and (c) for use in semi-transparent photovoltaic devices, multi-terminal photovoltaic devices, and cassette-based roll-to-roll manufacturing equipment.

The Company continues to develop additional processes, techniques, and device designs. These research and development efforts may provide the Company with additional proprietary technology that may lead to the filing of new provisional and patent applications.

Company History

XsunX is a Colorado corporation formerly known as Sun River Mining Inc. (“Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Pursuant to the Plan, the Company acquired the following three patents from Xoptix, Inc., a California corporation for Seventy Million (70,000,000) shares of common stock (post reverse split one for twenty): No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003.

Pursuant to the Plan, the Company authorized the issuance of 110,530,000 (post reverse split) common shares. Prior to the Plan the Company had no tangible assets and insignificant liabilities. Subsequent to the Plan, the Company completed its name change from Sun River Mining, Inc. to XsunX, Inc. The transaction was completed on September 30, 2003.

Government Contracts

There are no government contracts at this time.

Competitive Conditions

Currently, management is aware of other amorphous silicon and thin film products similar to those proposed for manufacture by us on the market. Although similar in respect to the operation and use of these technologies, the Company believes the design of our large area TFPV solar module delivering 125 watts of DC power provides marketable improvements over other thin film products offering less total power output per module technologies. We believe our design will require fewer TFPV solar panels per installation compared to the use of other thin film systems, thereby reducing the overall costs associated with mounting, installation, wiring, and interconnection of fewer parts and pieces.

However, a number of solar cell technologies have and are being developed by other companies. Such technologies include amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), and copper indium diselenide as well as advanced concepts in thin film crystalline silicon, and the use of organic materials. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may be offered in formats delivering power similar or greater to our design, and they may also achieve manufacturing costs per watt lower than our cost per watt to manufacture a TFPV solar module.

In accessing the principal competitive factors in the market for solar electric power products, we use price per watt, stability and reliability, conversion efficiency, diversity in use applications, and other performance metrics such as scalability of manufacturing processes and the ability to adapt new technologies into cell designs and the manufacturing process without antiquation of existing infrastructure. If we do not compete successfully with respect to these or other factors, it could materially and adversely affect our business, results of operations, and financial condition.

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The five largest TFPV cell suppliers are Q-Cells Shell Solar, Sharp Corporation, BP Solar, Kyocera Corporation, First Solar, and Energy Conversion Devices, which together supply the significant portion of the current TFPV market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do.

Other competitive factors lie in the current use of other clean, renewable energy technologies such as wind, ocean thermal, ocean tidal, and geo-thermal power sources and conventional fossil fuel based technologies for the production of electricity. We expect our primary competition will be within the solar cell marketplace itself. Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates, the design of efficient and scalable manufacturing processes, and access to necessary manufacturing infrastructure.

Compliance with Environmental Laws and Regulations

The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, compliance with these regulations by the Company has had no material effect on the Company’s operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

Employees and Consultants

The Company is a development stage company and as of September 30, 2007 had 6 salaried employees. This represents an increase of 1 employee over the same period ended 2006. The Company also engages several consultants to perform specific functions that otherwise would require an employee. The Company projects that during the next 12 months the Company’s workforce is likely to increase to 22, with 2 of the new employees being in Administrative, 2 in Marketing and Sales positions, 5 Scientific and Technical positions, 4 in Manufacturing Technicians, and 3 in Administrative Support. In addition to the anticipated retention of new employees the Company expects to expand its use of strategic relationships to leverage industry expertise in areas of design, systems automation, manufacturing and assembly to augment product commercialization time lines and the delivery of technologies. The Company may find a need to engage additional full-time employees as necessary.

Scientific Advisory Board

In September 2004 the Company established the XsunX Scientific Advisory Board to attract qualified specialists from the fields of material and device engineering. During the fiscal year 2007, the membership of the advisory board was enhanced to reflect the current operational status of the Company. It is anticipated that panel members will be engaged for a period of two years. The qualifications and biographical information for the members of the panel are as follows:

Dr. John J. Moore — Chairman Scientific Advisory Board

Dr. John J. Moore is a Materials Scientist who currently holds the position of Trustees’ Professor and Head of Department of Metallurgical and Materials Engineering at the Colorado School of Mines. Dr. Moore is also Director of the interdisciplinary graduate program in Materials Science and Director of the Advanced Coatings and Surface Engineering Laboratory, ACSEL, at the Colorado School of Mines in Golden. He has been at the Colorado School of Mines since 1989.

Dr. Moore was awarded a B.Sc. in Materials Science and Engineering from the University of Surrey, UK, in 1966, a Ph.D. in Industrial Metallurgy from the University of Birmingham, UK, in 1969, and a D.Eng. from the School of Materials of the University of Birmingham, UK, in 1996. Dr. Moore worked as a Student Apprentice at Stewarts and Lloyds Ltd., UK, from 1962 to 1966, and as Manager of Industrial Engineering and Production Control at Birmid-Qualcast Industries Ltd., UK, the largest die casters in Europe at the time, from 1969 to 1974.

Prior to his appointment at the Colorado School of Mines, Dr. Moore served as Professor & Head, Department of Chemical and Materials Engineering, University of Auckland, New Zealand, from 1986 to 1989; Professor of Metallurgical Engineering at the University of Minnesota, USA, from 1979 to 1986, and Senior Lecturer of Chemical Metallurgy at Sandwell College, England, from 1974 to 1979.

Dr. Moore has published more than 500 papers in materials science and engineering journals, holds 13 patents, and has been the author or co-auth or editor of 9 books. Dr. Moore is a Fellow of the Institute of Materials (UK), a Fellow ASM International, a Fellow of the American Ceramic Society, and a Chartered Engineer, (C.Eng.), in the UK. Dr. Moore is also an Honorary Professor and has been awarded an Honorary Doctorate from the Moscow State Institute of Steels and Alloys, Russia.

Dr. Richard K. Ahrenkiel, Member Scientific Advisory Board

Richard K. Ahrenkiel is currently a Research Professor of Metallurgical and Materials Engineering at the Colorado School of Mines in Golden, Colorado. He is also a Consultant and Research Fellow Emeritus at the National Renewable Energy Laboratory (NREL), (formerly the Solar Energy Research Institute) Golden,

Colorado, where he worked from 1981 to 2005. He became a Research Fellow at NREL in 2000. His area of specialization is the measurement and characterization of photovoltaic cells and materials. He also works in photovoltaic device design and modeling. He received a B.S. degree in Engineering Physics and the M.S. and Ph.D degrees in Physics at the University of Illinois, Urbana. He joined the staff of the Research Laboratories of the Eastman Kodak Company. From 1972-76, he worked on the newly founded electronic photography project using silicon charge coupled devices as sensing elements. He joined Laser Division of the Los Alamos National Laboratory in 1976 (then LASL), and in 1978, he became a Group Leader in the Electronics Division of LANL. He is a Fellow of the American Physical Society, the Institute of Electrical and Electronic Engineers (IEEE), the American Vacuum Society, and the Optical Society of America.

Edward T. Yu, Member Scientific Advisory Board

Edward T. Yu is currently Professor of Electrical and Computer Engineering at the University of California, San Diego (UCSD). He received his A.B. (summa cum laude) and A.M. degrees in Physics from Harvard University in 1986, and his Ph.D. degree in Applied Physics from the California Institute of Technology in 1991. From 1986 to 1989 he was a National Science Foundation Doctoral Fellow, and from 1989 to 1991 he was an AT&T Bell Laboratories Ph.D. Scholar, holding both appointments at Caltech. From 1991 to 1992 he was a Postdoctoral Fellow at the IBM Thomas J. Watson Research Center in Yorktown Heights, NY. From 1992 to 1996 he was Assistant Professor of Electrical and Computer Engineering at UCSD, and from 1996 to 1998 he was Associate Professor. He has held his current appointment as Professor since 1998. Dr. Yu also serves currently as a member of the DARPA Defense Sciences Research Council.

At UCSD Professor Yu directs a research laboratory concerned generally with the characterization, understanding, and application of physical phenomena and of solid-state material and device properties at nanometer to atomic length scales. Current research interests in his group include III-V nitride heterostructure materials and device physics; scanning probe characterization of advanced electronic materials and devices; solid-state nanoscience and nanotechnology; and photovoltaics and other technologies for energy generation. The results of his research have been reported in over 120 refereed journal publications and over 175 conference and seminar presentations.

Dr. Michael A. Russak, Member Scientific Advisory Board

Dr. Michael A. Russak has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. He is also currently the Executive Director of IDEMA-U.S. (the hard disk drive industry trade association) and a member of the Board of Directors and Scientific Advisory Board of XsunX, Inc. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

Available Information

Our website address is www.xsunx.com. We make available on our website access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports that we have filed with the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating XsunX and our business. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Accordingly, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We have not generated any significant revenues and may never achieve profitability.

We are a development stage company and, to date, have not generated any significant revenues. From inception through September 30, 2007, we had an accumulated deficit of $10,197,938. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We expect that we will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to install our initial 25MW per annum production capacity, and financing may be unavailable or available only on disadvantageous terms.

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company (“Fusion Capital”). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million. See Item 9B: Other Information, “Sale of Unregistered Securities and Financing Agreement”.

There can be no assurance that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired.

We are working to establish our manufacturing capacity for TFPV products in order to meet anticipated demand, and our revenues and profits will depend upon our ability to successfully complete our initial 25MW of manufacturing capacity and then to sell our TFPV products at volumes to match our available production capacity.

We are working to establish initial manufacturing capacity of 25MW per annum and plan to expand manufacturing capacity to 100MW per annum by 2010. This plan includes adding a new facility in Oregon. We will be installing and testing the equipment for this manufacturing facility internally and through third parties. We may experience delays, additional or unexpected costs and other adverse events in connection with our projects, including those associated with the equipment we purchase from third parties. Additionally, there can be no assurance that market demand will absorb our manufacturing capacity or that our marketing capabilities will be successful. As a result, we may not be able to realize revenues and profits based upon the expected capacity, or we may experience delays or reductions in these revenues and profits, and our business could be materially adversely affected.

Continued research and development efforts will be required to improve or maintain competitiveness of our products, and there can be no assurance that such efforts will be successful.

There can be no assurance that such research and development efforts will be successful or that we will be able to develop commercial applications for our products and technologies. Further, the areas in which we are developing technologies and products are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If future products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, the commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept our products once commercial-scale manufacturing has been achieved.

There can be no assurance that products based on our technologies will be perceived as being superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for products based on our technologies may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products based on our technologies will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become noncompetitive.

We will be competing with firms, both domestic and foreign, that perform research and development, as well as firms that manufacture and sell solar products. In addition, we expect additional potential competitors to enter the markets for solar products in the future. Some of these current and potential competitors are among the largest industrial companies in the world with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

The loss of strategic relationships used in the development of our products and the systems and components to our planned 25MW manufacturing system could impede our ability to complete our product and/or our initial manufacturing system and result in a material adverse effect causing our business to suffer.

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide systems design, assembly and support. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of a limited number of skilled managers, scientists and technicians. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.

Raw material costs could impact our cost of goods and our ability to successfully develop our products and technologies.

Higher costs for certain raw materials and commodities, principally glass, resin-based polymers and industrial gases, as well as higher energy costs, could negatively impact our cost of operations. While we have developed strategies to mitigate or partially offset the impact of higher raw material, commodity and energy costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. As part of our planned research and development activities, we are attempting to reduce costs through improved automation and substitution strategies. There can be no assurances that we will succeed in these future cost-reduction efforts, which may be essential for the continued development of our competitive presence.

Indemnification of Officers and Directors.

The Colorado Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

Director’s Liability Limited.

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

Effective Internal Controls.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We also expect the new regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our board of directors (particularly to serve on an audit committee) and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then we may be unable to continue to have our common stock traded on the Over the Counter Bulletin Board and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

The following risks relate principally to our common stock and its market value:

Our Common Stock is deemed a low-priced “Penny” stock, therefore an investment in our Common Stock should be considered high risk and subject to marketability restrictions.

Since our Common Stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the Common Stock rises above $5.00 per share, if ever, trading in our Common Stock is subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell our Common Stock and may affect the ability of holders to sell their Common Stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

No Foreseeable Dividends.  We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Limited Public Market.  There is only a limited public market for the Company’s common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Stock Volatility.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

Item 1B. Unresolved Staff Comments

(None)

Item 2. Properties

As of September 30, 2007 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for approximately $3,800 per month.

In April 2006 the Company entered into a three year lease for technical and marketing operations facilities in Golden, CO. The Company provided a $2,615 security deposit and expensed $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $905 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities.

Annual Rent Schedule	Rate/sf	Annualized Rent	Monthly Rent
7/1/06 – 6/30/07	$6.75	$20,250.00	$1,687.50
7/1/07 – 6/30/08	$6.95	$20,850.00	$1,737.50
7/1/08 – 6/30/09	$7.16	$21,480.00	$1,790.00

The Company owns no real property.

To support the Company’s plans to prepare TFPV solar module manufacturing capabilities, we plan to lease suitable facilities of approximately 60,000 to 75,000 square feet in the 2008 fiscal year. We have selected the area surrounding the Portland, Oregon area as the location of our facilities and we are working to complete site selection and lease negotiations.

Item 3. Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we are currently not aware of nor have any knowledge of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Effective March 23, 2007 XsunX entered into a binding letter of intent (“LOI”) with a manufacturer (the “Seller”) of photovoltaic products for the purchase of certain net assets of the manufacturer for the amount of five million dollars ($5,000,000) USD in a cash transaction. On or about April 27, 2007 the Company was notified by the Seller of a change in direction and decision not to complete the sale of assets under the LOI agreement. XsunX filed a complaint (“Lawsuit”) against the Seller and related entities in the United States District Court for the District of Massachusetts on May 10th, 2007, alleging breach of contract and other claims. On August 23, 2007 the Seller and XsunX entered into a settlement agreement (“Settlement”). The Settlement became effective upon the transfer by the Seller to XsunX of one million one hundred thousand dollars USD ($1,100,000) on August 27, 2007. Upon the effectiveness of the Settlement counsel for each of the parties filed with the United States District Court for the District of Massachusetts a Stipulation of Dismissal with Prejudice thereby dismissing the Lawsuit with prejudice. Each of the parties has unconditionally and irrevocably released, waived, and forever discharged each other from claims related to the LOI and the Lawsuit.

In December 2006, the Company entered into a settlement agreement with a service provider in which the service provider returned to the Company 150,000 of the 300,000 shares of common stock issued to the service provider in the period ended March 31, 2005. The shares were originally issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The returned shares were received and cancelled effective January 2007. As a result of the return and cancellation of these shares, the Company recorded a credit to expenses in the amount of $12,000 and a debit to paid in capital of $12,000 for the period ending March 31, 2007. The $12,000 represents one half of the monetary value expensed by the Company in the period in which the shares were issued.

Item 4. Submission of Matters to a Vote of Security Holders

None in the period ended September 30, 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX.” The range of high, low and close trade quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

Year Ended September 30, 2007	High	Low	Close
First Quarter ended December 31, 2006	0.68	0.34	0.38
Second Quarter ended March 31, 2007	0.64	0.40	0.49
Third Quarter ended June 30, 2007	0.51	0.41	0.42
Fourth Quarter ended September 30, 2007	0.44	0.30	0.39
Year Ended September 30, 2006
First Quarter ended December 31, 2005	0.59	0.53	0.58
Second Quarter ended March 31, 2006	2.24	2.08	2.13
Third Quarter ended June 30, 2006	1.06	1.04	1.05
Fourth Quarter ended September 30, 2006	0.55	0.52	0.54

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of September 30, 2007, there were approximately 1,456 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2007, there were approximately 157,919,858 shares of common stock outstanding on record with the Company’s stock transfer agent, Mountain Share Transfer. On September 30, 2007 the last reported sales price of our common stock on the OTCBB was $.39 per share.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On January 5, 2007, the Board of Directors of XsunX resolved to establish the Company’s 2007 Stock Option Plan to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. A total of 20,000,000 shares of common stock are authorized under the plan.

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2007, the board of directors authorized the grant of options to purchase an aggregate of 2,200,000 shares of the Company’s common stock of which 1,950,000 remain authorized. The options are exercisable at prices ranging from $.41 to $.53 per share, and expire at various times through August 2012.

Consulting Incentive Options: In connection with entering into a Consulting and Advisory Agreement effective January 26, 2007 with Dr. John Moore for two years service as Chairman of the Company’s Scientific Advisory Board, the Company issued to Dr. Moore 150,000 options under the terms of a Stock Option Agreement, with an exercise price of $.46 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of April 26, 2007. Thereafter, the Option shall vest become exercisable at the rate of 18,750 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Jeff Huitt for two years service as Chief Financial Officer, the Company issued to Mr. Huitt 500,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 50,000 shares upon the First Vesting Date of April 1, 2007. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.
(b)	This Option shall also become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Robert Wendt for two years service as Vice President of Engineering, the Company issued to Mr. Wendt 500,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 50,000 shares upon the First Vesting Date of April 1, 2007. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.
(b)	This Option shall also become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Kurt Laetz for two years service as Vice President of Sales, the Company issued to Mr. Laetz 250,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As of September 30, 2007 Mr. Laetz no longer worked for the Company and the above referenced option grant was terminated and the available options were returned to the pool of available options under the XsunX 2007 Stock Option Plan.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Joseph Grimes for two years service as Chief Operating Officer, the Company issued to Mr. Grimes 500,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 50,000 shares upon the First Vesting Date of April 1, 2007. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.
(b)	This Option shall also become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

Consulting Incentive Options: In conjunction with entering into a Consulting and Advisory Agreement effective February 22, 2007 with Dr. Edward Yu for two years service as a member of the Company’s Scientific Advisory Board, the Company issued to Dr. Yu 100,000 options under the terms of a Stock Option Agreement, with an exercise price of $.53 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of May 23, 2007. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Consulting Incentive Options: In conjunction with entering into a Consulting and Advisory Agreement effective April 23, 2007 with Dr. Richard Ahrenkiel for two years service as a member of the Company’s Scientific Advisory Board, the Company issued to Dr. Yu 100,000 options under the terms of a Stock Option Agreement, with an exercise price of $.45 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of July 24, 2007. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Consulting Incentive Options: In conjunction with entering into a Consulting and Advisory Agreement effective August 28, 2007 with Dr. Michael Russak for two years service as a member of the Company’s Scientific Advisory Board, the Company issued to Dr. Russak 100,000 options under the terms of a Stock Option Agreement, with an exercise price of $.41 per share. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of November 29, 2007. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2007, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2005, 2006 and 2007 is as follows:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Accrued Options/ Warrants Exercisable	Weighted- Average Exercise Price
Outstanding, September 30, 2004	8,000,000	$0.15	5,500,000	$0.15
Granted 2005	7,125,000	$0.17	6,708,334	$0.17
Exercisable from 2004 in 2005	—		1,200,000	0.15
Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16
Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised 2006	(4,375,000)	$0.48	(4,375,000)	$0.48
Exercised from 2004 in 2006	(100,000)	$0.15	(100,000)	$0.15
Exercised from 2005 in 2006	(6,375,000)	$0.17	(6,375,000)	$0.17
Exercisable from 2004 in 2006	—		300,000	$0.15
Exercisable from 2005 in 2006	—		300,000	$0.20
Outstanding, September 30, 2006	16,262,000		8,701,334
Granted 2007	1,950,000	$0.46	554,167	$0.46
Exercised 2007	—		—
Exercised from 2004 in 2007	(900,000)	$0.15	(900,000)	$0.15
Exercised from 2005 in 2007	—		—

	Number of Options/ Warrants	Weighted- Average Exercise Price	Accrued Options/ Warrants Exercisable	Weighted- Average Exercise Price
Exercised from 2006 in 2007	—		—
Exercisable from 2004 in 2007	—		—
Exercisable from 2005 in 2007	—		116,666	$0.20
Exercisable from 2006 in 2007	—		296,000	$0.51
Outstanding, September 30, 2007	17,312,000	$0.33	8,768,167	$0.22

At September 30, 2007, the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price
$ 0.15	7,000,000	$0.15	1.9	6,000,000	$0.15
$ 0.20	750,000	$0.20	0.3	750,000	$0.20
$ 0.25	7,000,000	$0.25	3.0	1,000,000	$0.25
$ 0.41	100,000	$0.41	4.9	4,167	$0.41
$ 0.45	100,000	$0.45	4.6	20,833	$0.45
$ 0.46	1,650,000	$0.46	4.3	500,000	$0.46
$ 0.51	500,000	$0.51	3.8	352,000	$0.51
$ 0.53	100,000	$0.53	4.4	29,167	$0.53
$ 1.69	112,000	$1.69	3.5	112,000	$1.69
	17,312,000			8,768,167

Sales or Transactions of Securities

The authorized capital stock of the Company was established at 500,000,000 shares with no par value.

In the fiscal year ended September 30, 2005, the Company issued a total of 9,818,631 shares of common stock as follows: 6,735,137 shares of common stock were issued pursuant to Regulation S promulgated under the Securities Act, raising gross proceeds of $531,396; 474,231 shares of common stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, for consulting services valued at $40,000; and 2,609,263 shares of common stock were issued pursuant to an exemption under Section 4(2) of the Act, in connection with the sale of an $850,000 secured convertible debenture by the Company.

In the fiscal year ended September 30, 2006, the Company issued a total of 33,293,217 shares of common stock as follows: 33,120,851 shares of common stock registered pursuant to an effective registration statement were issued pursuant to the conversion of secured convertible debentures, raising gross proceeds of $9,294,133; 72,366 shares of common stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, for consulting services valued at $31,500; and 100,000 shares of common stock were issued pursuant to an exemption under Section 4(2) of the Act, in connection with the exercise of 100,000 warrants bearing an exercise price of $.15 each.

The following represents a detailed analysis of the 2007 capital stock transactions.

In December 2006, the Company entered into a settlement agreement with a service provider in which the service provider returned to the Company 150,000 of the 300,000 shares of common stock issued to the service provider in the period ended March 31, 2005. The shares were originally issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The returned shares were received and cancelled effective January 2007. As a result of the return and cancellation of these shares, the Company recorded a credit to expenses in the amount of $12,000 and a debit to paid in capital of $12,000 for the period ending March 31, 2007. The $12,000 represents one half of the monetary value expensed by the Company in the period in which the shares were issued.

In conjunction with the sale of convertible debentures in the amount of $850,000 and $5,000,000 in the fiscal periods ended December 31, 2005 and 2006 respectively, the Company issued and deposited into escrow 26,798,418 shares of common stock as part of a security structure for the above referenced obligations. As of September 30, 2006 the principal balance of the debentures had been reduced to $0.0. Subsequently the holder of the debentures provided the Company with a notice of release of its security interests and returned the security shares to the Company for cancellation. On January 18, 2007 the above shares were cancelled on the Company’s books.

Warrant Conversion — In September 2007, a consultant exercised the remaining 900,000 of the 1,000,000 $.15 cent warrants granted to the consultant in September 2004. The amount of $135,000 dollars was paid to XsunX by the consultant and 900,000 shares of unregistered common stock were issued. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities are used primarily to fund the product developments efforts and day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 6. Selected Financial Data

The following table below sets forth certain financial information derived from the Company’s audited consolidated financial statements for the periods and at the dates indicated.

In 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement and changed the name of the Company from Sun River Mining, Inc. to XsunX, Inc. Due to the Company’s change in primary focus in October of 2003 and the developing nature of the business opportunities, these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. The historical trends reflect this change of primary focus and the associated research and development period of the development stage company. This change in primary focus is the largest factor in the comparability of this information over time.

The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	Years Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005	Sept 30, 2004	Sept 30, 2003
Statement of Operations Data:
Net Sales	6,880	8,000	—	—	—
Research and Development Expense	435,534	949,472	501,423	129,493	—
Loan Fees	—	628,834	115,000	—	—
Warrant Expenses	325,303	951,250	—	1,200,000	—
Income(Loss) from Continuing Operations	(1,289,497)	(3,441,940)	(1,400,839)	(1,509,068)	(145,868)
Income(Loss) from Continuing Operations per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.02)
Cash Flow Data:
Net cash provided by (used in) operating activities	(843,416)	(1,942,278)	(1,049,650)	(236,630)	(27,372)

	Years Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005	Sept 30, 2004	Sept 30, 2003
Net cash used in investing activities	(1,822,942)	(2,099,736)	(191,995)	(12,267)	(3)
Net cash provided by financing activities	135,000	8,171,250	1,380,170	1,483,895	29,721
Balance Sheet Data:
Cash	1,773,748	4,305,105	175,869	37,344	2,346
Property Plant and Equipment, Net	499,868	397,626	165,831	2,270	—
Note Receivable	1,500,000	—	—	—	—
Marketable Prototype	1,765,000	1,765,000	—	—	—
Total Assets	5,742,260	6,859,464	441,684	72,114	2,349
Accounts Payable	259,652	582,161	78,377	89,030	—
Note Payable	—	—	850,000	1,225	—
Total Liabilities	312,688	588,699	974,233	96,163	—
Total Stockholders Equity (Deficit)	5,429,572	6,270,765	(532,549)	(24,049)	2,349
Long Term Obligations	—	—	—	—	—
Cash Dividends Declared per Common Share	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis or Plan of Operations

Cautionary and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Cautionary Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by the Company in 2006 and Form 10-KSB in 2005 and any Current Reports on Form 8-K filed by the Company.

Business Overview

XsunX is a thin-film photovoltaic (“TFPV”) company that intends to grow its business by manufacturing TFPV amorphous solar modules and selling them into what we believe is a high growth solar market opportunity. Our decision to pursue this strategy is based on our three years of research in the design and use of technologies for the manufacture of TFPV solar cells utilizing amorphous silicon. During this time we have developed the technical capabilities, qualified core staff, and market understanding that we believe will be necessary to establish product manufacturing infrastructure and take our product to market.

We have designed a 125 peak watt TFPV solar module utilizing glass substrates and a proprietary semiconductor manufacturing system which employs the design of a high-throughput, automated, continuous process to produce solar modules in commercial quantities. We believe that these key processes can deliver per watt costs significantly less than those of traditional crystalline silicon solar module manufacturers and allow us to market TFPV modules that will be highly competitive with other thin film offerings.

Our plan for growth is to build and operate a TFPV solar module manufacturing facility in the state of Oregon. Employing a phased roll-out of manufacturing capacities our baseline production system is scheduled for installation in mid calendar year 2008, the installation of our first 25MW line is scheduled near the end of calendar 2008, and the installation of our 4th 25MW line is scheduled for early 2010. In anticipation of commercial production, we have begun to market our TFPV solar module under the brand name of the XsunX ASI-120. Furthermore, we have successfully developed and implemented a pre-sales reservation program for system installers and large users of solar.

Markets

We believe the solar market represents a high growth opportunity nationally and internationally, both currently and into the foreseeable future. The global demand for electrical energy has experienced significant growth due to growth in populations and the economic vitality of emerging economies. This has created a growing need to diversify and establish new sources of electrical production, and we believe has created tremendous opportunities for growth in the solar market. Within the markets for solar products we anticipate that growth in demand for solar products based on TFPV technologies will out perform the balance of the solar market.

Macro growth drivers for solar energy production products include political support and government subsidies, high energy prices, technical progress having led to cost reductions in manufacturing techniques, and advantages over other renewable energy sources including:

•	Proven, commercialized and widely used solar technologies adapting to a host of applications
•	Negligible environmental impact
•	Reliability, little or no delivery risk
•	Maximum power generation coincides with peak energy demands
•	Potential for distributed point of use generation

Growth drivers that we believe may allow TFPV to outpace the balance of the solar market include:

•	Highly scalable and automated manufacturing processes
•	Lower material costs and fewer constraints to sufficient material supplies
•	Lower per watt production costs for solar cells and integrated solar modules

Driving our solar module manufacturing plan is what we believe to be the ability to capitalize on long term growth in solar spurred by increasing electrical energy costs and demand. Large markets are developing for commercial operators of private solar farms, utilities meeting green mandates, government subsidized installations, and operators of large commercial and industrial properties. These projects represent large installations typically approaching 1MW or more.

While we believe that the market conditions are excellent for all producers of solar products, we intend to deliver thin film solar products that provide extra value in performance and cost.

Products

Solar Modules

In designing our ASI-120 watt module, we interviewed solar systems integrators and developed a design that we believe provides for a module delivering high power output (relative to other thin films), and size and framing that would allow for the use of many existing mounting systems. In doing so, we believe our modules strike a balance between higher rated power silicon wafer modules and lower rated power thin film modules. Further, we believe the market will dictate retail installed pricing. Systems integrators will look to sell installed watts at market dictated prices, and after accounting for certain fixed installation costs inherent to each of the different solar technologies, they will drive pricing per watt for factory delivered modules to compensate for any added installation costs when using certain technologies.

We have focused on the development of thin film amorphous technologies and products due to what we perceive as inherent advantages of amorphous silicon over other solar absorbers in regards to conversion efficiencies. Amorphous silicon produces more power earlier in the day and later into the evening because it requires less incident light than many other technologies. Amorphous silicon also exhibits less thermal coefficient degradation effects when operating in hot climates. In contrast, other thin film and conventional silicon wafer technologies degrade at significant rates of approximately 10% to 20% conversion loss of peak rated performance when operating at normal temperatures of 65 degrees centigrade.

We plan to deposit two separate solar cell layers of amorphous silicon on to a glass substrate. This is to increase the amount of absorbed and converted solar energy in our modules. Based on previous experimental and limited commercial use of our thin film deposition recipes, we anticipate the finished solar module to produce 7.9% frame to frame efficiency delivering approximately 125 peak watts of direct current “DC” power. We believe that we may be able to improve conversion efficiencies through the use of derivative forms of amorphous and other proprietary cell structures.

We anticipate that we can present the superior per-rated-watt-performance of amorphous in “real world” operating conditions as a competitive strength over the factory-rated performance of various other solar technologies. We believe these factors will influence the purchasing decision process of large solar power farms and utility size installations.

Planned Manufacturing Capacities

Production Line Features

The core feature of our plan revolves around the design of an efficient mass production system. The design utilizes an in-line vertical glass coating system processing two balanced and independent lines simultaneously. This design incorporates material handling, cell deposition, laser segmentation, cleaning, and module packaging functions necessary to convert an inexpensive piece of 100cm X 160cm sheet glass into a complete solar module in less than three hours. Our process uses only a fraction of the semiconductor material that would be necessary to produce crystalline silicon solar modules.

Phased Production Build Out and Planned Capacities

In the 2008 calendar year, we anticipate completing the assembly and installation of a small scale baseline production system and initiating construction and commissioning our first full scale 25MW system. We further anticipate that the baseline production system will generate limited solar module production in 2008 for use in fueling our sales channel and establish product recognition for larger quantity sales in 2009. We anticipate completing the assembly of and commissioning our first 25MW line between December 2008 and January 2009. Near the end of the 2008 calendar year, we plan to launch the build-out of the first of three additional 25MW systems necessary to eventually bring our capacity to 100MW. Barring assembly delays, the first of these lines is slated to come on-line in November 2009, the second in January 2010, and the final 25MW in March 2010. We intend to use the balance of the 2010 year to continue to work to improve system utilization, add shifts, and increase module yields to bring our production to peak capacities of 100MW or more of annualized solar module production. To complete each new production line, we plan to use a systematic replication process that is designed to enable us to add production lines rapidly and efficiently, and achieve operating metrics that are comparable to the performance of our initial 25MW system.

Production Line Planned Utilization and Production Costs

Each system, or line, has an estimated annualized initial module production capacity of approximately 25 megawatts, “MW” per annum, based on an initial 58% system utilization (the percentage of system utilization in each 7 day by 24 hour period) and 80% yield (the percentage of product meeting saleable specifications). We plan to ramp-up system utilization and yield to industry standards of 80% & 85% respectively over the course of the first full year of production in 2009, thereby increasing total production capacities per line to an anticipated 33MW. Initial per watt production costs during ramp-up of operations in the 2009 period are anticipated to be $1.58 per watt. As we improve system utilization and production yield in 2009, we anticipate our production costs will lower to $1.38 in 2010 and $1.19 in 2011. By continuing to expand production and improve solar energy conversion efficiencies and manufacturing processes, we believe we can further reduce our manufacturing costs per watt and improve our cost advantage over traditional crystalline silicon solar module manufacturers.

Sales and Marketing

Driving our solar module manufacturing plan is what we believe to be the ability to capitalize on long term growth in solar spurred by increasing electrical energy costs and demand. Large markets are developing for commercial operators of private solar farms, utilities meeting green mandates, government subsidized installations, and operators of large commercial and industrial properties. These projects represent large installations typically approaching 1MW or more.

Solar systems installers looking to satisfy the module needs of these large and long term projects are looking for opportunities to secure access to modules supplies. We believe that the design and performance of our solar module is ideally suited for use in these project types, and we further believe that our module production capacities can be pre-sold well into the future.

Target Market

Our primary target market for our TFPV solar modules will be applications for On-Grid (facilities tied to conventional power distribution infrastructure) application of 1MW in size and above. Typical applications and buyers would include:

•	Solar Farms
—	License Holders in Germany, Spain & Canada
—	US installers servicing commercial and utility scale installations
•	Government Agencies (DOD)
—	Bureau of Land Management
—	Department of Defense
•	Power Purchase Agreements
—	Renewable Ventures
•	Utility Companies
—	Meeting Green Mandates
•	Large Commercial Installations

Sales & Distribution

In anticipation of commercial production, we have developed a pre-sales reservation program, based upon the solar module manufacturing industry’s policy of pre-selling manufacturing capacity to system installers and large users of solar. This is intended to aid in building a sales channel, loading that channel with customers interested in purchasing our future module production, and developing brand presence and recognition as early as possible. The program enables qualified, interested parties to specify the amount of solar module capacity they anticipate purchasing at favorable per watt pricing. As of the date of this report, we have signed reservation agreements with solar system integrators indicating interest in over 100MW of production in calendar 2008, 2009, 2010. Our agreements provide for the payment of a 5% deposit based on the 2009 calendar year purchase commitment either prior to, or not later than, 30 days after the delivery by XsunX to the reserving party of commercial samples for evaluation. The information in this paragraph is designed to summarize the general terms of the pre-sales reservation program and market opportunities. It is not intended to provide guidance about our future operating results, including revenues or profitability.

Plan of Operations

At present, we anticipate the majority of our product and operations development efforts for the period ending September 2008 and the foreseeable future thereafter, will focus on establishing and expanding facilities necessary to manufacture our TFPV solar modules for commercial sale. Areas of specific focus and capital expenditures include:

(a)	Establishment of a baseline production system to produce full size (100cm × 160cm) sample modules; and

(b)	Lease and preparation of facilities necessary to house and operate, at minimum, our first of four proposed 25MW manufacturing lines; and
(c)	The placement of orders with select vendors for the core and sub-system components necessary to begin assembly leading to the commissioning of the first of four planned 25MW manufacturing lines; and
(d)	Continued R&D efforts to establish enhanced solar cell deposition methods and reduce manufacturing costs.

For the year ending September 30, 2008 the Company has developed a plan of operations requiring approximately $20,080,316 that commits 38% of its budget or $12,773,974 towards initial Manufacturing Equipment and Sub-systems, another 11% of its budget or $3,578,594 to General and Administrative functions as well as working capital needs, another 8% of its budget or $2,725,098 to facilities including lease payments and manufacturing lease hold improvements and another 3% of its budget or $1,002,649 to the development of new manufacturing devices, techniques and other research and development. The planned expenditures are consistent with our anticipated costs associated with the placement of equipment order deposits, ongoing progress payments, facility lease hold improvements for general office facilities and manufacturing sub-system infrastructure, and operations support for an approximate annual manufacturing capacity of 25MW.

The Company may change any or all of the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

The Company will need additional capital to fund its budget. To support the completion of the our planned initial 25MW of manufacturing capacity, associated production start-up costs, establish a replication process designed to enable us to add the balance of our proposed 75MW of additional production capacity, and fund operations as we attempt to generate initial sales and revenues, we may seek to obtain additional financing of approximately $25,000,000 from equity and/or debt placements. To support these and future operational plans, we may elect to attempt to secure loans and/or grants offered by the State of Oregon where we intend to establish our manufacturing facilities. No representation is made that any funds will be available when needed or on terms that acceptable to the Company. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or income, and could fail in business as a result of these uncertainties.

Management believes the summary data and audit presented herein is a fair presentation of the Company’s results of operations for the periods presented. Due to the Company’s change in primary business focus and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

Results of Operations for the Three Fiscal Years Ended September 30, 2007 Compared to Fiscal Years Ended September 30, 2006 and 2005

Revenue, Cost of Goods Sold:

The Company generated insignificant revenues in the period ended September 30, 2007 of $6,880. The Company generated revenue of $8,000 for the same period in 2006 and generated no revenue for the same period in 2005. There were no associated costs of goods sold.

Operating Expenses:

The Company incurred expenses totaling $2,648,359 in fiscal year 2007 as compared to $3,380,087 in 2006 and $1,383,406 in 2005. The decrease of $731,728 was primarily driven by non-cash warrant expenses of $625,947 and loan fees of $628,834 incurred in 2006 that were not incurred in 2007. For the year 2006 as compared to 2005, the increase of $1,996,681 included a onetime non-cash warrant issuance expense of $951,250 for warrants issued in association with the licensure of technologies and the sale by the Company of convertible debentures, and a net increase of $486,833 in loan fee expenses associated with the sale by the Company of convertible dentures.

Excluding these non-cash items, there was an increase in normal and customary operating expense of $523,053 for the period ending September 30, 2007 as compared to the same period 2006. The primary drivers of this increased are discussed in detail below.

Salaries and Wages:

The Company hired additional staff to implement its commercialization strategy in the fiscal year ended September 30, 2007. This increase in staffing resulted in a total expenditure of $828,711 which is an increase of $553,622 over the same period in 2006 and an increase of $119,853 from 2006 to the same period in 2005. The company expects this trend to continue.

Research and Development:

The Company spent $435,534 in research and development activities during the fiscal year ended September 30, 2007. This represented a decrease of $513,938 as compared to the same period in 2006 and an increase of $448,049 for the year 2006 versus the same period in 2005. This illustrates the Company’s ramp up of research and development expenditures during 2005 and 2006. As the Company began to focus on commercializing the technology, the related research and development expenditures declined in 2007.

Professional Services:

Consulting services were $117,751, an increase of $69,901 for the fiscal year ended September 30, 2007 compared to the prior year. This increase was largely driven by the expansion of the Company’s Scientific Advisory Board and increased contract engineering expenses related to the efforts to commercialization of the Company’s product. The decrease expenditures for the year ending September 30, 2006 versus the same period in 2005 was $273,094 which resulted primarily from the replacement of outside consultants with employees.

Legal and Accounting fees increased $162,185 to $302,478 for the fiscal year ended September 30, 2007. This increase was primarily the result of legal work relating to the Company’s attempted acquisition of manufacturing assets, and from enforcing the Company’s contact rights with several vendors. Legal and accounting fees were relatively flat for the year ending September 30, 2006 as compared to the same period in 2005, an increase of $33,044.

Travel:

Travel and associated expenses were $158,503 for the fiscal year ended September 30, 2007. This represents an increase of $116,680 as compared to the same period in 2006 and an increase of $30,589 for fiscal year 2006 as compared to the same period in 2005. These increases are due to increased travel directed at sales and business development efforts.

Other Operating Expenses:

Additionally, advertising expenses were $47,573 for the fiscal year 2007, an increase of $38,523 for the same period in 2006, an increase of $5,071 for the same period in 2005. This increase resulted from the Company’s increased efforts to generate sales.

Insurance expenses were $66,856 for the fiscal year ended September 30, 2007, an increase of $64,151 from the prior period. This increase was primarily caused by increased coverage and the addition of a directors and officers insurance package. The increase of $1,947 between the fiscal years 2006 and 2005 was primarily driven by increase coverage levels.

For the fiscal year ended September 30, 2007, the Company’s consolidated net loss was $(1,289,497) as compared to $(3,441,940) for the same period ended September 30, 2006 and $(1,400,839) for the same period ended September 30, 2005. The decreased net loss in 2007 was primarily related to i) $1,100,000 non-operating settlement of an asset purchase agreement which resulted in cash inflow and a non-operating income ii) a decreased operating expenses of $731,728 as discussed above, iii) increased interest income of $164,699 resulting for the loan to Sencera and iv) decreased interest expense with the conversion of outstanding debentures into equity in 2006. This resulted in a net loss per was of $(0.01) for the twelve months ended September 30, 2007.

The increase of $2,041,101 between the 2006 and 2005 periods resulted from a one time non-cash warrant issuance expense of $951,250 for warrant expenses accounted for in the period ended September 30, 2006, and a net increase of $486,833 in loan fee expenses associated with the sale by the Company of convertible dentures. Excluding the one time non-cash warrant expense and net loan fee expenses, in the comparative analysis between the periods, results in an increase of $578,017 in net loss for the period ended September 30, 2006 as compared to the same period 2005. The net loss per share was less than $(0.02) for the twelve month period ended September 30, 2006 and $(0.01) for the same period in 2005.

Due to the Company’s change in primary business focus in October 2003 and the developing nature of its business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. Since inception in 1997 the Company has an accumulated deficit totaling ($10,460,850) at September 30, 2007.

Liquidity and Capital Resources

Working Capital at September 30, 2007 was $1,515,437 as compared to $4,065,524 for the same period in 2006 and as compared to a working capital (deficit) of $(718,380) at September 30, 2005. There were insignificant operating cash flows totaling $6,880 during the twelve months ended September 30, 2007 and $8,000 in the same period in 2006 and zero in the same period in 2005.

Cash and cash equivalents at September 30, 2007 were $1,828,125 a decrease of $(2,826,098) from the same period in 2006. Cash and cash equivalents at September 30, 2006 were $4,654,223, an increase of $4,398,370 from September 30, 2005.

During the year ended, September 30, 2007, the Company used $1,289,497 net cash in operating activities as compared to $1,942,278 net cash in operating activities for the year ending September 30, 2006 and compared to using $1,049,650 net cash for the year ended, September 30, 2005.

The Company used $843,416 for operating activities during the year ended September 30, 2007 as compared to $1,942,278 for the same period in 2006. The decrease of $1,098,862 resulted primarily from a reduced net loss of $2,152,443 offset by warrant expense and issuance of common stock for interest of $867,330, change in pre-paid expenses of $563,871 and to accounts payable of $826.293.

The increase of $892,628 in use of cash for operating activities between the 2006 and 2005 periods resulted from one time non-cash expenses for a warrant issuance expense of $951,250, an expense of $31,500 for the issuance of stock in lieu of cash for services, and $241,383 in expenses for the issuance of stock in lieu of cash for the payment of accrued interest associated with the sale of debentures by the Company accounted for in the period ended September 30, 2006. Excluding these one time non-cash expenses, in the comparative analysis between the periods, results in a decrease of $331,505 in net cash used in operations for the period ended September 30, 2006 compared to the same period 2005. This decrease of net cash used in operations was primarily due to a decrease in consulting expenses of $273,094 in the 2006 period.

For the twelve months ended, September 30, 2007, the Company’s capital needs have primarily been met from the proceeds of (i) the issuance of Common Stock for Debenture conversion and; (ii) the issuance of Common Stock for warrant conversion. Total cash provided by financing activities for the period ended September 30, 2007 decreased to $135,000. For the period ended September 30, 2006 total cash provided by financing activity increased to $8,171,250 from $1,380,170 for the same period ended September 30, 2005. The decrease of $8,036,250 is a result of financing activity in fiscal year 2006 that was not required to execute on the business plan in 20007. Additionally, $135,000 was received by the Company for 900,000 warrants that were exercised by a consultant. The increase of $6,791,080 between the 2006 and 2005 periods was mainly attributable to an increase of $5,000,000 from the conversion of a debenture into common stock and $3,171,250 in the conversion of warrants for common stock.

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company (“Fusion Capital”). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million.

The purchase price of the shares related to the $20 million balance of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future funding(s), penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement. The above commitment shares and warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The proceeds received by the Company under the common stock purchase agreement are expected to be used to build an initial base production system delivering full size commercial quality solar modules, and initiate the manufacture of the first of four (4) planned 25 megawatt systems under the Company’s planned 100 megawatt thin film solar module production facility. Proceeds may also be used to lease and prepare manufacturing facilities with the necessary support systems for the manufacturing line, inventory, staff, and general working capital.

Contractual Obligations are shown in the following table -

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long Term Obligations	—	—	—	—	—
Capital Lease	—	—	—	—	—
Operating Lease(1)	37,118	21,008	16,110	—	—
Purchase Obligations(2),(3)	492,345	492,345	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—
Total	529,463	513,353	16,110	—	—

(1)	Operating Lease Obligations consist of the lease on the Company’s Administrative and Sales facility in Golden, CO.
(2)	Remaining accounts payable associated with the production a roll to roll cassette cluster tool providing plasma enhanced chemical vapor deposition (PECVD) and sputtering system of $353,000.
(3)	Estimated remaining amount due a third party research and development provider of $139,345.

The estimated contract cost in item (2) and (3) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

During the year ended, September 30, 2007, we used $1,822,942 for investing activities as compared to $2,099,736 for the same period ended September 30, 2006. This represents a decrease of $276,794 primarily related to the purchase of fewer fixed assets in 2007 than in the previous year and the purchase of the marketable manufacturing tool in 2006 which reduced 2007 expenditures. This difference was offset by the investment of $1,500,000 and associated accrued interest income in the Sencera Note. During the year ended, September 30, 2006, we used $2,099,736 for investing activities as compared to $191,995, for the year ended, September 30, 2005. The increased use of cash for investing activities resulted from an increase in the acquisition of assets in the form of a marketable manufacturing tool and additional equipment.

We had, at September 30, 2007, working capital of $1,515,437. The Company has announced plans to build its manufacturing facility which we anticipate will lead to revenue after the close of fiscal year 2008. However the cash flow requirements associated with the transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future if necessary.

Net Operating Loss

For federal income tax purposes, we have net operating loss carry forwards of approximately $10,960,721 as of September 30, 2007. These carry forwards will begin to expire in 2010. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

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

Item 8. Financial Statements and Supplementary Data

Please refer to pages F-1 through F-22.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

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

Internal Control over Financial Reporting

The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company’s internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective, the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our Company. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the first half of the Company’s fiscal year ending September 30, 2008 management will continue revising the Company’s internal and controls procedure document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

As of September 30, 2007, the Company’s board of directors had one outside director and did not have an audit committee of the board of directors. Additional outside directors were appointed in November of 2007. The newly expanded board of directors will appoint committees as necessary, including an audit committee.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Based on this assessment, management determined that, as of September 30, 2007, the Company maintained effective internal control over financial reporting. Jaspers + Hall, PC, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in the report on the financial statements on page 47.

XSUNX, INC.
(A Development Stage Company)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Xsunx, Inc. maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xsunx, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Xsunx, Inc. maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Xsunx, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Xsunx, Inc. as of September 30, 2005, 2006, and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and our report dated December 28, 2007 expressed an unqualified opinion thereon.

December 28, 2007
Denver, Colorado

Item 9B. Other Information

Sale of Unregistered Securities and Financing Agreement

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company (“Fusion Capital”). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million.

The purchase price of the shares related to the $20 million balance of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future funding(s), penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement. The above commitment shares and warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The proceeds received by the Company under the common stock purchase agreement are expected to be used to build an initial base production system delivering full size commercial quality solar modules, and initiate the manufacture of the first of four (4) planned 25 megawatt systems under the Company’s planned 100 megawatt thin film solar module production facility. Proceeds may also be used to lease and prepare manufacturing facilities with the necessary support systems for the manufacturing line, inventory, staff, and general working capital.

Changes/Additions to the Board of Directors

Addition — Mr. Oz Fundingsland as Director

On November 12, 2007, the Company announced the appointment of Mr. Oz Fundingsland as Director, effective November 12, 2007. Mr. Fundingsland brings over forty years of sales, marketing, executive business management, finance, and corporate governance experience to XsunX. His professional and business experience principally originated with his tenure, commencing in 1964, at Applied Magnetics Corp., a disk drive and data storage company. Prior to his retirement from Applied Magnetics in 1994, Mr. Fundingsland served as an Executive Officer and Vice President of Sales and Marketing for 11 years directing sales growth from $50 million to over $550 million. Commencing in 1993 through 2003 Mr. Fundingsland served as a member of the board of directors for the International Disk Drive Equipment Manufacturers Association “IDEMA” where he retired emeritus, and continues to serve as an advisor to the board. For the last 13 years, Mr. Fundingsland has provided consulting services assisting with sales, marketing, and management to a host of companies within the disk drive, optical, software, and LED industries.

Addition — Dr. Michael A. Russak as Director

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director, effective November 26, 2007. Dr. Russak is also a member of the Company’s Scientific Advisory Board. Dr. Michael A. Russak has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. He is also currently the Executive Director of IDEMA-U.S. (the hard disk drive industry trade association) and a member of the Board of Directors and Scientific Advisory Board of XsunX, Inc. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

Stock Compensation, Grant of Stock Purchase Options

As part of a plan for the Company to provide incentives to employees and consultants, and attract new employees and members to its Board of Directors the Company engages in a policy of providing stock option grants. Between the period beginning October 1, 2007 and the date of this report, the board of directors authorized the grant of options to purchase an aggregate of 3,800,000 shares of the Company’s common stock. Such options are exercisable at the price of $.36 per share, and expire at various times through November 2012.

Employment Incentive Option Grants — In connection with the start of the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, the Company authorized employment incentive option grants to the following employees on October 23rd 2007 at an exercise price per share of $0.36. The options have a 5 year exercise terms and vest in conjunction with a performance milestone based vesting schedule as described below:

Joseph Grimes	500,000 Option Shares
Robert G. Wendt	500,000 Option Shares
Dr. Guang Lin	300,000 Option Shares

The vesting schedule for Mr. Grimes and Mr. Wendt is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee(s) of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	100,000 shares upon the assembly and commissioning of the base line production system.
(b)	100,000 shares upon the production of a commercial size working sample of the Company’s planned tandem junction amorphous silicon solar module.

(c)	300,000 shares upon the assembly and commissioning of the initial 25 mega watt production system as contemplated within the Company’s phased build out plan for a solar module manufacturing facility.

The vesting schedule for Dr. Guang is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	100,000 shares upon the assembly and commissioning of the base line production system.
(b)	150,000 shares upon the production of a commercial size working sample of the Company’s planned tandem junction amorphous silicon solar module.
(c)	50,000 shares upon the assembly and commissioning of the initial 25 mega watt production system as contemplated within the Company’s phased build out plan for a solar module manufacturing facility.

Board of Directors Incentive Option Grants — In furtherance of the Company’s policy to compensate current members, and attract new members, to its Board of Directors the Company authorized incentive option grants to the following Directors at an exercise price per share of $0.36. The options have a 5 year exercise terms and vest as described below:

Thomas Anderson	October 23, 2007	1,500,000 Option Shares (*)
Oz Fundingsland	November 11, 2007	500,000 Option Shares
Dr. Michael Russak	November 26, 2007	500,000 Option Shares

The vesting schedule for Mr. Anderson is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)	The Option became exercisable in the amount of 1,000,000 shares upon the effective date of the grant for services rendered as a member of the Company Board of Directors from the period beginning October 1, 2003 through September 30, 2007.
(b)	Beginning October 1, 2007 the Option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 250,000 shares.

The vesting schedule for Mr. Fundingsland is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)	Beginning November 12, 2007 the Option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 500,000 shares.

The vesting schedule for Dr. Russak is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)	Beginning November 26, 2007 the Option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 500,000 shares.

(*) Amendment to Stock Option Grant — On November 12, 2007, the Company entered into an agreement amending the terms of a stock option grant dated October 23, 2007 between the Company and Mr. Thomas Anderson, a member of the XsunX Board of Directors. The amendment provided for an increase of 250,000 options to the pool of options available within the vesting provisions of the grant. All other provisions of the stock option grant remained the same. Item (b) to the vesting schedule was amended as follows:

(b)	Beginning October 1, 2007 the Option became exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 500,000 shares.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company as of September 30, 2007:

Name	Age	Position Held	Tenure
Tom Djokovich	50	President, CEO, Director	Since October 2003
Joseph Grimes	50	COO	Since April 2006
Jeff Huitt	46	CFO	Since January 2007
Thomas Anderson	39	Director	Since August 2001

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors of the Company will devote such time to the Company’s affairs on an “as needed” basis, but typically less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

TOM DJOKOVICH, age 50, President and Chief Executive Officer as of October 2003, and Director;

Mr. Djokovich was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich’s guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry’s most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development in 1979. TMD provided management for multimillion-dollar projects incorporating at times hundreds of employees, subcontractors and international material acquisitions for commercial, industrial and custom residential construction services as a licensed building firm in California. In 1995 Mr. Djokovich developed an early Internet based business-to-business ordering system for the construction industry.

JOSEPH GRIMES, age 50, Chief Operating Officer as of April 2006;

Mr. Grimes brings to XsunX more than eight years direct experience in thin-film technology and manufacturing. He was most recently Vice President, Defense Solutions, for Envisage Technology Company, where he directed and managed the defense group business development process, acquisition strategies and vision for next generation applications from October 2005 to March 2006. Previously he was Co-Founder, President and CEO of ISERA Group, where he established the company infrastructure and guided five development teams, finally selling the company to Envisage from 1993 to 2005. His direct experience in thin-film technology came with Applied Magnetics Corporation from 1985 to 1993 as manager for thin-film prototype assembly. Mr. Grimes holds a Bachelor’s degree in business economics and environmental studies, and a Master’s in computer modeling and operation research applications, both from the University of California at Santa Barbara.

JEFF HUITT, age 46, became Chief Financial Officer in January 2007;

Jeff Huitt serves as Chief Financial Officer at XsunX. Located in the Golden, Colorado research facility, his responsibilities include operations management and coordination of resources. He has over 20 years experience in leadership positions of both larger organizations and start ups, most recently as President of Parking Stripes Advertising, a private start-up media company from October 2006 to August 2007. Prior to that, he was COO/CFO of a startup defense contractor guiding the company through high growth and a recapitalization from January 2004 to October 2006. His additional experience includes CFO of iSherpa Capital, from October 2001 to January 2004 and Controller of Qwest Wireless from 1996 to 2000.

Mr. Huitt is a CPA and holds two degrees from the University of Denver: a Bachelor of Science in Accounting and a Master’s in Business Administration.

THOMAS ANDERSON, age 42, became a director of the Company in August 2001;

Mr. Anderson presently works as the Managing Director of the Environmental Science and Engineering Directorate of Qinetiq North America in Los Alamos, New Mexico. He has been with Qinetiq North America, formerly Apogen Technologies, since January, 2005. Mr. Anderson has worked for past 18 years in the environmental consulting field, providing consulting services in the areas of environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines.

Board Committees

As of September 30, 2007, the Company’s board of directors had one outside director and did not have any board committees. Additional outside directors were appointed in November of 2007. The newly expanded board of directors intends to appoint committees as necessary.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, the following persons were required to file forms pursuant to Section 16(a):

Name	Form	Filed
Tom Djokovich	Form 3	October 24, 2003
Joseph Grimes	Form 3	December 21, 2007
Jeff Huitt	Form 3	Did not file
Thomas Anderson	Form 3	Did not file
Michael Russak	Form 3	Did not file
Os Fundingsland	Form 3	Did not file

Item 11. Executive Compensation

Director Compensation

In the fiscal period ended September 2007 Directors received no cash compensation for their service to the Company as directors, but were reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ($)	Number of Shares (#)	Number of Securities Underlying Options SARS (#)
Director, Tom Djokovich	$0	$0	$0	0	0
Director, Thomas Anderson	$0	$0	$0	0	0

Executive Officer Compensation

The annual compensation for the executive officers of the Company for the post reorganization operations has not yet been determined, but is expected to be established by a resolution of the Company’s Board of Directors in the future.

The following table and notes set forth the annual cash compensation paid to officers of the Company.

Name & Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Awards Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARS (#)
Tom Djokovich, President(1)	2007	$150,000	0	0	0	0
	2006	$150,000	0	0	0	0
	2005	$150,000	0	0	0	0
Joseph Grimes, COO(2)	2007	$150,000	0	0	0	500,000
	2006	$150,000	0	0	0	612,000
	2005	$0	0	0	0	0
Jeff Huitt, CFO(3)	2007	$135,000	0	0	0	500,000
	2006	$0	0	0	0	0
	2005	$0	0	0	0	0

(1)	In the fiscal period ended September 30, 2007, the Company agreed to pay Mr. Djokovich an annual salary of $150,000 for services provided as Chief Executive Officer up to and until the Company determines executive compensation pursuant to an employment agreement as determined by the Board. In addition to Mr. Djokovich’s base compensation the Company also provides Mr. Djokovich with a $400 monthly health insurance allowance. Effective November 2007 the Company agreed to increase Mr. Djokovich annual salary to $220,000. When necessitated by the Company’s adverse financial condition Mr. Djokovich has agreed to the deferment of his monthly salary up to and until such time that the Company can repay any such deferred amounts.
(2)	The Company has agreed to pay Mr. Grimes an annual salary of $150,000 for services provided as Chief Operating Officer under the terms of an employment agreement effective January 1, 2007. In addition to Mr. Grimes base compensation the Company also provides Mr. Grimes with a $400 monthly health insurance allowance. Effective November 2007, the Company agreed to increase Mr. Grimes annual salary to $210,000.
(3)	The Company has agreed to pay Mr. Huitt an annual salary of $135,000 for services provided as Chief Financial Officer under the terms of an employment agreement effective January 1, 2007. In addition to Mr. Huitts base compensation the Company also provides Mr. Huitt with a $400 monthly health insurance allowance. Effective November 2007, the Company agreed to increase Mr. Huitt’s annual salary to $155,000.

Option/SAR Grants Table

(None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR Value

(None)

Long Term Incentive Plans — Awards in Last Fiscal Year

The following table and notes set forth the incentive awards provided to officers of the Company in 2007 fiscal period.

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Joseph Grimes(1)	5-Apr-06	112,000	$1.69	5-Apr-11	As part of an employment incentive agreement
Joseph Grimes(2)	20-Jul-06	500,000	$0.51	20-Jul-11	As part of an employment incentive agreement
Joseph Grimes(3)	26-Jan-07	500,000	$0.46	26-Jan-12	As part of an employment incentive agreement
Jeff Huitt(4)	26-Jan-07	500,000	$0.46	26-Jan-12	As part of an employment incentive agreement

(1)	Employment Incentive Warrants — In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant.
(2)	Employment Incentive Warrants — In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants on July 20, 2006 at the then market price of $0.51. The warrant vested at the rate of 28,000 shares per month up to and through the first nine months of employment, 100,000 shares became exercisable upon delivery of a marketing plan by Mr. Grimes to the Board of Directors, 148,000 shares will become exercisable upon the first sale or licensure of an XsunX technology under the marketing plan.
(3)	Employment Incentive Options — In connection with the issuance of an employment agreement to Joseph Grimes in January 2007, the Company granted 500,000 options effective January 1 at the then market price of $0.46. The option began vesting at the rate of 50,000 shares per calendar quarter up to a total of 400,000 shares. Another 50,000 shall vest and become exercisable upon each of the first two sales/licensure of an XsunX system.
(4)	Employment Incentive Option — In connection with the issuance of an employment agreement to Jeff Huitt in January 2007, the Company granted 500,000 options effective January 1 at the then market price of $0.46. The option began vesting at the rate of 50,000 shares per calendar quarter up to a total of 400,000 shares. Another 50,000 shall vest and become exercisable upon each of the first two sales/licensure of an XsunX system.

No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual’s employment with the Company or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of December 28, 2007. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Tom Djokovich(2) President & Director	17,903,000	10.87%
Thomas Anderson(3) Director	1,161,067	0.70%
Oz Fundingsland(3) Director	62,500	0.03%

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Mike Russak(3) Director	87,500	0.05%
Joseph Grimes(3) Chief Operating Officer	664,000	0.40%
Jeff Huitt(3) Chief Financial Officer	200,000	0.12%

All directors and executive officers as a group of (6 persons) account for ownership of 20,078,067 shares representing 12.19% of the issued and outstanding common stock. Each principal shareholder has sole investment power and sole voting power over the shares.

(1)	Applicable percentage ownership is based on 164,752,188 shares of common stock issued and outstanding as of December 28, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 28, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes 16,978,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Tamara Djokovich.
(3)	Includes warrants/options that may vest and be exercised within 60 days of the date of December 28, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No officer or director of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder’s fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock, stock purchase options or in cash. Any such issuance of stock or stock purchase options would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Item 14. Principal Accounting Fees and Services

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2005, 2006 and 2007.

All audit work was performed by the auditors’ full time employees.

Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on July 18, 2005. Jaspers + Hall, PC were engaged as auditors for Company on July 18, 2005.

Jaspers + Hall, PC, is now the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provision of the audit services is compatible with maintaining Jaspers + Hall, PC independence.

Audit Fees 2007:

As of the period ended September 30, 2007 Jaspers + Hall, PC had billed the Company $14,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2006 March 30, and June 30, 2007. No other fees we billed by Jaspers + Hall, PC in the period ended September 30, 2007.

Audit Fees 2006:

As of the period ended September 30, 2006 Jaspers + Hall, PC had billed the Company $7,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, April 30, and June 30, 2006. No other fees we billed by Jaspers + Hall, PC in the period ended September 30, 2006.

Audit Fees 2005:

As of the period ended September 30, 2005 Jaspers + Hall, PC had billed the Company $1,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2005 and annual financial statements included in annual reports on Form 10-KSB for the period ended September 30, 2005. No other fees we billed by Jaspers + Hall, PC in the period ended September 30, 2006.

The Company’s previous auditor, Michael Johnson & Co, LLC, billed the Company $7,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended September 30, 2004, review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2004, March 31, 2005.

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2005, 2006, and 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. The following is a list of Current Reports filed by the Company in the fiscal year ended September 30, 2007. These reports are filed as part of this report:

Reports on Form 8-K:	Date Filed
Report on Form 8-K related to the Company entering into a corporative development agreement, the licensure of certain plasma deposition technologies, and the issuance of a
$1.5 million dollar line of credit to Sencera, LLC.	1/3/2007
Report on Form 8-K related to the adoption of the Company’s 2007 Stock Option Plan	1/5/2007
Report on Form 8-K related to the Company entering into four employment agreements, a consulting agreement, and the issuance of five incentive option agreements.	2/13/2007
Report on Form 8-K related to the Company entering into a consulting agreement and the issuance of an incentive option agreement.	2/28/2007
Report on Form 8-K related to the Company entering into a binding letter of intent to purchase certain solar module manufacturing assets.	3/28/2007
Report on Form 8-K related to the Company entering into a consulting agreement and the issuance of an incentive option agreement.	4/25/2007
Report on Form 8-K related to the Company’s issuance of a press release providing up date information related to the Company’s efforts to develop solar module manufacturing capabilities.	7/18/2007
Report on Form 8-K related to the Company’s entering into a settlement agreement with the seller of certain solar module manufacturing assets related to the Company’s claims of an alleged breach by the seller of a binding letter of intent between the parties.	8/28/2007
Report on Form 8-K related to the Company entering into a consulting agreement and the issuance of an incentive option agreement.	8/31/2007
Report on Form 8-K related the Company’s completion of funding a $1.5 million dollar secured note under the terms of a promissory note and a technology license and development agreement.	9/14/2007
Report on Form 8-K related to the exercise by a consultant of warrants.	9/19/2007

The following is a list of Current Reports on Form 8-K filed by the Company subsequent to the fiscal year ended September 30, 2007. These reports are filed as part of this report:

Report on Form 8-K related the Company’s issuance of three incentive option grants to employees.	10/29/2007
Report on Form 8-K related to the Company’s issuance of an option grant a director.	10/29/2007
Report on Form 8-K and 8-KA related to the Company entering into a stock purchase and financing agreement.	11/2/2007
Report on Form 8-KA related to clarifying and correcting certain specifics to reports filed in November 2, 2007 related to the Company entering into a stock purchase and financing agreement.	11/5/2007
Report on Form 8-K related to a press release announcing the Company’s entering into a stock purchase and financing agreement.	11/7/2007
Report on Form 8-K related to the appointment of a new director, the issuance of an option grant to the director, and an amendment to a previous option grant to a director.	11/14/2007
Report on Form 8-K related to the appointment of a new director and the issuance of a stock option grant to the director.	11/28/2007

2. Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	MVSystems, Inc. Technology License Agreement, dated September 2004.(4)
10.3	MVSystems, Inc. Expanded Technology License Agreement, dated October 2005.(5)
10.4	Sencera, LLC, Technology Development and License Agreement, dated January 1, 2007.(6)
10.5	Sencera, LLC, 10% secured Promissory Note and Loan Agreement, dated January 1, 2007.(6)
10.6	XsunX 2007 Stock Option Plan, dated January 5, 2007.(7)
10.7	Dr. John Moore, Scientific Advisory Board Consulting Agreement, dated January 26, 2007.(8)
10.8	Dr. John Moore, Stock Option Grant, dated January 26, 2007.(8)
10.9	Jeff Huitt, Employment Agreement, dated January 26, 2007.(8)
10.10	Jeff Huitt, Stock Option Grant, dated January 26, 2007.(8)
10.11	Robert Wendt, Employment Agreement, dated January 26, 2007.(8)
10.12	Robert Wendt, Stock Option Grant, dated January 26, 2007.(8)
10.13	Joseph Grimes, Employment Agreement, dated January 26, 2007.(8)
10.14	Joseph Grimes, Stock Option Grant, dated January 26, 2007.(8)
10.15	Dr. Edward Yu, Scientific Advisory Board Consulting Agreement, dated February 22, 2007.(9)
10.16	Dr. Edward Yu, Stock Option Grant, dated February 22, 2007.(9)
10.17	Binding Letter of Intent to purchase solar module manufacturing assets, dated March 23, 2007.(10)
10.18	Details of $1.1 million dollar settlement received by XsunX, dated August 27, 2007.(11)
10.19	Dr. Richard Ahrenkiel, Scientific Advisory Board Consulting Agreement, dated April 23, 2007.(12)
10.20	Dr. Richard Ahrenkiel, Stock Option Grant, dated April 23, 2007.(12)
10.21	Dr. Michael Russak, Scientific Advisory Board Consulting Agreement, dated August 28, 2007.(13)
10.22	Dr. Michael Russak, Stock Option Grant, dated August 28, 2007.(13)
10.23	Fusion Capital Fund II, LLC, Stock Purchase Agreement, dated November 1, 2007.(14)
10.24	Fusion Capital Fund II, LLC, Registration Rights Agreement, dated November 1, 2007.(14)
10.25	Fusion Capital Fund II, LLC, $.50 Warrant Agreement, dated November 1, 2007.(14)
10.26	Fusion Capital Fund II, LLC, $.75 Warrant Agreement, dated November 1, 2007.(14)
10.27	Oz Fundingsland, Stock Option Grant Agreement, dated November 12, 2007.(15)
10.28	Dr. Michael Russak, Stock Option Grant Agreement, dated November 28, 2007.(16)
10.29	Joseph Grimes, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.30	Robert Wendt, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.31	Dr. Guang Lin, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.32	Thomas Anderson, Stock Option Grant, dated October 23, 2007.(18)
31.1	Sarbanes-Oxley Certification
31.2	Sarbanes-Oxley Certification
32.1	Sarbanes-Oxley Certification
32.2	Sarbanes-Oxley Certification

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 10-KSB filed with the Securities and Exchange Commission dated January 18, 2005.
(5)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 10-KSB filed with the Securities and Exchange Commission dated January 11, 2006.
(6)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 3, 2007.
(7)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(8)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated February 13, 2007.
(9)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated February 28, 2007.
(10)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 28, 2007.
(11)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated August 28, 2007.
(12)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated April 25, 2007.
(13)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated August 23, 2007.
(14)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission dated November 5, 2007.
(15)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated November 14, 2007.
(16)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated November 28, 2007.
(17)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 2007.
(18)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 XSUNX, INC.

Dated: December 28, 2007	/s/ Tom Djokovich Tom Djokovich President

DIRECTORS:

/s/ Tom Djokovich

/s/ Thomas Anderson

/s/ Oz Fundingsland

/s/ Michael Russak

XSUNX, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA

We have audited the accompanying balance sheets of XSUNX, Inc., (formerly Sun River Mining, Inc). (A Development Stage Company) as of September 30, 2005, 2006, and 2007, and the related statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XSUNX, INC., (formerly Sun River Mining, Inc.) at September 30, 2005, 2006, and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements for the period February 25, 1997 (inception) to September 30, 2004, were audited by other accountants, whose report dated May 5, 2005 expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

Denver, CO
December 28, 2007

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
December 28, 2007

XSUNX, INC.
(A Development Stage Company)

BALANCE SHEETS

	(Audited) September 30, 2007	(Audited) September 30, 2006	(Audited) September 30, 2005
ASSETS:
Current assets:
Cash	$1,773,748	$4,305,105	$175,869
Prepaid Expenses	54,377	349,118	79,984
Total current assets	1,828,125	4,654,223	255,853
Fixed assets:
Office & Misc. Equipment	39,437	9,774	2,270
Research and Development Equipment	532,795	392,301	181,995
Leasehold Improvement	89,825	80,492
Total Fixed Assets	662,057	482,567	184,265
Less Depreciation	(162,189)	(84,941)	(18,434)
Total fixed assets	499,868	397,626	165,831
Other assets:
Patents/Trade Marks		40,000	20,000
Security Deposit	5,815	2,615
Accrued Interest Receivable	143,452
Note Receivable	1,500,000
Marketable Prototype	1,765,000	1,765,000
Total other assets	3,414,267	1,807,615	20,000
Total Assets	$5,742,260	$6,859,464	$441,684
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$259,652	$582,161	$78,377
Accrued Expenses	53,036	6,538	45,856
Current Portion of Note Payable			850,000
Total current liabilities	312,688	588,699	974,233
Stockholders’ Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares where issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 157,919,856 shares issued and outstanding at September 30, 2007 and 157,019,856 shares were issued and outstanding at September 30, 2006	13,563,869	13,290,869	3,996,735
Paid in Capital — Common Stock Warrants	2,326,553	2,151,250	1,200,000
Deficit accumulated during the development stage	(10,460,850)	(9,171,354)	(5,729,284)
Total stockholders’ profit (deficit)	5,429,572	6,270,765	(532,549)
Total Liabilities and Stockholders’ Equity	$5,742,260	$6,859,464	$441,684

The Accompanying Notes Are an Integral Part of These Financial Statements.

XSUNX, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

	Years Ended September 30,				Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Revenues:
Service Income	$6,880	$8,000	$		14,880
Other Income					—
Total Revenue	6,880	8,000		—	14,880
Expenses:
Advertising	47,573	9,050		3,979	60,602
Bank Charges	973	294		500	3,880
Conferences & Seminars	14,725	11,267		25,992
Consulting	117,751	47,850		320,944	1,510,584
Depreciation	77,248	82,941		18,435	181,802
Directors’ Fees					11,983
Due Diligence					45,832
Equipment Rental					1,733
Filing Fees	2,185	4,625		1,800	8,610
Impairment loss	923,834
Insurance	66,856	2,705		758	70,319
Legal & Accounting	302,478	140,293		107,249	738,380
Licenses & Fees	90	20		25	6,545
Loan Fees		628,834		115,000	741,834
Meals & Entertainment					4,119
Miscellaneous	1,691	1,882		1,675	7,378
Office Expenses	15,086	4,581		2,634	41,500
Patent Fees	1,181	625		663	2,469
Postage & Shipping	8,327	1,123		2,161	14,828
Printing	9,860	8,730		4,300	28,470
Public Relations	79,831	182,151		116,413	489,361
Recruitment Expenses	47,064				47,064
Research & Development	435,534	949,472		501,423	2,015,922
Rent	66,702	19,858		9,000	112,523
Salaries	828,711	275,089		155,236	1,759,122
Subscription Reports	6,103	2,895		860	9,858
Taxes	4,180				8,837
Telephone	22,301	12,318		5,489	74,923
Transfer Agent Expense		411		3,628	20,365
Travel, Meals & Entertainment	158,503	41,823		11,234	274,493
Utilities	8,103				8,103
Abandoned Equipment					808
Option/Warrant Expense	325,303	951,250			2,476,553
Total Operating Expenses	2,648,359	3,380,087		1,383,406	11,728,626

The Accompanying Notes Are an Integral Part of These Financial Statements.

	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Other (Income) Expense
Interest Expense	1,197	158,333	17,433	248,560
Interest Income	(253,179)	(88,480)		(341,682)
Legal Settlement	(1,100,000)			(1,100,000)
Forgiveness of Debt	—	—	—	(59,773)
Total Other Income/Expense	(1,351,982)	69,853	17,433	(1,252,895)
Net (Loss)	$(1,289,497)	$(3,441,940)	$(1,400,839)	$(10,460,850)
Per Share Information:
Basic and Diluted
Weighted average number of common shares outstanding	156,680,076	138,005,964	123,854,733
Net Loss per Common Share	$(0.01)	$(0.02)	$(0.01)

The Accompanying Notes Are an Integral Part of These Financial Statements.

XSUNX, INC.
(A Development Stage Comapny)

STATEMENT OF STOCKHOLDERS’ EQUITY (Deficit)
September 30, 2007
(Audited)

	Treasury Stock		Common Stock		Paid in Capital Common Stock Warrants	Deficit Accumulated During the Exploration Stage	Totals
	# of Shares	Amount	# of Shares	Amount
Inception February 25, 1997	—	—	—	—	—	—	—
Issuance of stock for cash	—	—	15,880	217,700	—	—	217,700
Issuance of stock to Founders	—	—	14,110	—	—	—	—
Issuance of stock for consolidation	—	—	445,000	312,106	—	—	312,106
Net Loss for Year	—	—	—	—	—	(193,973)	(193,973)
Balance — September 30, 1997	—	—	474,990	529,806	—	(193,973)	335,834
Issuance of stock for services	—	—	1,500	30,000	—	—	30,000
Issuance of stock for cash	—	—	50,200	204,000	—	—	204,000
Consolidation stock cancelled	—	—	(60,000)	(50,000)	—	—	(50,000)
Net Loss for Year	—	—	—	—	—	(799,451)	(799,451)
Balance — September 30, 1998	—	—	466,690	713,806	—	(993,424)	(279,618)
Issuance of stock for cash	—	—	151,458	717,113	—	—	717,113
Issuance of stock for services	—	—	135,000	463,500	—	—	463,500
Net Loss for Year	—	—	—	—	—	(1,482,017)	(1,482,017)
Balance — September 30, 1999	—	—	753,148	1,894,419	—	(2,475,441)	(581,022)
Issuance of stock for cash	—	—	15,000	27,000	—	—	27,000
Net Loss for year	—	—	—	—	—	(118,369)	(118,369)
Balance — September 30, 2000	—	—	768,148	1,921,419	—	(2,593,810)	(672,391)
Extinguishment of debt	—	—	—	337,887	—	—	337,887
Net Loss for year	—	—	—	—	—	(32,402)	(32,402)
Balance — September 30, 2001	—	—	768,148	2,259,306	—	(2,626,212)	(366,906)
Net Loss for year	—	—	—	—	—	(47,297)	(47,297)
Balance — September 30, 2002	—	—	768,148	2,259,306	—	(2,673,509)	(414,203)
Issuance of stock for Assets	—	—	70,000,000	3	—	—	3
Issuance of stock for Cash	—	—	9,000,000	225,450	—	—	225,450
Issuance of stock for Debt	—		115,000	121,828	—	—	121,828
Issuance of stock for Expenses	—	—	115,000	89,939	—	—	89,939
Issuance of stock for Services	—	—	31,300,000	125,200	—	—	125,200
Net Loss for year	—	—	—	—	—	(145,868)	(145,868)
Balance — September 30, 2003	—	—	111,298,148	2,821,726	—	(2,819,377)	2,350
Issuance of stock for cash	—	—	2,737,954	282,670	—	—	282,670
Issuance of Common Stock Warrants	—	—	—	—	1,200,000	—	1,200,000

The Accompanying Notes Are an Integral Part of These Financial Statements.

	Treasury Stock		Common Stock		Paid in Capital Common Stock Warrants	Deficit Accumulated During the Exploration Stage	Totals
	# of Shares	Amount	# of Shares	Amount
Net Loss for Year	—	—	—	—	—	(1,509,068)	(1,509,068)
Balance — September 30, 2004			114,036,102	3,104,396	1,200,000	(4,328,445)	(24,049)
Issuance of stock for cash	—	—	6,747,037	531,395	—	—	531,395
Issuance of stock for services	—	—	3,093,500	360,945	—	—	360,945
Issuance of stock for collateral	26,798,418	—	—	—	—	—	—
Net Loss for Year			—	—	—	(1,400,839)	(1,400,839)
Balance — September 30, 2005	26,798,418	—	123,876,639	3,996,735	1,200,000	(5,729,284)	(532,549)
Issuance of stock for services	—	—	72,366	31,500	—	—	31,500
Issuance of Common Stock Warrants	—	—	—	—	951,250	—	951,250
Issuance of stock for debenture conversion	—	—	21,657,895	5,850,000			5,850,000
Issuance of stock for interest expense	—	—	712,956	241,383			241,383
Issuance of stock for warrant conversion	—	—	10,850,000	3,171,250			3,171,250
Net Loss for Year	—	—	—	—	—	(3,441,940)	(3,441,940)
Balance September 30, 2006	26,798,418	—	157,169,856	13,290,869	2,151,250	(9,171,354)	6,270,765
Cancelation of Stock for Services Returned			(150,000)	(12,000)			(12,000)
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley			900,000	285,000	(150,000)		135,000
Stock Option/Warrant Expense					325,303		325,303
Net Loss for Year						(1,289,497)	(1,289,497)
Balance September 30, 2007	—	$—	157,919,856	$13,563,869	$2,326,553	$(10,460,850)	5,429,572

The Accompanying Notes Are an Integral Part of These Financial Statements.

XSUNX, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Audited)

	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(1,289,497)	$(3,441,940)	$(1,400,839)	$(10,460,850)
Issuance of Common Stock for Services	(12,000)	31,500	50,827	1,336,998
Issuance of Common Stock for Loan Inducement			310,117	310,117
Option/Warrant Expense	325,303	951,250		2,476,553
Issuance of Stock for Interest		241,383		241,383
Depreciation	77,248	82,941	18,435	162,189
Adjustments to reconcile net loss to cash used in operating activities:				—
(Increase) in Deferred Financing Costs				—
(Increase) Accounts Receivable				—
(Increase) Security Deposit	(3,200)	(2,615)		(5,815)
(Increase) in Prepaid Expense	294,741	(269,133)	(60,115)	(54,377)
(Decrease) in Accounts Payable	(322,509)	503,784	(10,653)	259,652
Increase (Decrease) in Accrued Liabilities	86,498	(39,448)	42,578	53,036
Net Cash Flows Used for Operating Activities	(843,416)	(1,942,278)	(1,049,650)	(5,681,114)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(179,490)	(314,736)	(181,995)	(662,057)
Purchase of Marktable Prototype and Patent	—	(1,785,000)	(10,000)	(1,765,000)
Note Receivable	(1,500,000)			(1,500,000)
Accrued Interest earned	(143,452)			(143,452)
Net Cash Flows Used for Investing Activities	(1,822,942)	(2,099,736)	(191,995)	(4,070,509)
Cash Flows from Financing Activities:
Proceeds from Notes Payable — Stockholder			3,775	—
Payment for Note Payable — Stockholder			(5,000)	—
Proceeds from Warrant Conversion		3,171,250		3,171,250
Procceds from Debenture Conversion		5,000,000		5,000,000
Proceeds from Convertible Debt			850,000	—
Issuance of Common Stock for Warrants	135,000			135,000
Issuance of Common Stock for cash			531,395	3,219,121
Net Cash Flows Provided by Financing Activities	135,000	8,171,250	1,380,170	11,525,371
Net Increase (Decrease) in Cash	(2,531,358)	4,129,236	138,525	1,773,748
Cash and cash equivalents — Beginning of period	4,305,105	175,869	37,344	—
Cash and cash equivalents — End of period	$1,773,748	$4,305,105	$175,869	$1,773,748

The Accompanying Notes Are an Integral Part of These Financial Statements.

	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$1,197			$72,543
Income Taxes	$—	$—	$—	$—
NON-CASH TRANSACTIONS
Common stock issued (returned) in exchange for services	$(12,000)	$31,500	$50,827	$1,336,998
Conversion of debt for Stock
Common Stock Issued for Loan Inducement			$310,117	$310,117
Common Stock Issued for Interest		$241,383		$241,383

The Accompanying Notes Are an Integral Part of These Financial Statements.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 1 — Organization:

XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Pursuant to the Plan the Company acquired the following three patents from Xoptix, Inc., a California corporation for Seventy Million (70,000,000) shares (post reverse split one for twenty): No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003.

Pursuant to the Plan, the Company authorized the issuance of 110,530,000 (post reverse split) common shares. Prior to the Plan the Company had no tangible assets and insignificant liabilities. Subsequent to the Plan, the Company completed its name change from Sun River Mining, Inc. to XsunX, Inc. The transaction was completed on September 30, 2003.

XsunX, Inc. is a thin-film photovoltaic “TFPV” company that has spent the last three years in focused research with a photovoltaic material called Amorphous Silicon. During this time, the Company has developed the technical capabilities, qualified core staff, and market understanding that it believes will be necessary to complete the development of its products and establish product manufacturing infrastructure. The products that the Company intends to produce and market are amorphous silicon solar modules on glass panels.

Utilizing this experience and the collective body of intellectual property we have developed, or evaluated as suitable or advantageous for use, we have designed a 120 watt thin film amorphous silicon solar module and a proprietary semiconductor manufacturing system to produce these modules in commercial quantities. We anticipate the manufacture of our solar modules, employing the design of our high-throughput production lines in an automated continuous process, will provide manufacturing costs significantly less than those of traditional crystalline silicon solar module manufacturers, and be highly competitive with other thin film offerings.

Note 2 — Summary of Significant Accounting Policies:

Basis of Presentation — Development Stage Company

The Company has not earned any revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the estimate for the useful life of property and equipment, and the fair value of stock warrants. Actual results could differ from those estimates.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 2 — Summary of Significant Accounting Policies:  – (continued)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2007, 2006 and 2005, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	5 years
Computer equipment	3 years
Commerce server	3 years
Computer software	3 years
Leasehold improvements	Length of the lease

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased.

Net Earnings (Loss) per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses. There are 17,312,000 issued options/warrants outstanding as of September 30, 2007 that are potentially dilutive of which 8,768,167 are currently vested.

Advertising

Advertising costs are expensed as incurred. Total advertising costs were $47,573, $9,050 and $3,979 for the years ended September 30, 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $435,534, $949,472 and $501,423 for the years ended September 30, 2007, 2006 and 2005, respectively.

Other Comprehensive Income

The Company has no components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 3 — Federal Income Tax:

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company’s assets and liabilities and operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 3 — Federal Income Tax:  – (continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2007	2006	2005
Deferred Tax Liability	$4,384,288	$3,858,490	$2,291,714
Deferred Tax Assets
Net Operating Loss Carry forwards Book/Tax Differences in Bases of Assets	0	0	0
Valuation allowance	$4,384,288	$3,858,490	$2,291,714
Net Deferred tax assets	$0	$0	$0

At September 30, 2007, the Company had net operating loss carry forwards of approximately, $10,960,721 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 4 — Capital Stock Transactions:

The authorized capital stock of the Company was established at 500,000,000 shares with no par value.

In the fiscal year ended September 30, 2005, the Company issued a total of 9,818,631 shares of common stock as follows: 6,735,137 shares of common stock were issued, raising gross proceeds of $531,396; 474,231 shares of common stock were issued in transactions for consulting services valued at $40,000; and 2,609,263 shares of common stock were issued in connection with the sale of an $850,000 secured convertible debenture by the Company.

In the fiscal year ended September 30, 2006, the Company issued a total of 33,293,217 shares of common stock as follows: 33,120,851 shares of common stock registered pursuant to an effective registration statement were issued pursuant to the conversion of secured convertible debentures, raising gross proceeds of $9,294,133; 72,366 shares of common stock were issued for consulting services valued at $31,500; and 100,000 shares of common stock were issued in connection with the exercise of 100,000 warrants bearing an exercise price of $.15 each.

The following represents a detailed analysis of the 2007 capital stock transactions.

Return of Shares for Services — In December 2006, the Company entered into a settlement agreement with a service provider in which the service provider returned to the Company 150,000 of the 300,000 shares of common stock issued to the service provider in the period ended March 31, 2005. The returned shares were received and cancelled effective January 2007. As a result of the return and cancellation of these shares, the Company recorded a credit to expenses in the amount of $12,000 and a debit to paid in capital of $12,000 for the period ending March 31, 2007. The $12,000 represents one half of the monetary value expensed by the Company in the period in which the shares were issued.

Return of Security Shares — In conjunction with the sale of convertible debentures in the amount of $850,000 and $5,000,000 in the fiscal periods ended December 31, 2005 and 2006 respectively, the Company issued and deposited into escrow 26,798,418 shares of common stock as part of a security structure for the above referenced obligations. As of September 30, 2006 the principal balance of the debentures had been reduced to $0.0. Subsequently the holder of the debentures provided the Company with a notice of release of its security interests and returned the security shares to the Company for cancellation. On January 18, 2007 the above shares were cancelled on the Company’s books.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 4 — Capital Stock Transactions:  – (continued)

Issuance of Shares — Warrant Conversion — In September 2007, a consultant exercised the remaining 900,000 of the 1,000,000 $.15 cent warrants granted to the consultant in September 2004. The amount of $135,000 was paid to XsunX by the consultant and 900,000 shares of unregistered common stock were issued.

Note 5 — Employment and Consulting Agreements:

Effective January 1, 2007, XsunX, Inc. entered into two year Employment Agreements with the following individuals:

Joseph Grimes	Chief Operating Officer	$150,000.00
Jeff Huitt	Chief Financial Officer	$135,000.00
Robert Wendt	Vice President of Engineering	$150,000.00
Kurt Laetz	Vice President of Global Sales	$120,000.00 (1)

(1)	Effective September 2007 Kurt Laetz terminated his employment agreement and employment with the Company.

Effective January 26, 2007, XsunX entered into a two year Consulting and Advisory Agreement with Dr. John Moore to become the Chairman of the Company’s Scientific Advisory Board. The Company compensates Dr. Moore $1,500 per month for his services.

Effective February 22, 2007, XsunX entered into a two year Consulting and Advisory Agreement with Dr. Edward Yu to become a member of the Company’s Scientific Advisory Board. The Company compensates Dr. Moore $1,000 per month for his services.

Effective April 23, 2007, XsunX entered into a two year Consulting and Advisory Agreement with Dr. Richard Ahrenkiel to become a member of the Company’s Scientific Advisory Board. The Company compensates Dr. Moore $1,000 per month for his services.

Effective August 28, 2007, XsunX entered into a two year Consulting and Advisory Agreement with Dr. Michael Russak to become a member of the Company’s Scientific Advisory Board. The Company compensates Dr. Moore $1,000 per month for his services.

Note 6 — Stock Options and Warrants:

Stock Option Plan

On January 5, 2007, the Board of Directors of XsunX resolved to establish the Company’s 2007 Stock Option Plan to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. A total of 20,000,000 shares of common stock are authorized under the plan.

Stock-Based Compensation

Effective September 30, 2007, XsunX adopted SFAS No. 123(R), (“Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 6 — Stock Options and Warrants:  – (continued)

XsunX records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, XsunX applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

XsunX uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption, XsunX considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data for stock option forfeitures. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2007 was $325,303, increasing basic loss $.002 per share.

Warrant Grants

There were no Warrants issued by the Company in the year ended September 30, 2007.

Stock Option Plan Grants

During the year ended September 30, 2007 the board of directors authorized the grant of options to purchase an aggregate of 2,200,000 shares of the Company’s common stock of which 1,950,000 remain authorized. Such options are exercisable at prices ranging from $.41 to $.53 per share, and expire at various times through August 2012.

The following represents a detailed analysis of the 2007 stock option grants.

Consulting Incentive Options: In connection with entering into a Consulting and Advisory Agreement effective January 26, 2007 with Dr. John Moore for two years service as Chairman of the Company’s Scientific Advisory Board, the Company issued to Dr. Moore 150,000 options under the terms of a Stock Option Agreement, with an exercise price of $.46 per share. The options have a 5 year exercise term and vest under the following provisions:

(b)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of April 26, 2007. Thereafter, the Option shall vest become exercisable at the rate of 18,750 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Jeff Huitt for two years service as Chief Financial Officer, the Company issued to Mr. Huitt 500,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options have a 5 year exercise term and vest under the following provisions:

(c)	The Option became exercisable in the amount of 50,000 shares upon the First Vesting Date of April 1, 2007. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.
(d)	This Option shall also become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 6 — Stock Options and Warrants:  – (continued)

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Robert Wendt for two years service as Vice President of Engineering, the Company issued to Mr. Wendt 500,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 50,000 shares upon the First Vesting Date of April 1, 2007. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.
(b)	This Option shall also become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Kurt Laetz for two years service as Vice President of Sales, the Company issued to Mr. Laetz 250,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. As of September 30, 2007 Mr. Laetz no longer worked for the Company and the above referenced option grant was terminated and the available options were returned to the pool of available options under the XsunX 2007 Stock Option Plan.

Employment Incentive Options — In connection with entering into an Employment Agreement effective January 1, 2007 with Joseph Grimes for two years service as Chief Operating Officer, the Company issued to Mr. Grimes 500,000 options under the terms of a Stock Option Agreement effective January 26, 2007, with an exercise price of $.46 per share. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 50,000 shares upon the First Vesting Date of April 1, 2007. Thereafter, the Option shall vest and become exercisable at the rate of 50,000 Shares per calendar quarter up to a total of 400,000 shares.
(b)	This Option shall also become exercisable in the amount of 50,000 shares for each of the first two sales/licensure of an XsunX system.

Consulting Incentive Options: In conjunction with entering into a Consulting and Advisory Agreement effective February 22, 2007 with Dr. Edward Yu for two years service as a member of the Company’s Scientific Advisory Board, the Company issued to Dr. Yu 100,000 options under the terms of a Stock Option Agreement, with an exercise price of $.53 per share. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of May 23, 2007. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Consulting Incentive Options: In conjunction with entering into a Consulting and Advisory Agreement effective April 23, 2007 with Dr. Richard Ahrenkiel for two years service as a member of the Company’s Scientific Advisory Board, the Company issued to Dr. Yu 100,000 options under the terms of a Stock Option Agreement, with an exercise price of $.45 per share. The options have a 5 year exercise term and vest under the following provisions:

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 6 — Stock Options and Warrants:  – (continued)

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of July 24, 2007. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

Consulting Incentive Options: In conjunction with entering into a Consulting and Advisory Agreement effective August 28, 2007 with Dr. Michael Russak for two years service as a member of the Company’s Scientific Advisory Board, the Company issued to Dr. Russak 100,000 options under the terms of a Stock Option Agreement, with an exercise price of $.41 per share. The options have a 5 year exercise term and vest under the following provisions:

(a)	The Option became exercisable in the amount of 12,500 shares upon the First Vesting Date of November 29, 2007. Thereafter, the Option shall vest become exercisable at the rate of 12,500 Shares per calendar quarter, or any apportioned amount thereof, during the term of engagement of the Optionee by XsunX.

The total charged in expense for the 2007 fiscal year was $325,303 for the issuance of the above described warrants and stock options.

A summary of option and warrant activity for the years ended September 30, 2007, 2006 and 2005 is as follows:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Accrued Options/ Warrants Exercisable	Weighted- Average Exercise Price
Outstanding, September 30, 2004	8,000,000	$0.15	5,500,000	$0.15
Granted 2005	7,125,000	$0.17	6,708,334	$0.17
Exercisable from 2004 in 2005	—		1,200,000	0.15
Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16
Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised 2006	(4,375,000)	$0.48	(4,375,000)	$0.48
Exercised from 2004 in 2006	(100,000)	$0.15	(100,000)	$0.15
Exercised from 2005 in 2006	(6,375,000)	$0.17	(6,375,000)	$0.17
Exercisable from 2004 in 2006	—		300,000	$0.15
Exercisable from 2005 in 2006	—		300,000	$0.20
Outstanding, September 30, 2006	16,262,000		8,701,334
Granted 2007	1,950,000	$0.46	554,167	$0.46
Exercised 2007	—		—
Exercised from 2004 in 2007	(900,000)	$0.15	(900,000)	$0.15
Exercised from 2005 in 2007	—		—
Exercised from 2006 in 2007	—		—
Exercisable from 2004 in 2007	—		—
Exercisable from 2005 in 2007	—		116,666	$0.20
Exercisable from 2006 in 2007	—		296,000	$0.51
Outstanding, September 30, 2007	17,312,000	$0.33	8,768,167	$0.22

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 6 — Stock Options and Warrants:  – (continued)

At September 30, 2007, the range of option/warrant prices for shares under options/warrants not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted-Average Exercise Price
$ 0.15	7,000,000	$0.15	1.9	6,000,000	$0.15
$ 0.20	750,000	$0.20	0.3	750,000	$0.20
$ 0.25	7,000,000	$0.25	3.0	1,000,000	$0.25
$ 0.41	100,000	$0.41	4.9	4,167	$0.41
$ 0.45	100,000	$0.45	4.6	20,833	$0.45
$ 0.46	1,650,000	$0.46	4.3	500,000	$0.46
$ 0.51	500,000	$0.51	3.8	352,000	$0.51
$ 0.53	100,000	$0.53	4.4	29,167	$0.53
$ 1.69	112,000	$1.69	3.5	112,000	$1.69
	17,312,000			8,768,167

Note 7 — Marketable Production Machine Acquisition:

Subject to the terms of the Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties are building a first run production machine for the purpose of proofing and demonstrating certain thin film solar cell manufacturing technology. The parties intend to sell this first machine and have agreed to a 50/50 split of the net proceeds of the sale of this machine excluding production costs and reasonable marketing expenses.

Note 8 — Notes, Commitments, and Contingencies:

Trademark Transfer Agreement

In November 2007, the Company elected not to complete the trademark transfer agreement for “POWER GLASS.” The value of the Trademark is minimal given the Company’s expanded focus on manufacturing. As a result, $40,000 previous recorded as an asset associated with this Trademark were written off effective September 30, 2007 and recorded in research and development expense.

Operating Leases

In April 2006 the Company entered into a three year lease for operations facilities in Golden, CO. The Company provided a $2,615 security deposit and expensed $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $905 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities.

Rent Schedule	Annual Rate/sf	Annualized Rent	Monthly Rent
7/1/06 – 6/30/07	$6.75	$20,250.00	$1,687.50
7/1/07 – 6/30/08	$6.95	$20,850.00	$1,737.50
7/1/08 – 6/30/09	$7.16	$21,480.00	$1,790.00

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 8 — Notes, Commitments, and Contingencies:  – (continued)

Agreement for the Sale of Equipment

The Company has entered into agreements for the sale of certain vacuum deposition technology equipment valued at $41,800,000, excluding royalty payments based on per watt annualized production totals. The agreements, consisting of a systems sale and a royalty based manufacturing license agreement, provide for thin film photovoltaic production equipment and two product development tools specializing in the fabrication of micro-crystalline and amorphous thin film silicon solar cells. Manufacture of the product development tools was scheduled to begin in June 2007 upon receipt of initial payments from the buyer. The Company extended the down payment requirement by three months on July 17, 2007. The down payment was not received by the due date. As of the date of this report, the Company has notified the buyer of the termination of the purchase and license agreement.

Legal Proceedings

None

Note 9 — Planned Expansion of Business Operations:

In March XsunX launched efforts to expand the scope of business development efforts to include the planned establishment of a solar energy module manufacturing facility to be located in Oregon, USA. The Company intends to finance the associated costs for the build out of new facilities in a series of debt and/or equity financings.

Note 10 — Note Receivable:

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

On September 7, 2007, XsunX initiated the final funding of disbursements under a Promissory Note and Loan Agreement dated January 1, 2007, between XsunX and a private technology development firm. Under the Promissory Note and Loan Agreement XsunX has funded and extended the principal amount of $1,500,000 dollars to the private firm.

Use of the licensed plasma technology by XsunX in any of its planned or future processes or products has and continues to be subject to completion of development by Sencera, LLC, substantiation of intended performance criteria under the agreements, and determination of commercial application suitability by XsunX.

As of September 30, 2007 the current balance of the note receivable was $1,500,000 plus accrued interest earned of $143,452.

Note 11 — Other Income — Legal Settlement:

Effective March 23, 2007 XsunX entered into a binding letter of intent (“LOI”) with a manufacturer (the “Seller”) of photovoltaic products for the purchase of certain net assets of the manufacturer for the amount of five million dollars ($5,000,000) USD in a cash transaction.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 11 — Other Income — Legal Settlement:  – (continued)

On or about April 27, 2007 the Company was notified by the Seller of a change in direction and decision not to complete the sale of assets under the LOI agreement. XsunX filed a complaint (“Lawsuit”) against the Seller and related entities in the United States District Court for the District of Massachusetts on May 10th, 2007, alleging breach of contract and other claims.

On August 23, 2007 the Seller and XsunX entered into a settlement agreement (“Settlement”). The Settlement became effective upon the transfer by the Seller to XsunX of one million one hundred thousand dollars USD ($1,100,000) on August 27, 2007.

Upon the effectiveness of the Settlement counsel for each of the parties filed with the United States District Court for the District of Massachusetts a Stipulation of Dismissal with Prejudice thereby dismissing the Lawsuit with prejudice. Each of the parties has unconditionally and irrevocably released, waived, and forever discharged each other from claims related to the LOI and the Lawsuit.

Note 12 — Subsequent Events:

Financing

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company (“Fusion Capital”). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million.

The purchase price of the shares related to the $20 million balance of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future funding(s), penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement.

The proceeds received by the Company under the common stock purchase agreement are expected to be used to build an initial base production system delivering full size commercial quality solar modules, and initiate the manufacture of the first of four (4) planned 25 megawatt systems under the Company’s planned

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 12 — Subsequent Events:  – (continued)

100 megawatt thin film solar module production facility. Proceeds may also be used to lease and prepare manufacturing facilities with the necessary support systems for the manufacturing line, inventory, staff, and general working capital.

Changes/Additions to the Board of Directors

On November 12, 2007, the Company announced the appointment of Mr. Oz Fundingsland as Director, effective November 12, 2007. Mr. Fundingsland brings over forty years of sales, marketing, executive business management, finance, and corporate governance experience to XsunX. His professional and business experience principally originated with his tenure, commencing in 1964, at Applied Magnetics Corp., a disk drive and data storage company. Prior to his retirement from Applied Magnetics in 1994, Mr. Fundingsland served as an Executive Officer and Vice President of Sales and Marketing for 11 years directing sales growth from $50 million to over $550 million. Commencing in 1993 through 2003 Mr. Fundingsland served as a member of the board of directors for the International Disk Drive Equipment Manufacturers Association “IDEMA” where he retired emeritus, and continues to serve as an advisor to the board. For the last 13 years, Mr. Fundingsland has provided consulting services assisting with sales, marketing, and management to a host of companies within the disk drive, optical, software, and LED industries.

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director, effective November 26, 2007. Dr. Russak is also a member of the Company’s Scientific Advisory Board. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. Dr. Russak is currently Executive Director of IDEMA-US, the trade association for the Hard Disk Drive Industry. He has published over 90 technical papers, and holds 23 U.S. patents.

Executive Compensation

The Board of Directors of the Company Authorized Salary Increases effective November 6, 2007 for the following individuals:

Tom Djokovich	Chief Executive Office	$70,000.00 Increase to $220,000.00
Joseph Grimes	Chief Operating Officer	$60,000.00 Increase to $210,000.00
Jeff Huitt	Chief Financial Officer	$20,000.00 Increase to $155,000.00

Stock Option Plan Grants

As part of a plan for the Company to provide stock based incentives to employees and consultants, and attract new employees and members to its board of directors, the Company engages in a policy of providing stock option grants. Between the period beginning October 1, 2007 and the date of this report, the board of

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 12 — Subsequent Events:  – (continued)

directors authorized the grant of options to purchase an aggregate of 3,800,000 shares of the Company’s common stock. Such options are exercisable at the price of $.36 per share, and expire at various times through November 2012.

Employment Incentive Option Grants — In connection with the start of the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities the Company authorized employment incentive option grants to the following employees on October 23rd 2007 at an exercise price per share of $0.36. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options have a 5 year exercise term and vest in conjunction with a performance milestone based vesting schedule as described below:

Joseph Grimes	500,000 Option Shares
Robert G. Wendt	500,000 Option Shares
Dr. Guang Lin	300,000 Option Shares

The vesting schedule for Mr. Grimes and Mr. Wendt is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee(s) of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	100,000 shares upon the assembly and commissioning of the base line production system.
(b)	100,000 shares upon the production of a commercial size working sample of the Company’s planned tandem junction amorphous silicon solar module.
(c)	300,000 shares upon the assembly and commissioning of the initial 25 mega watt production system as contemplated within the Company’s phased build out plan for a solar module manufacturing facility.

The vesting schedule for Dr. Guang is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	100,000 shares upon the assembly and commissioning of the base line production system.
(b)	150,000 shares upon the production of a commercial size working sample of the Company’s planned tandem junction amorphous silicon solar module.
(c)	50,000 shares upon the assembly and commissioning of the initial 25 mega watt production system as contemplated within the Company’s phased build out plan for a solar module manufacturing facility.

Board of Directors Incentive Option Grants — In furtherance of the Company’s policy to compensate current members, and attract new members, to its Board of Directors, the Company authorized incentive option grants to the following Directors at an exercise price per share of $0.36. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.The options carry 5 year exercise terms and vest as described below:

Thomas Anderson	October 23, 2007	1,500,000 Option Shares (*)
Oz Fundingsland	November 11, 2007	500,000 Option Shares
Dr. Michael Russak	November 26, 2007	500,000 Option Shares

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 12 — Subsequent Events:  – (continued)

The vesting schedule for Mr. Anderson:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)	The Option became exercisable in the amount of 1,000,000 shares upon the effective date of the grant for services rendered as a member of the Company Board of Directors from the period beginning October 1, 2003 through September 30, 2007.
(b)	Beginning October 1, 2007, the Option shall vest and become exercisable at the rate of 62,500 Shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 250,000 shares.

The vesting schedule for Mr. Fundingsland is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)	Beginning November 12, 2007, the Option shall vest and become exercisable at the rate of 62,500 Shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 500,000 shares.

The vesting schedule for Dr. Russak is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)	Beginning November 26, 2007 the Option shall vest and become exercisable at the rate of 62,500 Shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 500,000 shares.

(*) Amendment to Stock Option Grant — On November 12, 2007 the Company entered into an agreement amending the terms of a stock option grant dated October 23, 2007 between the Company and Mr. Thomas Anderson, a member of the XsunX Board of Directors. The amendment provided for an increase of 250,000 options to the pool of options available within the vesting provisions of the grant. All other provision of the stock option grant remained the same. The vesting schedule for item (b) was amended as follows:

(b)	Beginning October 1, 2007 the Option shall vest and become exercisable at the rate of 62,500 Shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company Board of Directors up to a total of 500,000 shares.

Note 13 — Financial Accounting Developments:

Recently issued Accounting Pronouncements

SFAS 155 — ‘Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140’

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 13 — Financial Accounting Developments:  – (continued)

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

(a)	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
(b)	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
(c)	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
(d)	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
(e)	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

SFAS 156 — ‘Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140’

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

(1)	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
(2)	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
(3)	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
(4)	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 13 — Financial Accounting Developments:  – (continued)

are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
(5)	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.