Form 10-Q
period 2007-12-31
XSUNX INC
filed 2008-02-19
CIK 1039466

FORM 10-Q
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended December 31, 2007

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

Title of each class: None

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 15, 2008 the number of shares outstanding of the registrant's only class of common stock was 173,402,188.

Table of Contents

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Condensed Consolidated Financial Statements

Independent Auditor's Report	F-1

Balance Sheets December 31, 2007 (unaudited) and September 30, 2007 audited	F-2

Statements of Operations for the Three Months ended December 31, 2007 and 2006 (unaudited) and the period February 25, 1997 (inception) to December 31, 2007	F-3

Statements of Stockholders Equity for the period February 25, 1997 (inception) to December 31, 2007 unaudited)	F-4

Statements of Cash Flows for the Three Months ended December 31, 2007 and 2006 (unaudited) and the period February 27, 1997 (inception) to December 31, 2007	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 Qualitative and Quantitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 1a.Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	17

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA

We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC
Denver, CO
February 14, 2008

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
February 14, 2008

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	December 31,	September 30,
	2007	2007
ASSETS:
Current assets:
Cash	$2,188,260	$1,773,748
Prepaid Expenses	6,481	54,377

Total current assets	2,194,741	1,828,125

Fixed assets:
Office & Misc. Equipment	39,450	39,437
Research and Development Equipment	634,907	532,795
Leasehold Improvement	89,825	89,825
Total Fixed Assets	764,182	662,057
Less Depreciation	(292,147)	(162,189)

Total fixed assets	472,035	499,868

Other assets:
Patents/Trade Marks		-
Security Deposit	5,815	5,815
Accrued Interest Receivable	234,192	143,452
Note Receivable	1,500,000	1,500,000
Marketable Prototype	1,765,000	1,765,000

Total other assets	3,505,007	3,414,267

TOTAL ASSETS	$6,171,783	$5,742,260

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$238,897	$259,652
Accrued Expenses	55,077	53,036
Current Portion of Note Payable
Total current liabilities	293,974	312,688

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares where issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 164,753,188 shares issued and outstanding at December 31, 2007 and 157,919,856 shares were issued and outstanding at September 30, 2007	15,669,169	13,563,869
Paid in Capital - Common Stock Warrants & Fees	3,635,418	2,326,553
Deferred Stock Compensation	(1,051,000)
Deficit accumulated during the development stage	(12,375,778)	(10,460,850)
Total stockholders' profit (deficit)	5,877,809	5,429,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,171,783	$5,742,260

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			Feb. 25, 1997
			(Inception) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007
Revenue
Service Income	$-	$-	$14,880
Other Income			-

Total Revenue	-	-	14,880

Expenses:
Advertising	4,530	16,747	65,132
Bank Charges	531	25	4,411
Conferences & Seminars	3,715	9,271	29,707
Consulting	27,277	35,982	1,537,861
Depreciation	129,958	27,047	311,760
Directors' Fees			11,983
Due Diligence			45,832
Dues and Subscriptions			-
Equipment Rental			1,733
Filing Fees			8,610
Impairment loss			923,834
Insurance	22,164	3,535	92,483
Legal & Accounting	59,039	77,418	797,419
Licenses & Fees	618	20	7,163
Commitment and Loan Fees	89,300		831,134
Meals & Entertainment			4,119
Miscellaneous	100	2,135	7,478
Office Expenses	3,794	6,229	45,294
Patent Fees		1,181	2,469
Postage & Shipping	1,375	688	16,203
Printing	408	6,911	28,878
Public Relations	68,674	26,630	558,035
Recruitment Expenses	1,403		48,467
Research & Development	6,406	209,945	2,022,328
Rent	17,208	14,860	129,731
Salaries	235,585	140,615	1,994,707
Subscription Reports		10	9,858
Taxes	1,666		10,503
Telephone	4,987	7,162	79,910
Transfer Agent Expense		283	20,365
Travel, Meals & Entertainment	31,376	29,829	305,869
Utilities	2,408		10,511
Abandoned Equipment			808
Option / Warrant Expense	1,308,865		3,785,418

Total Operating Expenses	2,021,387	616,523	13,750,013

Other (Income) Expense
Interest Expense	395		248,955
Interest Income	(106,854)	(32,843)	(448,536)
Legal Settlement			(1,100,000)
Other			-
Forgiveness of Debt			(59,773)

Total Other Income/Expense	(106,459)	(32,843)	(1,359,354)

Net (Loss)	$(1,914,928)	$(583,680)	$(12,375,778)

Per Share Information:
Basic and Diluted
Weighted average number of common shares outstanding	163,724,263	157,169,856

Net Loss per Common Share	$(0.01)	$(0.004)

See Accountnats' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
December 31, 2007
(Unaudited)

						Deficit
					Paid in Capital	Accumulated
					Common	During the
	Treasury Stock		Common Stock		Stock	Exploration
	# of Shares	Amount	# of Shares	Amount	Warrants	Stage	Totals

Inception February 25, 1997	-	-	-	-	-	-	-

Issuance of stock for cash	-	-	15,880	217,700	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	312,106
Net Loss for Year	-	-	-	-	-	(193,973)	(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	(193,973)	335,834

Issuance of stock for services	-	-	1,500	30,000	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	(50,000)
Net Loss for Year	-	-	-	-	-	(799,451)	(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	463,500
Net Loss for Year	-	-	-	-	-	(1,482,017)	(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	27,000
Net Loss for year	-	-	-	-	-	(118,369)	(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	337,887
Net Loss for year	-	-	-	-	-	(32,402)	(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	(2,626,212)	(366,906)

Net Loss for year	-	-	-	-	-	(47,297)	(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	(2,673,509)	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	225,450
Issuance of stock for Debt	-		115,000	121,828	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	125,200
Net Loss for year	-	-	-	-	-	(145,868)	(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	(2,819,377)	2,350

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-	1,200,000	-	1,200,000
Net Loss for Year	-	-	-	-	-	(1,509,068)	(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	1,200,000	(4,328,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	360,945
Issuance of stock for collateral	26,798,418	-	-	-	-	-	-
Net Loss for Year			-	-	-	(1,400,839)	(1,400,839)

Balance - September 30, 2005	26,798,418	-	123,876,639	3,996,735	1,200,000	(5,729,284)	(532,549)

Issuance of stock for services	-	-	72,366	31,500	-	-	31,500
Issuance of Common Stock Warrants	-	-	-	-	951,250	-	951,250
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000			5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383			241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250			3,171,250
Net Loss for Year	-	-	-	-	-	(3,441,940)	(3,441,940)

Balance September 30, 2006	26,798,418	-	157,169,856	13,290,869	2,151,250	(9,171,354)	6,270,765

Cancelation of Stock for Services Returned			(150,000)	(12,000)			(12,000)
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley			900,000	285,000	(150,000)		135,000
Stock Option / Warrant Expense					325,303		325,303
Net Loss for Year						(1,289,497)	(1,289,497)

Balance September 30, 2007	-	$-	157,919,856	$13,563,869	$2,326,553	$(10,460,850)	5,429,572

Issuance of Stock for Cash			3,333,332	$1,000,000			1,000,000
Issuance of Common Stock for Services			3,500,000	$1,105,300	$1,308,865		2,414,165
Deferred Stock Compensation							(1,051,000)
Net Loss for the Period						(1,914,928)	(1,914,928)

Balance December 31, 2007	-	$-	164,753,188	$15,669,169	$3,635,418	$(12,375,778)	5,877,809

See Accountnats' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Feb. 25, 1997
			(Inception) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Loss	$(1,914,928)	$(583,680)	$(12,375,778)

Issuance of Common Stock for Services			1,336,999
Issuance of Common Stock for Commitment Fee			310,117
Amortization of Common Stock for Commitment Fee	54,300		54,300
Option / Warrant Expense	1,308,865		3,785,418
Issuance of Stock for Interest			241,383
Depreciation	129,958	27,047	292,147

Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in Deferred Financing Costs			-
(Increase) Accounts Receivable			-
(Increase) Security Deposit	-	(1,700)	(5,815)
(Increase) in Prepaid Expense	47,896		(6,481)
(Decrease) in Accounts Payable	(20,755)	449,880	238,897
Increase (Decrease) in Accrued Liabilities	2,041	(476,153)	55,077

Net Cash Flows Used for Operating Activities	(392,623)	(584,606)	(6,073,736)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(102,125)	(28,360)	(764,183)
Purchase of Marktable Prototype and Patent	-		(1,765,000)
Note Receivable	-		(1,500,000)
Accrued Interest earned	(90,740)		(234,192)

Net Cash Flows Used for Investing Activities	(192,865)	(28,360)	(4,263,375)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion			3,171,250
Procceds from Debenture Conversion			5,000,000
Proceeds from Convertible Debt			-
Issuance of Common Stock for Warrants			135,000
Issuance of Common Stock for cash	1,000,000		4,219,121

Net Cash Flows Provided by Financing Activities	1,000,000	-	12,525,371

Net Increase (Decrease) in Cash	414,512	(612,966)	2,188,260

Cash and cash equivalents - Beginning of period	1,773,748	4,305,105	-

Cash and cash equivalents - End of period	$2,188,260	$3,692,139	$2,188,260

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$395		$72,938
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued (returned) in exchange for services			$1,336,998
Conversion of debt for Stock			$-
Common Stock Issued for Commitment Fee	$54,300		$364,417
Common Stock Issued for Interest			$241,383

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 1 –  Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., (the “Company”) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2007 and the results of operations for the three months ended December 31, 2007 and 2006 and for the period February 25, 1997 (inception) to December 31, 2007, and cash flows for the three-months ended December 31, 2007 and 2006 and for the period February 25, 1997 (inception) to December 31, 2007. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2007.

Note 2 – Lease - Golden Suite:

As of July 1, 2006 a new lease was signed for the Golden Office in the amount of $1,687.50 per month plus a fee of $825.00 for utilities. The rent increased to $1,738 per month on July 1, 2007 and will increase to$1,790.00 per month on July 1, 2008. The lease expires on June 30, 2009.

Note 3 – Financing:

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company ("Fusion Capital"). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the common stock purchase agreement, up to the full aggregate commitment of $21 million.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

The purchase price of the shares related to the $20 million balance of future funding will be based on the prevailing market prices of the Company's shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future funding(s), penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock, valued at $1,105,300 or approx. $0.32 per share as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. This commitment fee will be amortized ratably as the Company sells additional shares. The commitment fee related to the first $1,000,000 sale is $54,300. Should the agreement be terminated, the remaining unamortized portion of the commitment fee will be expensed. Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement.

The proceeds received by the Company under the common stock purchase agreement are expected to be used to build an initial base production system delivering full size commercial quality solar modules, and initiate the manufacture of the first of four (4) planned 25 megawatt systems under the Company's planned 100 megawatt thin film solar module production facility. Proceeds may also be used to lease and prepare manufacturing facilities with the necessary support systems for the manufacturing line, inventory, staff, and general working capital.

Note 4 – Technology Development and Licensing Agreement:

On January 1, 2007, XsunX, Inc. issued a secured, seven year, 10% note to Sencera, LLC in the amount up to $1,500,000. Under the terms, the Company provided Sencera, LLC with $400,000 at the time of signing and $137,500 per month for up to eight months. These funds are to be used to develop technology and obtain licenses in agreement with the Technology Development and License Agreement between Sencera and XsunX, Inc also signed on January 1, 2007. The License Agreement provides XsunX with licensing rights to plasma deposition technologies for future use by XsunX in solar product manufacturing technologies. The note may be converted into a membership interest in Sencera, LLP and an extension of the license for a period of three years. The security consists of the license rights, the ability to exercise the conversion and all other rights and remedies provided by law.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

On September 7, 2007, XsunX initiated the final funding of disbursements under the Promissory Note and Loan Agreement dated January 1, 2007, between XsunX and Sencera, LLC. Under the Promissory Note and Loan Agreement, XsunX has funded and extended the principal amount of $1,500,000 dollars to Sencera, LLC.

Use of the licensed plasma technology by XsunX in any of its planned or future processes or products has and continues to be subject to completion of development by Sencera, LLC, substantiation of intended performance criteria under the agreements, and determination of commercial application suitability by XsunX.

As of December 31, 2007, the current balance of the note receivable was $1,500,000 plus accrued interest earned of $234,192.

Note 5 – Employment and Consulting Agreements:

The Company authorized employment incentive option grants to the following employees on October 23rd 2007 at an exercise price per share of $0.36 in conjunction with a performance milestone based vesting schedule as described below:

Joseph Grimes	500,000 Option Shares
Robert G. Wendt	500,000 Option Shares
Dr. Guang Lin	300,000 Option Shares

The vesting schedule for Mr. Grimes and Mr. Wendt is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee(s) of the following performance milestones as they may relate to the Company's phased build out plan for a solar module manufacturing facility:

(a) 100,000 shares upon the assembly and commissioning of the base line production system.

(b) 100,000 shares upon the production of a commercial size working sample of the Company's planned tandem junction amorphous silicon solar module.

(c) 300,000 shares upon the assembly and commissioning of the initial 25 mega watt production system as contemplated within the Company's phased build out plan for a solar module manufacturing facility.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

The vesting schedule for Dr. Guang is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following performance milestones as they may relate to the Company's phased build out plan for a solar module manufacturing facility:

(a) 100,000 shares upon the assembly and commissioning of the base line production system.

(b) 150,000 shares upon the production of a commercial size working sample of the Company's planned tandem junction amorphous silicon solar module.

(c) 50,000 shares upon the assembly and commissioning of the initial 25 mega watt production system as contemplated within the Company's phased build out plan for a solar module manufacturing facility.

Note 6 - Changes/Additions to the Board of Directors:

Addition - Mr. Oz Fundingsland as Director

On November 12, 2007, the Company announced the appointment of Mr. Oz Fundingsland as Director, effective November 12, 2007. Mr. Fundingsland brings over forty years of sales, marketing, executive business management, finance, and corporate governance experience to XsunX. His professional and business experience principally originated with his tenure, commencing in 1964, at Applied Magnetics Corp., a disk drive and data storage company. Prior to his retirement from Applied Magnetics in 1994, Mr. Fundingsland served as an Executive Officer and Vice President of Sales and Marketing for 11 years directing sales growth from $50 million to over $550 million. Commencing in 1993 through 2003 Mr. Fundingsland served as a member of the board of directors for the International Disk Drive Equipment Manufacturers Association "IDEMA" where he retired emeritus, and continues to serve as an advisor to the board. For the last 13 years, Mr. Fundingsland has provided consulting services assisting with sales, marketing, and management to a host of companies within the disk drive, optical, software, and LED industries.

Addition - Dr. Michael A. Russak as Director

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

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

Board of Directors Incentive Option Grants — In furtherance of the Company’s policy to compensate current members, and attract new members, to its Board of Directors, the Company authorized incentive option grants to the following Directors at an exercise price per share of $0.36. The options were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The options carry 5 year exercise terms and vest as described below:

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

(b)
Beginning October 1, 2007, the Option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company’s Board of Directors up to a total of 250,000 shares.

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

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

The vesting schedule for Mr. Fundingsland is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)
Beginning November 12, 2007, the Option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company’s Board of Directors up to a total of 500,000 shares.

The vesting schedule for Dr. Russak is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)
Beginning November 26, 2007 the Option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company’s Board of Directors up to a total of 500,000 shares.

Note 7 – Legal:

On December 7, 2007, the Company filed an action for breach of contract and declaratory relief in the Superior Court of Orange County, California, against Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, and Capitoline Financial Group LLC. The action is captioned XsunX, Inc. v. Wharton Capital Partners, Ltd, et al., and is pending in the above Court as case no. 07CC12772 (“XsunX Action”). The XsunX Action was brought to seek a court determination that the Company does not owe any fees to the above defendants by reason of the Fusion Capital transaction, (see Note. 3 - Financing). The Company believes that no agreement between Wharton and the Company was executed and therefore no valid agreement between the parties exists. The XsunX Action also seeks return of confidential materials from the above defendants. On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, filed an action in the U.S. District Court for the Southern District of New York against the Company stemming from the same matter. That action is captioned Wharton Capital Partners Ltd, and Wharton Capital Markets LLC v. XsunX, Inc., and is pending in the above Court as case no. 080CV0056 (“Wharton Action”). The Wharton Action seeks fees in an amount equal to 7% of the gross proceeds received by the Company under the Fusion financing agreement. The Company asserts that no fees are owed to Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, or Capitoline Financial Group LLC. The Company intends to vigorously prosecute the XsunX Action and to vigorously defend the Wharton Action. In the event that the Company does not prevail we may be required to provide Wharton a payment of 7% of any proceeds received by the Company under the Fusion financing agreement.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 8 - Subsequent Events:

Executive Compensation

The Board of Directors of the Company Authorized Salary Increases in January 2008 for the following individuals:

Tom Djokovich	Chief Executive Office	$70,000 Increase to $220,000
Joseph Grimes	Chief Operating Officer	$60,000 Increase to $210,000
Jeff Huitt	Chief Financial Officer	$20,000 Increase to $155,000
Robert Wendt	Vice President of Engineering	$50,000 Increase to $200,000

Directors Compensation

Beginning October 2007, the Company elected to provide its Board of Directors with a monthly stipend of $1,500. The decision was driven by the Company’s efforts to attract and retain qualified members, and provide compensation during a period of expansion of operations while the Company works to establish manufacturing facilities.

Financing

On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

Form S-1 Registration Statement

On January 18, 2008, XsunX, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission as required in our financing agreements with Fusion Capital Fund II, LLC and Cumorah Capital.

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

We plan to deposit two separate solar cell layers of amorphous silicon on to a one meter by one point six meter size (1m X 1.6m) glass substrate. This is to increase the amount of absorbed and converted solar energy in our modules. Based on previous experimental and limited commercial use of our thin film deposition recipes, we anticipate the finished solar module to produce 7.9% frame to frame efficiency delivering approximately 125 peak watts of direct current “DC” power. We believe that we may be able to improve conversion efficiencies through the use of derivative forms of amorphous and other proprietary cell structures.

Planned Manufacturing Capacities

In the 2008 calendar year, we anticipate completing the assembly and installation of a small scale baseline production system and initiating construction and commissioning our first full scale 25 MW system. Barring assembly delays, we anticipate completing the assembly of our first 25MW line between December 2008 and January 2009. Near the end of the 2008 calendar year, we plan to launch the build-out of the first of three additional 25 MW systems necessary to eventually bring our capacity to 100 MW. Barring assembly delays, the first of these lines is slated to come on-line in November 2009, the second in January 2010, and the final 25 MW in March 2010. We intend to use the balance of the 2010 year to continue to work to improve system utilization, add shifts, and increase module yields to bring our production to peak capacities of 100 MW or more of annualized solar module production. To complete each new production line, we plan to use a systematic replication process that is designed to enable us to add production lines rapidly and efficiently, and achieve operating metrics that are comparable to the performance of our initial 25 MW system.

Sales and Marketing

Target Market

Our primary target market for our TFPV solar modules will be applications for On-Grid (facilities tied to conventional power distribution infrastructure) application of 1MW in size and above. Typical applications and buyers would include:

▪	Solar Farms
-	License Holders in Germany, Spain & Canada
-	US installers servicing commercial and utility scale installations
▪	Government Agencies (DOD)
-	Bureau of Land Management
-	Department of Defense
▪	Power Purchase Agreements
-	Renewable Ventures
▪	Utility Companies
-	Meeting Green Mandates
▪	Large Commercial Installations

Sales & Distribution

In anticipation of commercial production, we have developed a pre-sales reservation program, based upon the solar module manufacturing industry’s policy of pre-selling manufacturing capacity to system installers and large users of solar. This is intended to aid in building a sales channel, loading that channel with customers interested in purchasing our future module production, and developing brand presence and recognition as early as possible. The program enables qualified, interested parties to specify the amount of solar module capacity they anticipate purchasing at favorable per watt pricing. As of the date of this report, we have signed reservation agreements with solar system integrators indicating interest in over 100 MW of production in calendar 2008, 2009, 2010. Our agreements provide for the payment of a 5% deposit based on the 2009 calendar year purchase commitment either prior to, or not later than, 30 days after the delivery by XsunX to the reserving party of commercial samples for evaluation. The information in this paragraph is designed to summarize the general terms of the pre-sales reservation program and market opportunities. It is not intended to provide guidance about our future operating results, including revenues or profitability.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED TO THE SAME PERIOD IN 2006

Sales:

The Company generated no revenues in the period ended December 31, 2007 as compared to zero revenue in the same period in 2006. Additionally, there was no associated cost of sales.

Operating Expenses:

Operating Expenses for the three month period ended December 31, 2007 totaled $2,021,387. This represents an increase of $1,404,864 as compared to the same period in 2006 which totaled $616,523. The increase in operating expenses between the periods is primarily attributable to the Company’s efforts to establish manufacturing facilities to commercialize its technologies, and the associated financing costs to fund these activities. A comparative analysis of the period to period performance is provided below.

Option and Warrant Expenses:

Non-cash expenses associated with the issuance of Options and Warrants totaled $1,308,865 for the period ended December 31, 2007. This total was $1,308,865 higher than the same period in 2006 when there were no expenses associated with Options and Warrants. This increase is primarily due to the Company’s adoption of SFAS No. 123(R). XsunX records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, XsunX applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

Commitment Fees:

The Company paid $54,300 in the three month period ended December, 31, 2007 as compared to zero in the same period in 2006. This increase of $54,300 represents the non cash commitment fees paid to Fusion Capital Fund II, LLC in the form of 3,500,000 shares of common stock valued at the issuance price of $0.30 per share, the same price that the initial $1,000,000 investment by Fusion Capital Fund II, LLC paid. The total commitment fee of $1,140,300 will be amortized ratably as additional equity is sold up to the remaining $20,000,000 available under the common stock purchase agreement. The current expense of $54,300 relates to the $1,000,000 received under the common stock purchase agreement in the quarter. The remaining balance to be amortized in future periods is $1,086,000.

Salaries and Wages:

Salaries and wages for the three month period ended December 31, 2007 were $235,585 as compared to $140,615 during the same period in 2006. The increase of $94,970 was driven by the addition of employees in marketing, finance and the engineering and technical functions as part of a plan to increase internal technical and scientific capabilities and reduce dependency on outside parties.

Research and Development:

Research and Development expense for the three month period ended December 31, 2007 totaled $6,406 as compared to $209,945 for the same period in 2006. The decrease of $203,539 reflects the completion of the Company’s outsourced research and development efforts and new focus on the design and planned implementation of the facilities necessary to commercialize the Company’s technology. This reduction is partially offset by the increase in salary and wages as the Company brings on staff to continue its research and development efforts.

Professional Services:

Public relations and marketing expense for the three month period ended December 31, 2007 totaled $68,674 as compared to $26,630 during this same period in 2006. The increase of $42,044 represents an increased utilization of public relations services to work towards establishing brand awareness during the period.

Consulting expenses for the three month period ended December 31, 2007 totaled $27,277 as compared to $35,982 during the same period in 2006, a decrease of $8,705. This decrease is largely due to lower utilization of consulting services. The Company compensated its scientific advisory board $18,000 during the quarter.

Legal and accounting fees for the three month period ended December 31, 2007 totaled $59,039 as compared to $77,418 during the same period in 2006. This represents a decrease of $18,379 largely driven by smaller expenditures for legal services.

Recruiting fees of $1,403 were paid during the three month period ended December 31, 2007. This compared to no expenses during the same period in 2006. The increase of $1,403 was driven by the hiring activity reflected in salary and wages. We anticipate that costs associated with recruiting employees may continue to rise.

Travel and Entertainment:

Expenses for travel and entertainment were $31,376 for the three month period ended December 31, 2007. This compared to $29,829 for the same period in 2006. The increase of $1,547 was relatively flat versus the same period in the prior year and represents continued travel related expense for business development activities.

The net loss for the three months ended December 31, 2007 was ($1,914,928) as compared to a net loss of ($583,680) for the same period 2006. The increased net loss of $1,331,248 includes (i) The operating expense changes discussed above including non-cash expenses associated with the issuance of Options and Warrants of $1,308,865 and $54,300 in financing commitment fees, (ii) and an increase in interest income of $74,011 resulting from the investment of cash balances in interest bearing accounts and the Sencera note.

The Company incurred net losses of ($1,914,928) and ($583,680) in the three-month period ended December 31, 2007 and 2006 respectively. The associated net loss per share was $(0.01) for the three month period ended June 30, 2007 and $(0.004) for the same period in 2006. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at December 31, 2007 of $2,188,260 and prepaid expenses in the amount of $6,481 as compared to cash of $1,773,748 and prepaid expenses in the amount of $54,377 as of September 30, 2007. The Company had a net working capital of $1,900,767 as compared to a net working capital of $1,515,437 at September 30, 2006. Cash flow used in operating activities during the three-month period ended, December 31, 2007, was ($392,636) as compared to a use of cash of ($584,606) for the same period 2006. The decrease in cash used in operations of $191,970 included (i) the issuance of common stock for commitment fees of $54,300 relating to Fusion Capital Fund II, LLC’s investment in the Company, (ii) increased non-cash expense relating to option and warrant expenses of $1,308,865 and (iii) an increase in non-cash interest income of $90,740 relating to the Sencera note, and (iii) the operation changes discussed above. The current period ended December 31, 2007 also included a non-cash depreciation expense of $129,958 compared to $27,047 in the same period in 2006.

For the three-months ended December 31, 2007, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the issuance of Common Stock for Cash which occurred in the three-months ended December 31, 2007 and other historical financings which occurred in the fiscal year ended September 30, 2006.

At December 31, 2007, we had cash and cash equivalents of $2,188,260 and net working capital of $1,515,437.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended December 31, 2007, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company ("Fusion Capital"). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million.

Also, On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

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

As of December 31, 2007, the Company’s Board of Directors had three outside directors and did not have an audit committee of the Board of Directors. The Board of Directors will appoint committees as necessary, including an audit committee.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 7, 2007, the Company filed an action for breach of contract and declaratory relief in the Superior Court of Orange County, California, against Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, and Capitoline Financial Group LLC. The action is captioned XsunX, Inc. v. Wharton Capital Partners, Ltd, et al., and is pending in the above Court as case no. 07CC12772 (“XsunX Action”). The XsunX Action was brought to seek a court determination that the Company does not owe any fees to the above defendants by reason of the Fusion Capital transaction. The Company believes that no agreement between Wharton and the Company was executed and therefore no valid agreement between the parties exists. The XsunX Action also seeks return of confidential materials from the above defendants. On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, filed an action in the U.S. District Court for the Southern District of New York against the Company stemming from the same matter. That action is captioned Wharton Capital Partners Ltd, and Wharton Capital Markets LLC v. XsunX, Inc., and is pending in the above Court as case no. 080CV0056 (“Wharton Action”). The Wharton Action seeks fees in an amount equal to 7% of the gross proceeds received by the Company under the Fusion financing agreement. The Company asserts that no fees are owed to Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, or Capitoline Financial Group LLC. The Company intends to vigorously prosecute the XsunX Action and to vigorously defend the Wharton Action. In the event that the Company does not prevail we may be required to provide Wharton a payment of 7% of any proceeds received by the Company under the Fusion financing agreement.

Item 1A. Risk Factors

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described on this Form 10-Q and Annual Reports on Form 10-K and Form 10-KSB previously filed by the Company and any Current Reports on Form 8-K filed by the Company. If any of the risks discussed in these reports actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Cautionary and Forward-Looking Statements."

We have not generated any significant revenues and may never achieve profitability.

We are a development stage company and, to date, have not generated any significant revenues. From inception through December 31, 2007, we had an accumulated deficit of $13,426,778. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Also, On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

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

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide systems design, assembly and support. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. The loss of any strategic relationship could severely impede our ability to complete the assembly of our planned manufacturing facility causing, at minimum, delays and the need to re-qualify vendors and materials. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

The loss of existing vendor relationships or inability to locate vendors with the specific capabilities or capacities could significantly impede our ability to commercialize the Company’s technology resulting in a material adverse effect causing the business to suffer

  We have established a plan of operations under which a portion of our operations rely on vendors to provide components of the manufacturing process, system design, assembly, component parts or other equipment or expertise. A loss of any of these relationships or an inability to locate vendors with capabilities and /or capacities as required by the company could cause the Company to experience difficulties in implementing our business strategy. The loss of any vendor relationship could severely impede our ability to complete the assembly of our planned manufacturing facility causing, at minimum, delays and the need to re-qualify vendors and materials. There can be no assurance that we could establish other relationships of adequate expertise or qualification in a timely manner or at all.

We cannot guarantee you that our patents are broad enough to provide any meaningful protection nor can we assure you that one of our competitors may not develop more effective technologies, designs or methods without infringing our intellectual property rights or that one of our competitors might not design around our technologies.

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

No Foreseeable Dividends.

  We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Limited Public Market.

There is only a limited public market for the Company’s common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our common stock. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in our common stock. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for any loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million.

The purchase price of the shares related to the $20 million balance of future funding will be based on the prevailing market prices of the Company's shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. Additionally, under the common stock purchase agreement, we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement.

The proceeds received by the Company under the common stock purchase agreement are expected to be used in the building of an initial base production system delivering full size commercial quality solar modules, and initiate the manufacture of the first of four (4) planned 25 megawatt systems under the Company's planned 100 megawatt thin film solar module production facility. Proceeds may also be used to lease and prepare manufacturing facilities with the necessary support systems for the manufacturing line, inventory, staff, and general working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.
Item 5. Other information

On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

Item 6. Exhibits and reports on Form 8-K -

1. The following is a list of Current Reports filed by the Company in the period ended December 31, 2007. These reports are filed as part of this report:

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

The following is a list of Current Reports on Form 8-K filed by the Company subsequent to the period ended December 31, 2007. These reports are filed as part of this report:

Report on Form 8-K related to a press release announcing the Company’s release of an independent analysis comparing various solar technologies.	01/29/2008

2. Exhibits:

EXHIBIT	DESCRIPTION

10.1	Fusion Capital Fund II, LLC, Stock Purchase Agreement, dated November 1, 2007. (1)
10.2	Fusion Capital Fund II, LLC, Registration Rights Agreement, dated November 1, 2007. (1)
10.3	Fusion Capital Fund II, LLC, $.50 Warrant Agreement, dated November 1, 2007. (1)
10.4	Fusion Capital Fund II, LLC, $.75 Warrant Agreement, dated November 1, 2007. (1)
10.5	Oz Fundingsland, Stock Option Grant Agreement, dated November 12, 2007. (2)
10.6	Dr. Michael Russak, Stock Option Grant Agreement, dated November 28, 2007. (3)
10.7	Joseph Grimes, Incentive Stock Option Grant, dated October 23, 2007. (4)
10.8	Robert Wendt, Incentive Stock Option Grant, dated October 23, 2007 (4)
10.9	Dr. Guang Lin, Incentive Stock Option Grant, dated October 23, 2007 (4)
10.10	Thomas Anderson, Stock Option Grant, dated October 23, 2007. (5)

31.1	Sarbanes-Oxley Certification
31.2	Sarbanes-Oxley Certification
32.1	Sarbanes-Oxley Certification
32.2	Sarbanes-Oxley Certification

(1)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission dated November 5, 2007.
(2)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated November 14, 2007.
(3)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated November 28, 2007.
(4)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2008	XSUNX, INC.

	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Chief Executive Officer, President