Form 10-K/A
period 2007-09-30
XSUNX INC
filed 2008-04-01
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #1
To

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

 XSUNX, INC.

Explanatory Statement

  We are filing this Amendment Number One to our Annual report on Form 10 K to enhance our disclosures in the following areas:

•	Revised audit report to make it clear that Since Inception numbers were audited and the present auditors are relying on the work of previous auditors. This enhancement can be found in Part IV.
•	Enhance the deferred tax asset disclosures in note 3 to the financial statements entitled Federal Incomes Tax.
•	Enhance the disclosures relating to the Company’s Marketable Prototype in note 7 to the financial statements entitled Marketable Production Machine Acquisition.
•	Enhance the disclosures relating to the Company’s Option and Warrant Expenses in note 2, Summary of Significant Accounting Policies and note 6, Stock Options and Warrants to the financial statements.
•	Revised our discussion of the Company’s Internal Controls to state the internal control framework the Company is using. This can be found in Item 9A - Controls and Procedures.

As a result, of these changes, we are also filing new Certificates has Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

Stable Material Availability.  Our planned operations are not impacted by the current shortage of polysilicon (a key raw material for conventional non thin film solar module products) that is affecting most of our competitors through higher costs and limited availability. The key raw materials to be used in our solar module design are low iron tempered glass, high purity industrial gases such as argon, nitrogen, hydrogen, and silane and germane, and extruded aluminum for module framing with polymer materials employed in the encapsulation for weather proofing. We believe we have adequate sources for the supply of these key raw materials and components for our manufacturing needs and in most instances, have selected multiple source suppliers. As we begin to scale manufacturing efforts, we may single out certain key suppliers to enhance efficiency, cost and quality. The cost of certain raw materials may rise over the next several years and we intend to actively manage these costs through purchasing strategies, product design, and operating improvements.

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

“The lowest retail price for a multicrystalline solar module is $4.11 per watt (€3.00 per watt) from a US retailer. The lowest retail price for a monocrystalline module is $4.30 per watt (€3.14 per watt), also from a US retailer.” And“The lowest thin film module price is at $3.49 per watt (€2.55/Wp) per watt from a European retailer. As a general rule, it is typical to expect thin film modules to be at a price discount to crystalline silicon (for like module powers). This thin film price is represented by a 60 watt module.”

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

Annual Rent Schedule	Rate/sf	Annualized Rent	Monthly Rent
7/1/06 - 6/30/07	$6.75	$20,250.00	$1,687.50
7/1/07 - 6/30/08	$6.95	$20,850.00	$1,737.50
7/1/08 - 6/30/09	$7.16	$21,480.00	$1,790.00

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

Contractual Obligations are shown in the following table -

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long Term Obligations	—	—	—	—	—
Capital Lease	—	—	—	—	—
Operating Lease(1)	37,118	21,008	16,110	—	—
Purchase Obligations(2),(3)	492,345	492,345	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—
Total	529,463	513,353	16,110	—	—

(1)	Operating Lease Obligations consist of the lease on the Company’s Administrative and Sales facility in Golden, CO.

(2)	Remaining accounts payable associated with the production a roll to roll cassette cluster tool providing plasma enhanced chemical vapor deposition (PECVD) and sputtering system of $353,000.

(3)	Estimated remaining amount due a third party research and development provider of $139,345.

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

Internal Control over Financial Reporting

The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Company has an internal control frame work based on COSO Internal Control - Integrated Framework that has been modified to more appropriately reflect the current limited operational scope of the company as a Development Stage, smaller public company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the first half of the Company's fiscal year ending September 30, 2008 management will continue revising the Company's internal and controls procedure document basing this revision upon additional guidance for implementing the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

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

Option/SAR Grants Table

(None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR Value

(None)

Long Term Incentive Plans — Awards in Last Fiscal Year

The following table and notes set forth the incentive awards provided to officers of the Company in 2007 fiscal period.

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Joseph Grimes(1)	5-Apr-06	112,000	$ 1.69	5-Apr-11	As part of an employment incentive agreement
Joseph Grimes(2)	20-Jul-06	500,000	$ 0.51	20-Jul-11	As part of an employment incentive agreement
Joseph Grimes(3)	26-Jan-07	500,000	$ 0.46	26-Jan-12	As part of an employment incentive agreement
Jeff Huitt(4)	26-Jan-07	500,000	$ 0.46	26-Jan-12	As part of an employment incentive agreement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	March 28, 2008
Tom Djokovich, President, Chief Executive Officer, Principal Executive Officer and Director

/s/ Jeff Huitt	March 28, 2008
Jeff Huitt, Chief Financial Officer and Principal Financial and Accounting Officer

INDEPENDENT AUDITOR'S REPORT

Board of Directors
XSUNX, INC.
Aliso Viejo, CA

We have audited the accompanying balance sheets of XSUNX, Inc., (formerly Sun River Mining, Inc.) (A Development Stage Company) as of September 30, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' equity for the years ended September 30, 2004 and 2003 and for the period from February 25, 1997 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits “in accordance with the standards of the Public Company Accounting Oversight Board (United States)” as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The financial statements for the period February 25, 1997 (inception) to September 30, 2004, were audited by other accountants, whose report dated May 5, 2005 expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date and our opinion, insofar as it relates to those amounts, is based solely on the report of the other auditors. .

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

The Accompanying Notes Are an Integral Part of These Financial Statements.

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Audited)
	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30,
	2007	2006	2005	2007
Revenues:
Service Income	$6,880	$8,000		$14,880
Other Income				—
Total Revenue	6,880	8,000	—	14,880
Expenses:
Advertising	47,573	9,050	3,979	60,602
Bank Charges	973	294	500	3,880
Conferences & Seminars	14,725	11,267	25,992
Consulting	117,751	47,850	320,944	1,510,584
Depreciation	77,248	82,941	18,435	181,802
Directors’ Fees				11,983
Due Diligence				45,832
Equipment Rental				1,733
Filing Fees	2,185	4,625	1,800	8,610
Impairment loss	923,834
Insurance	66,856	2,705	758	70,319
Legal & Accounting	302,478	140,293	107,249	738,380
Licenses & Fees	90	20	25	6,545
Loan Fees		628,834	115,000	741,834
Meals & Entertainment				4,119
Miscellaneous	1,691	1,882	1,675	7,378
Office Expenses	15,086	4,581	2,634	41,500
Patent Fees	1,181	625	663	2,469
Postage & Shipping	8,327	1,123	2,161	14,828
Printing	9,860	8,730	4,300	28,470
Public Relations	79,831	182,151	116,413	489,361
Recruitment Expenses	47,064			47,064
Research & Development	435,534	949,472	501,423	2,015,922
Rent	66,702	19,858	9,000	112,523
Salaries	828,711	275,089	155,236	1,759,122
Subscription Reports	6,103	2,895	860	9,858
Taxes	4,180			8,837
Telephone	22,301	12,318	5,489	74,923
Transfer Agent Expense		411	3,628	20,365
Travel, Meals & Entertainment	158,503	41,823	11,234	274,493
Utilities	8,103			8,103
Abandoned Equipment				808
Option/Warrant Expense	325,303	951,250		2,476,553
Total Operating Expenses	2,648,359	3,380,087	1,383,406	11,728,626

The Accompanying Notes Are an Integral Part of These Financial Statements.

	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Other (Income) Expense
Interest Expense	1,197	158,333	17,433	248,560
Interest Income	(253,179)	(88,480)		(341,682)
Legal Settlement	(1,100,000)			(1,100,000)
Forgiveness of Debt	—	—	—	(59,773)
Total Other Income/Expense	(1,351,982)	69,853	17,433	(1,252,895)
Net (Loss)	$(1,289,497)	$(3,441,940)	$(1,400,839)	$(10,460,850)
Per Share Information:
Basic and Diluted
Weighted average number of common shares outstanding	156,680,076	138,005,964	123,854,733
Net Loss per Common Share	$(0.01)	$(0.02)	$(0.01)

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

The company has included the audit report of our prior auditor, Michael Johnson and Co., LLC for the years ending September 30, 2003 and 2004.  This audit report was relied upon by our current auditors, Jaspers+Hall to express an opinion on the financial statements from inception (February 25, 1997) to date.  The going concern opinion in the Michael Johnson audit relate to the fiscal year ended September 30, 2004 which was appropriate for that period.  The more audit opinions relating to the fiscal year ended September 30, 2007 does not include a going concern opinion.

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

Stock Based Compensation

XsunX records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant. XsunX applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

XsunX uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption. XsunX considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 17,312,000 options and warrants issued of which 8,768,167 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from .3 years to 4.9 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme periods of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53 to 86 based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2007 was $325,303, increasing basic loss $.002 per share.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 3 — Federal Income Tax:

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company’s assets and liabilities and operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The approximate tax effect used in these calculations is 40%. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized. The Company is a Development Stage Company and the likelihood of its ability to utilize the deferred tax asset that arises from the operating loss carry forwards can’t be reasonably estimated. The company has created a valuation allowance equal to 100% of the deferred tax asset arising from the operating loss carryforwards as a result of this inability to estimate whether or not the asset can be utilized in future periods.

Significant components of the Company’s deferred tax liabilities and assets are as follows: The deferred tax assets are composed of the Company’s net operating loss carry forwards of approximately $10,960,721 at the approximate tax effect of 40%. There are no other material deferred tax assets or liabilities of the Company as of September 30, 2007.

	2007	2006	2005
Deferred Tax Assets	$4,384,288	$3,858,490	$2,291,714
Deferred Tax Liabilities

Valuation allowance	$4,384,288	$3,858,490	$2,291,714
Net Deferred tax assets	$0	$0	$0

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

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 4 — Capital Stock Transactions: - (continued)

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

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 5 — Employment and Consulting Agreements: - (Continued)

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

XsunX uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption, XsunX considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 17,312,000 options and warrants issued of which 8,768,167 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from .3 years to 4.9 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53 to 86 based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2007 was $325,303, increasing basic loss $.002 per share.

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

Note 7 — Marketable Production Machine Acquisition:

Subject to the terms of the Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties are building a first run production machine for the purpose of demonstrating certain thin film solar cell manufacturing technology for commercial viability. As of September 30, 2007 the machine was substantially assembled and was in the process of validating operating software, systems operation, and general testing to ascertain functionality, suitability for intended use, and safety. Upon completion of these operations the machine will undergo an acceptance testing procedure prior to final certification and the ability to market the machine. During this period of testing and pre-sale, the production machine is being depreciated over five years using the straight line method. Depreciation on this production machine began in mid September 2007. Upon completion of this phase of the production machine usage, the parties intend to sell this first machine and have agreed to a 50/50 split of the net proceeds of the sale of this machine excluding production costs and reasonable marketing expenses. Upon the sale of the production machine, the asset will be treated as inventory at the depreciated asset value at the time of the sale. The valuation of this asset is based on the contracted delivery price in the Expanded Use License Agreement dated October 12, 2005. The valuation is reviewed quarterly using replacement cost and estimated potential sales price estimates. It is the policy of the Company to write down the value of this asset if these estimates are less than the current book value.

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

The proceeds received by the Company under the common stock purchase agreement are expected to be used to build an initial base production system delivering full size commercial quality solar modules, and initiate the manufacture of the first of four (4) planned 25 100 megawatt thin film solar module production facility. Proceeds may also be used to lease and prepare manufacturing facilities with the necessary support systems for the manufacturing line, inventory, staff, and general working capital.

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
Notes to Financial Statements
September 30, 2007

Note 13 — Financial Accounting Developments:

Recently issued Accounting Pronouncements

SFAS 155 — ‘Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140’ This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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