Form 10-Q/A
period 2007-12-31
XSUNX INC
filed 2008-04-01
CIK 1039466

Amendment No. 1

to

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

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Independent Auditor's Report	F-1

Balance Sheets December 31, 2007 (unaudited) and September 30, 2007 audited	F-2

Statements of Operations for the Three Months ended December 31, 2007 and 2006 (unaudited) and the period February 25, 1997 (inception) to December 31, 2007	F-3

Statements of Stockholders Equity for the period February 25, 1997 (inception) to December 31, 2007 unaudited)	F-4

Statements of Cash Flows for the Three Months ended December 31, 2007 and 2006 (unaudited) and the period February 27, 1997 (inception) to December 31, 2007	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 Qualitative and Quantitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 1a.Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	18

Explanatory Statement

We are filing this amendment number one to our Quarterly Report on Form 10Q to enhance disclosures relating to:

•	The Company’s treatment of the Fusion Capital commitment fees. These changes can be found in the financial statements and in note 4 to the financial statements entitled Financing.
•	The pricing of our option and warrant plans. The enhanced disclosures are in note 2 to the financial statements entitled Stock Based Compensation.
•	Revised our discussion of the Company’s Internal Controls to state the internal control framework the Company is using. This can be found in Item 4 - Controls and Procedures

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

Jaspers + Hall, PC
Denver, CO
February 14, 2008

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
February 14, 2008

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	December 31,	September 30,
	2007	2007
ASSETS:
Current assets:
Cash	$2,188,260	$1,773,748
Prepaid Expenses	41,481	54,377

Total current assets	2,229,741	1,828,125

Fixed assets:
Office & Misc. Equipment	39,450	39,437
Research and Development Equipment	634,907	532,795
Leasehold Improvement	89,825	89,825
Total Fixed Assets	764,182	662,057
Less Depreciation	(292,147)	(162,189)

Total fixed assets	472,035	499,868

Other assets:
Patents/Trade Marks		-
Security Deposit	5,815	5,815
Accrued Interest Receivable	234,192	143,452
Note Receivable	1,500,000	1,500,000
Marketable Prototype	1,765,000	1,765,000

Total other assets	3,505,007	3,414,267

TOTAL ASSETS	$6,206,783	$5,742,260

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$238,897	$259,652
Accrued Expenses	55,077	53,036
Current Portion of Note Payable
Total current liabilities	293,974	312,688

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares were issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 164,753,188 shares issued and outstanding at December 31, 2007 and 157,919,856 shares were issued and outstanding at September 30, 2007	15,669,169	13,563,869
Paid in Capital - Common Stock Warrants & Fees	3,635,418	2,326,553
Deferred Stock Compensation	(1,135,300)
Deficit accumulated during the development stage	(12,256,478)	(10,460,850)
Total stockholders' profit (deficit)	5,912,809	5,429,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,206,783	$5,742,260

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			Feb. 25, 1997
			(Inception) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007
Revenue
Service Income	$-	$-	$14,880
Other Income			-

Total Revenue	-	-	14,880

Expenses:
Advertising	4,530	16,747	65,132
Bank Charges	531	25	4,411
Conferences & Seminars	3,715	9,271	29,707
Consulting	27,277	35,982	1,537,861
Depreciation	129,958	27,047	311,760
Directors' Fees			11,983
Due Diligence			45,832
Dues and Subscriptions			-
Equipment Rental			1,733
Filing Fees			8,610
Impairment loss			923,834
Insurance	22,164	3,535	92,483
Legal & Accounting	59,039	77,418	797,419
Licenses & Fees	618	20	7,163
Commitment and Loan Fees			741,834
Meals & Entertainment			4,119
Miscellaneous	100	2,135	7,478
Office Expenses	3,794	6,229	45,294
Patent Fees		1,181	2,469
Postage & Shipping	1,375	688	16,203
Printing	408	6,911	28,878
Public Relations	68,674	26,630	558,035
Recruitment Expenses	1,403		48,467
Research & Development	6,406	209,945	2,022,328
Rent	17,208	14,860	129,731
Salaries	235,585	140,615	1,994,707
Subscription Reports		10	9,858
Taxes	1,666		10,503
Telephone	4,987	7,162	79,910
Transfer Agent Expense		283	20,365
Travel, Meals & Entertainment	31,376	29,829	305,869
Utilities	2,408		10,511
Abandoned Equipment			808
Option / Warrant Expense	1,308,865		3,785,418

Total Operating Expenses	1,902,087	616,523	13,630,713

Other (Income) Expense
Interest Expense	395		248,955
Interest Income	(106,854)	(32,843)	(448,536)
Legal Settlement			(1,100,000)
Other			-
Forgiveness of Debt			(59,773)

Total Other Income/Expense	(106,459)	(32,843)	(1,359,354)

Net (Loss)	$(1,795,628)	$(583,680)	$(12,256,478)

Per Share Information:
Basic and Diluted
Weighted average number of common shares outstanding	163,724,263	157,169,856

Net Loss per Common Share	$(0.01)	$(0.004)

See Accountants’ Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
December 31, 2007
(Unaudited)

						Deficit
					Paid in Capital	Accumulated
					Common	During the
	Treasury Stock		Common Stock		Stock	Exploration
	# of Shares	Amount	# of Shares	Amount	Warrants	Stage	Totals

Inception February 25, 1997	-	-	-	-	-	-	-

Issuance of stock for cash	-	-	15,880	217,700	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	312,106
Net Loss for Year	-	-	-	-	-	(193,973)	(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	(193,973)	335,834

Issuance of stock for services	-	-	1,500	30,000	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	(50,000)
Net Loss for Year	-	-	-	-	-	(799,451)	(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	463,500
Net Loss for Year	-	-	-	-	-	(1,482,017)	(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	27,000
Net Loss for year	-	-	-	-	-	(118,369)	(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	337,887
Net Loss for year	-	-	-	-	-	(32,402)	(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	(2,626,212)	(366,906)

Net Loss for year	-	-	-	-	-	(47,297)	(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	(2,673,509)	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	225,450
Issuance of stock for Debt	-		115,000	121,828	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	125,200
Net Loss for year	-	-	-	-	-	(145,868)	(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	(2,819,377)	2,350

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-	1,200,000	-	1,200,000
Net Loss for Year	-	-	-	-	-	(1,509,068)	(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	1,200,000	(4,328,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	360,945
Issuance of stock for collateral	26,798,418	-	-	-	-	-	-
Net Loss for Year			-	-	-	(1,400,839)	(1,400,839)

Balance - September 30, 2005	26,798,418	-	123,876,639	3,996,735	1,200,000	(5,729,284)	(532,549)

Issuance of stock for services	-	-	72,366	31,500	-	-	31,500
Issuance of Common Stock Warrants	-	-	-	-	951,250	-	951,250
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000			5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383			241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250			3,171,250
Net Loss for Year	-	-	-	-	-	(3,441,940)	(3,441,940)

Balance September 30, 2006	26,798,418	-	157,169,856	13,290,869	2,151,250	(9,171,354)	6,270,765

Cancelation of Stock for Services Returned			(150,000)	(12,000)			(12,000)
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley			900,000	285,000	(150,000)		135,000
Stock Option / Warrant Expense					325,303		325,303
Net Loss for Year						(1,289,497)	(1,289,497)

Balance September 30, 2007	-	$-	157,919,856	$13,563,869	$2,326,553	$(10,460,850)	5,429,572

Issuance of Stock for Cash			3,333,332	$1,000,000			1,000,000
Issuance of Common Stock for Services			3,500,000	$1,105,300	$1,308,865		2,414,165
Deferred Stock Compensation							(1,135,300)
Net Loss for the Period						(1,795,628)	(1,795,628)

Balance December 31, 2007	-	$-	164,753,188	$15,669,169	$3,635,418	$(12,256,478)	5,912,809

See Accountants’ Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

				Feb. 25, 1997
				(Inception) to
	Three Months Ended December 31,			December 31,
	2007		2006	2007

Cash Flows from Operating Activities:
Net Loss		$(1,795,628)	$(583,680)	$(12,375,778)

Issuance of Common Stock for Services				1,336,999
Issuance of Common Stock for Commitment Fee				310,117
Amortization of Common Stock for Commitment Fee				54,300
Option / Warrant Expense		1,308,865		3,785,418
Issuance of Stock for Interest				241,383
Depreciation		129,958	27,047	292,147

Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in Deferred Financing Costs				-
(Increase) Accounts Receivable				-
(Increase) Security Deposit		-	(1,700)	(5,815)
(Increase) in Prepaid Expense		(17,104)		(71,481)
(Decrease) in Accounts Payable		(20,755)	449,880	238,897
Increase (Decrease) in Accrued Liabilities		2,041	(476,153)	55,077

Net Cash Flows Used for Operating Activities		(392,623)	(584,606)	(6,073,736)

Cash Flows from Investing Activities:
Purchase of Fixed Assets		(102,125)	(28,360)	(764,183)
Purchase of Marketable Prototype and Patent		-		(1,765,000)
Note Receivable		-		(1,500,000)
Accrued Interest earned		(90,740)		(234,192)

Net Cash Flows Used for Investing Activities		(192,865)	(28,360)	(4,263,375)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion				3,171,250
Proceeds from Debenture Conversion				5,000,000
Proceeds from Convertible Debt				-
Issuance of Common Stock for Warrants				135,000
Issuance of Common Stock for cash		1,000,000		4,219,121

Net Cash Flows Provided by Financing Activities		1,000,000	-	12,525,371

Net Increase (Decrease) in Cash		414,512	(612,966)	2,188,260

Cash and cash equivalents - Beginning of period		1,773,748	4,305,105	-

Cash and cash equivalents - End of period		$2,188,260	$3,692,139	$2,188,260

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest		$395		$72,938
Income Taxes		$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued (returned) in exchange for services				$1,336,998
Conversion of debt for Stock				$-
Common Stock Issued for Commitment Fee	$			$364,417
Common Stock Issued for Interest				$241,383

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

Note 2 - Stock-Based Compensation

Effective September 30, 2007, XsunX adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

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

XsunX uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption, XsunX considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 18,978,666 options and warrants issued of which 10,272,334 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from .1 years to 4.9 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53 to 86 based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in first quarter ending December 31, 2007 was $1,308,865, increasing basic loss $.008 per share.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 3 – Lease - Golden Suite:

As of July 1, 2006 a new lease was signed for the Golden Office in the amount of $1,687.50 per month plus a fee of $825.00 for utilities. The rent increased to $1,738 per month on July 1, 2007 and will increase to$1,790.00 per month on July 1, 2008. The lease expires on June 30, 2009.

Note 4 – Financing:

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

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock, valued at $1,105,300 or approx. $0.32 per share as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. This commitment fee and associated direct costs related to the equity transaction will be recorded net of proceeds in the equity section of the balance sheet. The value of the shares issued for the commitment fee were $1,105,300 and $30,000 was booked as an estimate of direct costs of the transaction for a total of $1,135,300. Should the agreement be terminated, the remaining unamortized portion of the commitment fee will be expensed. Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement.

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

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 5 – Technology Development and Licensing Agreement:

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

Note 6 – Employment and Consulting Agreements:

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

Note 7 - Changes/Additions to the Board of Directors:

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

Note 8 – Legal:

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

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
December 31, 2007
(Unaudited)

Note 9 - Subsequent Events:

Executive Compensation

The Board of Directors of the Company Authorized Salary Increases in January 2008 for the following individuals:

Tom Djokovich	Chief Executive Officer	$70,000 Increase to $220,000
Joseph Grimes	Chief Operating Officer	$60,000 Increase to $210,000
Jeff Huitt	Chief Financial Officer	$20,000 Increase to $155,000
Robert Wendt	Vice President of Engineering	$50,000 Increase to $200,000

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

Operating Expenses:

Operating Expenses for the three month period ended December 31, 2007 totaled $1,902,087. This represents an increase of $1,285,564 as compared to the same period in 2006 which totaled $616,523. The increase in operating expenses between the periods is primarily attributable to the Company’s efforts to establish manufacturing facilities and to commercialize its technologies. A comparative analysis of the period to period performance is provided below.

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

Legal and accounting fees for the three month period ended December 31, 2007 totaled $29,039 as compared to $77,418 during the same period in 2006. This represents a decrease of $48,379 largely driven by smaller expenditures for legal services.

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

The net loss for the three months ended December 31, 2007 was ($1,795,628) as compared to a net loss of ($583,680) for the same period 2006. The increased net loss of $1,211,948 includes (i) The operating expense changes discussed above including non-cash expenses associated with the issuance of Options and Warrants of $1,308,865, (ii) and an increase in interest income of $74,011 resulting from the investment of cash balances in interest bearing accounts and the Sencera note.

The Company incurred net losses of ($1,795,628) and ($583,680) in the three-month period ended December 31, 2007 and 2006 respectively. The associated net loss per share was $(0.01) for the three month period ended December 31, 2007 and $(0.004) for the same period in 2006. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at December 31, 2007 of $2,188,260 and prepaid expenses in the amount of $41,481 as compared to cash of $1,773,748 and prepaid expenses in the amount of $54,377 as of September 30, 2007. The Company had a net working capital of $1,935,767 as compared to a net working capital of $1,515,437 at September 30, 2006. Cash flow used in operating activities during the three-month period ended, December 31, 2007, was ($392,636) as compared to a use of cash of ($584,606) for the same period 2006. The decrease in cash used in operations of $191,970 included (i) increased non-cash expense relating to option and warrant expenses of $1,308,865 and (ii) an increase in non-cash interest income of $90,740 relating to the Sencera note, and (iii) the operation changes discussed above. The current period ended December 31, 2007 also included a non-cash depreciation expense of $129,958 compared to $27,047 in the same period in 2006.

For the three-months ended December 31, 2007, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the issuance of Common Stock for Cash which occurred in the three-months ended December 31, 2007 and other historical financings which occurred in the fiscal year ended September 30, 2006.

At December 31, 2007, we had cash and cash equivalents of $2,188,260 and net working capital of $1,935,767.

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

Internal Control over Financial Reporting

The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. The Company has an internal control frame work based on COSO Internal Control – Integrated Framework that has been modified to more appropriately reflect the current limited operational scope of the company as a Development Stage, smaller public company. The Company used the COSO guide - The Internal Control over Financial Reporting – Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

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

As of December 31, 2007, the Company’s board of directors had one outside director and did not have an audit committee of the board of directors. Additional outside directors were appointed in November of 2007. The newly expanded board of directors will appoint committees as necessary, including an audit committee.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XSUNX, INC.

Dated: March 28, 2008	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive Officer, President

Dated: March 28, 2008	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer