Form 10-K/A
period 2007-09-30
XSUNX INC
filed 2008-04-08
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #2
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

 XSUNX, INC.

Explanatory Statement

  We are filing this Amendment Number Two to our Annual report on Form 10 K to enhance our balance sheet and disclosures relating to the Company’s Production Prototype Machine to reflect the value net of accumulated depreciation.

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

	Years Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005	Sept 30, 2004	Sept 30, 2003
Statement of Operations Data:
Net Sales	6,880	8,000	—	—	—
Research and Development Expense	435,534	949,472	501,423	129,493	—
Loan Fees	—	628,834	115,000	—	—
Warrant Expenses	325,303	951,250	—	1,200,000	—
Income(Loss) from Continuing Operations	(1,289,497)	(3,441,940)	(1,400,839)	(1,509,068)	(145,868)
Income(Loss) from Continuing Operations per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.02)
Cash Flow Data:
Net cash provided by (used in) operating activities	(843,416)	(1,942,278)	(1,049,650)	(236,630)	(27,372)

	Years Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005	Sept 30, 2004	Sept 30, 2003
Net cash used in investing activities	(1,822,942)	(2,099,736)	(191,995)	(12,267)	(3)
Net cash provided by financing activities	135,000	8,171,250	1,380,170	1,483,895	29,721
Balance Sheet Data:
Cash	1,773,748	4,305,105	175,869	37,344	2,346
Property Plant and Equipment, Net	543,993	397,626	165,831	2,270	—
Note Receivable	1,500,000	—	—	—	—
Marketable Prototype	1,720,875	1,765,000	—	—	—
Total Assets	5,742,260	6,859,464	441,684	72,114	2,349
Accounts Payable	259,652	582,161	78,377	89,030	—
Note Payable	—	—	850,000	1,225	—
Total Liabilities	312,688	588,699	974,233	96,163	—
Total Stockholders Equity (Deficit)	5,429,572	6,270,765	(532,549)	(24,049)	2,349
Long Term Obligations	—	—	—	—	—
Cash Dividends Declared per Common Share	$—	$—	$—	$—	$—

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

Date: April 8, 2008	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	April 8, 2008
Tom Djokovich, President, Chief Executive Officer, Principal Executive Officer and Director

/s/ Jeff Huitt	April 8, 2008
Jeff Huitt, Chief Financial Officer and Principal Financial and Accounting Officer

/s/ Tom Djokovich	April 8, 2008
Tom Djokovich, Director

/s/ Thomas Anderson	April 8, 2008
Thomas Anderson, Director

/s/ Oz Fundingsland	April 8, 2008
Oz Fundingsland, Director

/s/ Michael Russak	April 8, 2008
Michael Russak, Director

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

Denver, CO
December 28, 2007
/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
December 28, 2007

XSUNX, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Audited) September 30, 2007	(Audited) September 30, 2006	(Audited) September 30, 2005
ASSETS:
Current assets:
Cash	$1,773,748	$4,305,105	$175,869
Prepaid Expenses	54,377	349,118	79,984
Total current assets	1,828,125	4,654,223	255,853
Fixed assets:
Office & Misc. Equipment	39,437	9,774	2,270
Research and Development Equipment	532,795	392,301	181,995
Leasehold Improvement	89,825	80,492
Total Fixed Assets	662,057	482,567	184,265
Less Depreciation	(118,064)	(84,941)	(18,434)
Total fixed assets	543,993	397,626	165,831
Other assets:
Patents/Trade Marks		40,000	20,000
Security Deposit	5,815	2,615
Accrued Interest Receivable	143,452
Note Receivable	1,500,000
Marketable Prototype (Net of Accumulated Depreciation)	1,720,875	1,765,000
Total other assets	3,370,142	1,807,615	20,000
Total Assets	$5,742,260	$6,859,464	$441,684
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$259,652	$582,161	$78,377
Accrued Expenses	53,036	6,538	45,856
Current Portion of Note Payable			850,000
Total current liabilities	312,688	588,699	974,233
Stockholders’ Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares where issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 157,919,856 shares issued and outstanding at September 30, 2007 and 157,019,856 shares were issued and outstanding at September 30, 2006	13,563,869	13,290,869	3,996,735
Paid in Capital — Common Stock Warrants	2,326,553	2,151,250	1,200,000
Deficit accumulated during the development stage	(10,460,850)	(9,171,354)	(5,729,284)
Total stockholders’ profit (deficit)	5,429,572	6,270,765	(532,549)
Total Liabilities and Stockholders’ Equity	$5,742,260	$6,859,464	$441,684

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

The Accompanying Notes Are an Integral Part of These Financial Statements.

XSUNX, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Audited)

	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(1,289,497)	$(3,441,940)	$(1,400,839)	$(10,460,850)
Issuance of Common Stock for Services	(12,000)	31,500	50,827	1,336,998
Issuance of Common Stock for Loan Inducement			310,117	310,117
Option/Warrant Expense	325,303	951,250		2,476,553
Issuance of Stock for Interest		241,383		241,383
Depreciation	77,248	82,941	18,435	162,189
Adjustments to reconcile net loss to cash used in operating activities:				—
(Increase) in Deferred Financing Costs				—
(Increase) Accounts Receivable				—
(Increase) Security Deposit	(3,200)	(2,615)		(5,815)
(Increase) in Prepaid Expense	294,741	(269,133)	(60,115)	(54,377)
(Decrease) in Accounts Payable	(322,509)	503,784	(10,653)	259,652
Increase (Decrease) in Accrued Liabilities	86,498	(39,448)	42,578	53,036
Net Cash Flows Used for Operating Activities	(843,416)	(1,942,278)	(1,049,650)	(5,681,114)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(179,490)	(314,736)	(181,995)	(662,057)
Purchase of Marketable Prototype and Patent	—	(1,785,000)	(10,000)	(1,765,000)
Note Receivable	(1,500,000)			(1,500,000)
Accrued Interest earned	(143,452)			(143,452)
Net Cash Flows Used for Investing Activities	(1,822,942)	(2,099,736)	(191,995)	(4,070,509)
Cash Flows from Financing Activities:
Proceeds from Notes Payable — Stockholder			3,775	—
Payment for Note Payable — Stockholder			(5,000)	—
Proceeds from Warrant Conversion		3,171,250		3,171,250
Procceds from Debenture Conversion		5,000,000		5,000,000
Proceeds from Convertible Debt			850,000	—
Issuance of Common Stock for Warrants	135,000			135,000
Issuance of Common Stock for cash			531,395	3,219,121
Net Cash Flows Provided by Financing Activities	135,000	8,171,250	1,380,170	11,525,371
Net Increase (Decrease) in Cash	(2,531,358)	4,129,236	138,525	1,773,748
Cash and cash equivalents — Beginning of period	4,305,105	175,869	37,344	—
Cash and cash equivalents — End of period	$1,773,748	$4,305,105	$175,869	$1,773,748

The Accompanying Notes Are an Integral Part of These Financial Statements.

	Years Ended September 30,			Feb. 25, 1997 (Inception) to September 30, 2007
	2007	2006	2005
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$1,197			$72,543
Income Taxes	$—	$—	$—	$—
NON-CASH TRANSACTIONS
Common stock issued (returned) in exchange for services	$(12,000)	$31,500	$50,827	$1,336,998
Conversion of debt for Stock
Common Stock Issued for Loan Inducement			$310,117	$310,117
Common Stock Issued for Interest		$241,383		$241,383

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

Note 7 — Marketable Production Machine Acquisition:

Subject to the terms of the Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties are building a first run production machine for the purpose of proofing and demonstrating certain thin film solar cell manufacturing technology. This production machine is used to proof, develop and prepare for market certain thin film solar cell manufacturing technology. The initial cost of the machine was $1,765,000. During this period of use the production machine is being depreciated over five years using the straight line method. Depreciation on this production machine began midway through the quarter ending September, 30 2007. Depreciation expense for the fourth quarter of 2007 was $44,125 for a net book value of $1,720,875. There is no salvage value estimated for this equipment as we believe that the machine will be sold prior to the end of its useful life. Upon completion of this phase of the production machine usage, the parties intend to sell this first machine and have agreed to a 50/50 split of the net proceeds of the sale of this machine excluding production costs and reasonable marketing expenses. Upon the sale of the production machine, the asset will be treated as inventory at the depreciated asset value at the time of the sale. The valuation of this asset is based on the contracted delivery price in the Expanded Use License Agreement dated October 12, 2005. The valuation is reviewed quarterly using replacement cost and estimated potential sales price estimates. It is the policy of the Company to write down the value of this asset if these estimates are less than the current book value.

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