Form 10-Q/A
period 2007-12-31
XSUNX INC
filed 2008-04-08
CIK 1039466

Amendment No. 2

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

Explanatory Statement

We are filing this amendment number two to our Quarterly Report on Form 10Q to enhance disclosures and update our financial statements relating to the Company's Marketable Prototype Machine and reflecting the value of the asset net of accumulated depreciation.

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

Jaspers + Hall, PC
Denver, CO
February 14, 2008

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
February 14, 2008

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	December 31,	September 30,
	2007	2007
ASSETS:
Current assets:
Cash	$2,188,260	$1,773,748
Prepaid Expenses	41,481	54,377

Total current assets	2,229,741	1,828,125

Fixed assets:
Office & Misc. Equipment	39,450	39,437
Research and Development Equipment	634,907	532,795
Leasehold Improvement	89,825	89,825
Total Fixed Assets	764,182	662,057
Less Depreciation	(159,722)	(118,064)

Total fixed assets	604,410	543,993

Other assets:
Patents/Trade Marks		-
Security Deposit	5,815	5,815
Accrued Interest Receivable	234,192	143,452
Note Receivable	1,500,000	1,500,000
Marketable Prototype (Net of Accumulated Depreciation)	1,632,625	1,720,875

Total other assets	3,372,632	3,370,142

TOTAL ASSETS	$6,206,783	$5,742,260

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$238,897	$259,652
Accrued Expenses	55,077	53,036
Current Portion of Note Payable
Total current liabilities	293,974	312,688

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares were issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 164,753,188 shares issued and outstanding at December 31, 2007 and 157,919,856 shares were issued and outstanding at September 30, 2007	15,669,169	13,563,869
Paid in Capital - Common Stock Warrants & Fees	3,635,418	2,326,553
Deferred Stock Compensation	(1,135,300)
Deficit accumulated during the development stage	(12,256,478)	(10,460,850)
Total stockholders' profit (deficit)	5,912,809	5,429,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,206,783	$5,742,260

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

XSUNX, INC.

Dated: April 8, 2008	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive Officer, President

Dated: April 8, 2008	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer