Form 10-Q
period 2008-03-31
XSUNX INC
filed 2008-05-14
CIK 1039466

FORM 10-Q

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended March 31, 2008

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

Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

The number of shares of common stock issued and outstanding as of May 13, 2008 was 174,984,541.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Independent Auditor's Report	F-1

Balance Sheets March 31, 2008 (unaudited) and September 30, 2007 audited	F-2

Statements of Operations for the Three and Six Months ended March 31, 2008 and 2007 (unaudited) and the period February 25, 1997 (inception) to March 31, 2008	F-3

Statements of Stockholders Equity for the period February 25, 1997 (inception) to March 31, 2008 unaudited)	F-4

Statements of Cash Flows for the Six Months ended March 31, 2008 and 2007 (unaudited) and the period February 27, 1997 (inception) to March 31, 2008	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 Qualitative and Quantitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1a.Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

XSUNX
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA

We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of March 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC
Denver, CO
May 13, 2008

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	March 31,	September 30,
	2007	2007
ASSETS:
Current assets:
Cash	$3,467,130	$1,773,748
Inventory Held for Sale - Marketable Prototype	1,632,625	$1,720,875
Prepaid Expenses	54,686	54,377
Total current assets	5,154,441	3,549,000

Fixed assets:
Office & Misc. Equipment	63,911	39,437
Research and Development Equipment	634,907	532,795
Leasehold Improvement	89,825	89,825
Other - Oregon Manufacturing Progress Payment	500,000	-
Total Fixed Assets	1,288,643	662,057
Less Depreciation	(195,513)	(118,064)
Total fixed assets	1,093,130	543,993

Other assets:
Patents/Trade Marks		-
Security Deposit	5,815	5,815
Accrued Interest Receivable	141,223	143,452
Total other assets	1,647,038	1,649,267

TOTAL ASSETS	$7,894,609	$5,742,260

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$244,365	$259,652
Accrued Expenses	59,498	53,036
Total current liabilities	303,863	312,688

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares where issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 173,403,188 shares issued and outstanding at March 31, 2008 and 157,919,856 shares were issued and outstanding at September 30, 2007	18,169,169	13,563,869
Paid in Capital - Common Stock Warrants & Fees	3,635,418	2,326,553
Deferred Stock Compensation	(1,155,300)
Deficit accumulated during the development stage	(13,058,541)	(10,460,850)
Total stockholders' profit (deficit)	7,590,746	5,429,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,894,609	$5,742,260

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					Feb. 25, 1997
					(Inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2007	2008	2007	2008
Revenue
Service Income	$-	$6,880		$6,880	$14,880
Other Income					-

Total Revenue	-	6,880	-	6,880	14,880

Expenses:
Advertising	3,724	18,223	8,254	43,470	68,856
Bank Charges	636	204	1,187	229	5,067
Conferences & Seminars	69	99	3,784	9,370	29,776
Consulting	108,803	4,269	139,799	42,542	1,650,383
Depreciation	(106,328)	16,714	23,630	34,667	205,432
Directors' Fees					11,983
Due Diligence					45,832
Dues and Subscriptions					-
Equipment Rental					1,733
Filing Fees	1,042		1,042	2,497	9,652
Impairment loss					923,834
Insurance	12,576	31,049	34,740	34,585	105,059
Legal & Accounting	49,073	41,252	74,393	109,577	812,773
Licenses & Fees	25	50	643	70	7,188
Commitment and Loan Fees					741,834
Meals & Entertainment					4,119
Miscellaneous			100	28	7,478
Office Expenses	3,170	3,073	6,962	11,434	48,474
Patent Fees					2,469
Postage & Shipping	1,492	1,972	2,867	2,698	17,695
Printing	10,278	1,968	10,686	6,382	39,156
Public Relations	133,220	670	201,894	27,300	691,255
Recruitment Expenses			1,403		48,467
Research & Development	149,295	109,236	155,701	320,331	2,171,623
Rent	21,670	15,638	38,879	30,350	151,402
Salaries	285,366	216,105	520,950	357,880	2,280,072
Subscription Reports					9,858
Taxes	802	504	2,468	504	11,305
Telephone	7,140	6,478	12,126	12,288	87,049
Transfer Agent Expense		100		383	20,365
Travel, Meals & Entertainment	37,245	38,376	69,199	75,581	343,692
Utilities	3,127		5,536		13,639
Abandoned Equipment					808
Option / Warrant Expense			1,308,865	364	3,785,418

Total Operating Expenses	722,425	505,980	2,625,108	1,122,530	14,353,746

Other (Income) Expense
Interest Expense	395	364	790	364	249,350
Interest Income	78,239	(51,515)	(28,220)	(84,769)	(369,902)
Legal Settlement					(1,100,000)
Other					-
Forgiveness of Debt					(59,773)

Total Other Income/Expense	78,634	(51,151)	(27,430)	(84,405)	(1,280,325)

Net (Loss)	$(801,059)	$(447,949)	$(2,597,678)	$(1,031,245)	$(13,058,541)

Per Share Information:
Basic
Weighted average number of common shares outstanding	172,206,449	157,046,230	169,774,536	156,249,529

Net Loss per Common Share	$(0.005)	$(0.003)	$(0.02)	$(0.007)

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
December 31, 2007
(Unaudited)

						Deficit
					Paid in Capital	Accumulated
					Common	During the	Deferred
	Treasury Stock		Common Stock		Stock	Exploration	Stock
	# of Shares	Amount	# of Shares	Amount	Warrants	Stage	Compensation	Totals

Inception February 25, 1997	-	-	-	-	-	-	-	-

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	312,106
Net Loss for Year	-	-	-	-	-	(193,973)		(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	(193,973)	-	335,834

Issuance of stock for services	-	-	1,500	30,000	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	(50,000)
Net Loss for Year	-	-	-	-	-	(799,451)		(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	(993,424)	-	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	463,500
Net Loss for Year	-	-	-	-	-	(1,482,017)		(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	(2,475,441)	-	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	27,000
Net Loss for year	-	-	-	-	-	(118,369)		(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	(2,593,810)	-	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	337,887
Net Loss for year	-	-	-	-	-	(32,402)		(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	(2,626,212)	-	(366,906)

Net Loss for year	-	-	-	-	-	(47,297)		(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	(2,673,509)	-	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	-	225,450
Issuance of stock for Debt	-		115,000	121,828	-	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	-	125,200
Net Loss for year	-	-	-	-	-	(145,868)		(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	(2,819,377)	-	2,350

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-	1,200,000	-	-	1,200,000
Net Loss for Year	-	-	-	-	-	(1,509,068)		(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	1,200,000	(4,328,445)	-	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	-	360,945
Issuance of stock for collateral	26,798,418	-	-	-	-	-	-	-
Net Loss for Year			-	-	-	(1,400,839)		(1,400,839)

Balance - September 30, 2005	26,798,418	-	123,876,639	3,996,735	1,200,000	(5,729,284)	-	(532,549)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	31,500
Issuance of Common Stock Warrants	-	-	-	-	951,250	-	-	951,250
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000				5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383				241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250				3,171,250
Net Loss for Year	-	-	-	-	-	(3,441,940)		(3,441,940)

Balance September 30, 2006	26,798,418	-	157,169,856	13,290,869	2,151,250	(9,171,354)	-	6,270,765

Cancelation of Stock for Services Returned			(150,000)	(12,000)				(12,000)
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley			900,000	285,000	(150,000)			135,000
Stock Option / Warrant Expense					325,303			325,303
Net Loss for Year						(1,289,497)		(1,289,497)

Balance September 30, 2007	-	$-	157,919,856	$13,563,869	$2,326,553	$(10,460,850)	$-	5,429,572

Issuance of Stock for Cash			3,333,332	$1,000,000				1,000,000
Issuance of Common Stock for Services			3,500,000	$1,105,300	$1,308,865			2,414,165
Deferred Stock Compensation							$(1,135,300)	(1,135,300)
Net Loss for the Period						(1,796,632)		(1,796,632)

Balance December 31, 2007	-	$-	164,753,188	$15,669,169	$3,635,418	$(12,257,482)	$(1,135,300)	5,911,805

Issuance of Stock for Cash			8,650,000	$2,500,000				2,500,000
Issuance of Common Stock for Services								-
Deferred Stock Compensation					$(1,506,054)			(1,506,054)
Deferred Stock Compensation							$(20,000)	(20,000)
Net Loss for the Period						(801,059)		(801,059)

Balance March 31, 2008	-	$-	173,403,188	$18,169,169	$2,129,364	$(13,058,541)	$(1,155,300)	6,084,692

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Feb. 25, 1997
	Six Months Ended March 31,		(Inception) to
			March 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(2,597,678)	$(1,031,245)	$(13,058,541)

Issuance of Common Stock for Services		(12,000)	1,336,998
Issuance of Common Stock for Commitment Fee			310,117
Amortization of Common Stock for Commitment Fee			-
Option / Warrant Expense	1,308,865	364	3,635,418
Issuance of Stock for Interest			241,383
Depreciation	120,144	43,761	195,513
Inventory			(1,632,625)

Adjustments to reconcile net loss to cash used in operating activities:			-
(Increase) in Deferred Financing Costs			-
(Increase) Accounts Receivable			-
(Increase) Security Deposit	-	(1,700)	(5,815)
(Increase) in Prepaid Expense	(309)	46,582	(554,686)
(Decrease) in Accounts Payable	(15,287)	13,684	244,365
Increase (Decrease) in Accrued Liabilities	6,462	(101,276)	59,498
Net Cash Flows Used for Operating Activities	(1,177,803)	(1,042,194)	(9,228,375)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(626,586)	(29,701)	(788,643)
Note Receivable	-	(812,500)	(1,500,000)
Accrued Interest earned	(2,229)	(19,288)	(141,223)
Net Cash Flows Used for Investing Activities	(628,815)	(861,489)	(2,429,866)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion			3,171,250
Procceds from Debenture Conversion			5,000,000
Issuance of Common Stock for Warrants			135,000
Issuance of Common Stock for cash	3,500,000		6,819,121
Net Cash Flows Provided by Financing Activities	3,500,000	-	15,125,371

Net Increase (Decrease) in Cash	1,693,382	(1,903,683)	3,467,130

Cash and cash equivalents - Beginning of period	1,773,748	4,305,105	-

Cash and cash equivalents - End of period	$3,467,130	$2,401,422	$3,467,130

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$790	$364	$73,728
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued (returned) in exchange for services		$(12,000)	$1,336,998
Conversion of debt for Stock			$-
Common Stock Issued for Commitment Fee			$364,417
Common Stock Issued for Interest			$241,383

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
March 31, 2008
Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three and six months ended March 31, 2008 and 2007 and for the period February 25, 1997 (inception) to March 31, 2008, and cash flows for the six-months ended March 31, 2008 and 2007 and the for the period February 25, 1997 (inception) to March 31, 2008. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2007.

Note 2 - Lease - Golden Office:

On July 1, 2006 the Company entered into a three year lease for office and research facilities located at 500 Corporate Circle, Golden Colorado. First year lease rate was $1,687.50 per month. This increased to $1,738 per month on July 1, 2007 and will increase to $1,790.00 per month on July 1, 2008. The lease expires on June 30, 2009.

Note 3 - Sale of Unregistered Securities:

On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC. The registration was effective on April 10, 2008

Note 4 - Form S-1 Registration

On January 18, 2008, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 48,650,000 shares related to our financing agreements with Fusion Capital Fund II, LLC and Cumorah Capital. The registration was declared effective by the Securities and Exchange Commission on April 10, 2008.

Note 5 - Note Receivable:

On January 1, 2007, XSUNX, Inc. issued a secured, seven year, 10% note to Sencera, LLC in the amount up to $1,500,000. The note may be repaid within seven years or converted into a membership interest in Sencera, LLP, or a three year extension of a plasma technology license issued to XsunX by Sencera contemporaneously with the note. The security consists of the license rights, the ability to exercise the conversion and all other rights and remedies provided by law. As of March 31, 2008, the balance of the note receivable was $1,500,000 plus accrued interest earned of $141,223.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
March 31, 2008
Unaudited)

Note 5 - Note Receivable - Continued:

The Loan was made by XsunX in conjunction with a Technology License and Development Agreement between the parties, also dated January 1, 2007, providing XsunX with licensing rights to plasma deposition technologies for possible future use by XsunX in solar product manufacturing technologies.

Use of the licensed plasma technology by XsunX in any of its planned or future processes or products has and continues to be subject to completion of development by Sencera, LLC, and substantiation of intended performance criteria under the agreements, and determination of commercial application suitability by XsunX.

Note 6 - Legal:

On December 7, 2007, the Company filed an action for breach of contract and declaratory relief in the Superior Court of Orange County, California, against Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, and Capitoline Financial Group LLC. The XsunX Action was brought to seek a court determination that the Company does not owe any fees to the above defendants by reason of a $21 million dollar financing transaction with Fusion Capital Fund II, LLC (“Fusion”). In March 2008 the XsunX Action was removed to the U.S. District Court for the Southern District of New York.

On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, (“Wharton”) filed an action in the U.S. District Court for the Southern District of New York against the Company pursuant to which plaintiffs seek fees in an amount equal to seven percent (7%) of the gross proceeds received by the Company under a financing agreement between Fusion Capital Fund II, LLC and the Company.

On May 1, 2008 XsunX and Wharton agreed to a settlement. Under the pending settlement XsunX has agreed to provide Wharton with 875,000 shares of its common stock of which no more that 250,000 shares may be sold by Wharton monthly, and a $100,000 cash payment to be paid in four (4) monthly installments of $25,000 each. The U.S. District Court for the Southern District of New York has made an order of discontinuance that the settled action be discontinued with prejudice pending final documentation between the parties to occur within thirty (30) days.

Note 7 - Marketable Production Machine:

Subject to the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties have built a first run prototype production machine (“Machine”) for the purpose of proofing and demonstrating certain thin film solar cell manufacturing technology. The parties have agreed to commence efforts to market and sell the Machine. As a result, the Company reclassified the net book value of the asset which was $1,632,625 ($1,765,000 original cost less accumulated depreciation of $132,375) from total other assets to inventory. The Company re-classified this asset for prior periods in the current financial statement, net of accumulated depreciation for comparability. There is no salvage value estimated for this equipment as we believe that the machine will be sold prior to the end of its useful life. Accumulated depreciation for this asset is included with all other accumulated

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
March 31, 2008
Unaudited)

Note 7 - Marketable Production Machine - Continued:

depreciation in the accumulated depreciation line in fixed assets section of the balance sheet. Upon the successful sale of the Machine, the parties have agreed to a 50/50 split of the net proceeds of the sale of this Machine excluding production costs and reasonable marketing expenses. Upon the sale of the production Machine, the asset will be treated as inventory at the depreciated asset value at the time of the sale. The valuation of this asset is based on the contracted assembly and delivery price of $1,765,000. The valuation is reviewed quarterly using replacement cost and estimated potential sales price estimates. It is the policy of the Company to write down the value of this asset if these estimates are less than the current book value.

Note 8 - Stock-Based Compensation:

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

Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 18,195,332 options and warrants issued of which 13,869,499 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from .1 years to 4.7 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53 to 86 based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. There was no additional option or warrant expense booked in the quarter ended March 31, 2008.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
March 31, 2008
Unaudited)

Note 9 - Oregon Factory Equipment Progress Payments:

In March 2008, the Company made the first in a series of progress payments to a supplier of manufacturing equipment for our Oregon facility in the amount of $500,000. Subsequently in April 2008, the Company made a second progress payment of an additional $500,000. These payments are reflected as progress payments on the balance sheet and as the equipment is delivered will be reclassified as manufacturing equipment.

Note 10 - Subsequent Events:

Form S-1 Registration

On January 18, 2008, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 48,650,000 shares related to our financing agreements with Fusion Capital Fund II, LLC and Cumorah Capital. The registration was declared effective by the Securities and Exchange Commission on April 10, 2008.

Sale of Shares

In a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the Securities and Exchange Commission on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC 1,581,353 shares of common stock at variable pricing between $0.36 to $0.405 raising aggregate proceeds of $600,000. 31,585,315 shares remain available for sale to Fusion under S-1 Registration.

Oregon Manufacturing Facilities Lease

On April 1, 2008, XsunX, Inc. (“Company” or “XsunX”) signed a sub-lease (“lease agreement”) for approximately ninety thousand (90,000) square feet of manufacturing facilities located at 23365 NE Halsey Street, Wood Village, Oregon, U.S.A. The purpose of the lease agreement was to establish facilities necessary for the installation and operation of the Company’s planned thin film solar module manufacturing operations. The lease agreement requires that XsunX post a security deposit letter of credit in the amount of $106,000 and a letter of credit in an amount to be determined for 125% of the value for the removal of any improvements performed to the structure by XsunX.

Except for the completion and delivery by May 15, 2008 by the sub-landlord of an environmental site assessment report to determine whether any environmental hazards are present requiring abatement, the balance of all other conditions precedent necessary for the commencement of the lease have been completed. In the event that environmental hazards are found, or if in the opinion of XsunX that such hazards render the premises unsuitable for use, XsunX may terminate the lease agreement without obligation. There can be no assurance that the above conditions precedent to the commencement of the lease will be completed to the satisfaction of the parties.

(A Development Stage Company
Notes to Financial Statements
March 31, 2008
Unaudited)

Oregon Manufacturing Facilities Lease - Continued

Completion of sub-landlord removal work and the commencement date of the lease are scheduled to occur on or before July 31, 2008. The term of the lease agreement with the sub-landlord provides for XsunX occupancy through July 31, 2011. Thereafter, should XsunX elect to continue to occupy the premises, XsunX will be required to have established continued lease arrangements with the master landlord. Specific term and lease payment schedule is as follows:

Each Month During The Time Period:	Monthly Basic Rent Payable With Respect To Each Month During The Subject Time Period:

Commencement Date to July 31, 2009	$53,000.00

August 1, 2009 to July 31, 2010	$54,060.00

August 1, 2010 to July 31, 2011	$55,141.20

Item 2.	MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

XsunX is a development stage company with no significant sources of revenue to date. We are a thin-film photovoltaic (“TFPV”) company that intends to grow its business by manufacturing TFPV amorphous solar modules and selling them into what we believe is a high growth solar market opportunity. Our decision to pursue this strategy is based on our three years of research in the design and use of technologies for the manufacture of TFPV solar cells utilizing amorphous silicon. During this time we have developed the technical capabilities, qualified core staff, and market understanding that we believe will be necessary to establish product manufacturing infrastructure and take our product to market.

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

Planned Manufacturing Capacities

In the 2008 calendar year, we anticipate completing the assembly and installation of a small production research and development system and initiating construction of our first full scale 25 MW system. Barring assembly delays, we anticipate completing the assembly of our first 25MW line between December 2008 and January 2009. Near the end of the 2008 calendar year, we plan to launch the build-out of the first of three additional 25 MW systems necessary to eventually bring our capacity to 100 MW. Barring assembly delays, we anticipate completing the assembly of the first of these additional lines in November 2009, the second in January 2010, and the final 25 MW in March 2010. We intend to use the balance of the 2010 year to continue to work to improve system utilization, add shifts, and increase module yields to bring our production to peak capacities of 100 MW or more of annualized solar module production. To complete each new production line, we plan to use a systematic replication process that is designed to enable us to add production lines rapidly and efficiently, and achieve operating metrics that are comparable to the performance of our initial 25 MW system.

Sales and Marketing

Target Market

Our primary target market for our TFPV solar modules will be applications for On-Grid (facilities tied to conventional power distribution infrastructure) application of 1MW in size and above. Typical applications and buyers would include:

•	Solar Farms

o	License Holders in Germany, Spain & Canada
o	US installers servicing commercial and utility scale installations

•	Government Agencies (DOD)

o	Bureau of Land Management
o	Department of Defense

•	Power Purchase Agreements

o	Renewable Ventures

•	Utility Companies

o	Meeting Green Mandates

•	Large Commercial Installations

Sales & Distribution

In anticipation of commercial production, we have developed a pre-sales reservation program, based upon the solar module manufacturing industry’s policy of pre-selling manufacturing capacity to system installers and large users of solar. This is intended to aid in building a sales channel, loading that channel with customers interested in purchasing our future module production, and developing brand presence and recognition as early as possible. The program enables qualified, interested parties to specify the amount of solar module capacity they anticipate purchasing at favorable per watt pricing. As of the date of this report, we have signed reservation agreements with five (5) solar system integrators indicating interest in over 145 MW of production in calendar 2009, 2010 and 2011. Our agreements provide for the payment of a 5% deposit based on the 2009 calendar year purchase commitment either prior to, or not later than, 30 days after the delivery by XsunX to the reserving party of commercial samples for evaluation. The information in this paragraph is designed to summarize the general terms of the pre-sales reservation program and market opportunities. It is not intended to provide guidance about our future operating results, including revenues or profitability.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THE SAME PERIOD IN 2007

Revenue:

The Company generated no revenues in the period ended March 31, 2008 as compared to $6,880 during the same period in 2007. Additionally, there was no associated cost of sales.

Operating Expenses:

Operating Expenses for the three month period ended March 31, 2008 totaled $722,425. This represents an increase of $216,445 as compared to the same period in 2007 which totaled $505,980. The increase in operating expenses between the periods is primarily attributable to increased consulting expenses relating to the planning and preparation for our manufacturing facility and higher salaries driven by the addition of employees. A comparative analysis of the period to period performance is provided below.

Option and Warrant Expenses:

Option and Warrant expense for the three month period ending March 31, 2008 were zero and were unchanged from the same period in 2007.

Salaries and Wages:

Salaries and wages for the three month period ended March 31, 2008 were $285,366 as compared to $216,105 during the same period in 2007. The increase of $69,261 was driven by an increase to salaries related to retention of key employees and the launch of our plans to build and establish thin film solar module manufacturing infrastructure.

Research and Development:

Research and Development expense for the three month period ended March 31, 2008 totaled $149,295 as compared to $109,236 for the same period in 2007. The increase of $40,059 is attributable to the transitioning of a production prototype machine under assembly to inventory for sale.

Professional Services:

Public relations and marketing expense for the three month period ended March 31, 2008 totaled $133,220 as compared to $670 during this same period in 2007. The increase of $132,550 represents an increased utilization of public relations services to work towards establishing brand awareness during the period.

Consulting expenses for the three month period ended March 31, 2008 totaled $108,803 as compared to $4,269 during the same period in 2007, an increase of $104,534. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility. The Company compensated its scientific advisory board $13,500 during the quarter.

Legal and accounting fees for the three month period ended March 31, 2008 totaled $49,073 as compared to $41,252 during the same period in 2007. This represents an increase of $7,821 largely driven by increased expenditures for legal services related to equipment and materials contract review and the efforts to defend claims by a third party for payment of fees for claimed services.

Travel and Entertainment:

Expenses for travel and entertainment were $37,245 for the three month period ended March 31, 2008. This compared to $38,376 for the same period in 2007. This decrease of $1,131 was relatively flat versus the same period in the prior year and represents continued travel related expense for business development activities.

The net loss for the three months ended March 31, 2008 was $(801,059) as compared to a net loss of ($447,949) for the same period 2007. The increased net loss of $353,110 includes (i) The operating expense changes discussed above, (ii) and a decrease in interest income of $126,754 resulting from the investment of cash balances in interest bearing accounts and corrected interest calculation for the Sencera note.

The Company incurred a net loss of $(801,059) and net loss of ($447,949) in the three-month period ended March 31, 2008 and 2007 respectively. The associated net loss per share was $(0.005) for the three month period ended March 31, 2008 and $(0.003) for the same period in 2007. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance. The net income for the quarter resulted from one-time non-cash items such as Option and Warrant Expense.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THE SAME PERIOD IN 2007

Revenue:

The Company generated no revenues in the period ended March 31, 2008 as compared to $6,880 revenue in the same period in 2007. Additionally, there was no associated cost of sales.

Operating Expenses:

Operating Expenses for the six month period ended March 31, 2008 totaled $2,625,108. This represents an increase of $1,502,578 as compared to the same period in 2007 which totaled $1,122,530. The increase was primarily due to none cash warrant and option expenses and an increase to operational expenses primarily attributable to the Company’s efforts to establish manufacturing facilities and to commercialize its technologies. A comparative analysis of the period to period performance is provided below.

Option and Warrant Expenses:

Option and Warrant expense for the six month period ending March 31, 2008 were $1,308,865 and were higher by $1,308,501 from the same period in 2007 which were $364. This increase is due to the additional options and warrants issued by the company and the implementation of SFAS No. 123(R), (“Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

Salaries and Wages:

Salaries and wages for the six month period ended March 31, 2008 were $520,950 as compared to $357,880 during the same period in 2007. The increase of $163,070 was driven by an increase to salaries related to retention of key employees and the launch of our plans to build and establish thin film solar module manufacturing infrastructure.

Research and Development:

Research and Development expense for the six month period ended March 31, 2008 totaled $155,701as compared to $320,331 for the same period in 2007. The decrease of $164,630 reflects the completion of the Company’s outsourced research and development efforts and new focus on the design and planned implementation of the facilities necessary to commercialize the Company’s technology. This reduction is partially offset by the transitioning of a production prototype machine under assembly to inventory for sale, and the increase in salary and wages as the Company brings on staff to continue its research and development efforts.

Professional Services:

Public relations and marketing expense for the six month period ended March 31, 2008 totaled $201,894 as compared to $27,300 during this same period in 2007. The increase of $174,594 represents an increased utilization of public relations services to work towards establishing brand awareness during the period.

Consulting expenses for the six month period ended March 31, 2008 totaled $139,799 as compared to $42,542 during the same period in 2007, an increase of $97,257. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility. The Company compensated its scientific advisory board $31,500 during the six-month period.

Legal and accounting fees for the six month period ended March 31, 2008 totaled $74,393 as compared to $109,577 during the same period in 2007. This represents a decrease of $35,184 largely driven by smaller expenditures for legal services.

Recruiting fees of $1,403 were paid during the six month period ended March 31, 2008. This compared to no expenses during the same period in 2007. The increase of $1,403 was driven by the hiring activity reflected in salary and wages. We anticipate that costs associated with recruiting employees may continue to rise.

Travel and Entertainment:

Expenses for travel and entertainment were $69,199 for the six month period ended March 31, 2008. This compared to $75,581 for the same period in 2007. The decrease of $6,382 was relatively flat versus the same period in the prior year and represents continued travel related expense for business development activities.

The net loss for the six months ended March 31, 2008 was ($2,597,678) as compared to a net loss of ($1,031,245) for the same period 2007. The increased net loss of $1,566,433 includes (i) The operating expense changes discussed above including non-cash expenses associated with the issuance of Options and Warrants of $1,308,865, (ii) and a decrease in interest income of $56,549 resulting from the investment of cash balances in interest bearing accounts and the non-cash interest associated with the Sencera note as described in Note 5 to the Financial Statements.

The Company incurred net losses of ($2,597,678) and ($1,031,245) in the six-month period ended March 31, 2008 and 2007 respectively. The associated net loss per share was $(0.02) for the six month period ended March 31, 2008 and $(0.007) for the same period in 2007. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at March 31, 2008 of $3,467,130, inventory of $1,632,625 and prepaid expenses in the amount of $54,686 as compared to cash of $1,773,748, restated inventory from production prototype machine net of depreciation of $1,720,875 and prepaid expenses in the amount of $54,377 as of September 30, 2007. The Company had a net working capital of $4,850,578 as compared to a net working capital of $3,236,312 at September 30, 2007. Cash flow used in operating activities during the six-month period ended, March 31, 2008, was ($1,177,803) as compared to a use of cash of ($1,042,194) for the same period 2007. The increase in cash used in operations of $135,609 included (i) decreased non-cash expense relating to option and warrant expenses of $(197,189) and (ii) the operation changes discussed above. The current period ended March 31, 2008 also included a non-cash depreciation expense of $165,699 compared to $34,667 in the same period in 2007.

For the three-months ended March 31, 2008, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the issuance of common stock for cash raising gross proceeds of $3,500,000 which occurred in the six-months ended March 31, 2008 and other historical financings which occurred in the fiscal year ended September 30, 2007.

At March 31, 2008, we had cash and cash equivalents of $3,521,816 and net working capital of $4,850,578.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended March 31, 2008, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

On November 1, 2007, XsunX signed a $21 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company ("Fusion Capital"). Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC declared effective the registration statement related to the transaction, which occurred on April 10, 2008, we have the right over a 25-month period to sell our shares of common stock to Fusion Capital, from time to time, in amounts up to $1 million per sale, depending on certain conditions as set forth in the agreement, up to the full aggregate commitment of $21 million.

The Company has the right over a 25-month period to receive $80,000 every two business days under the Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.

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

During the second half of the Company's fiscal year ending September 30, 2008 management will continue revising the Company's internal and controls procedure document basing this revision upon additional guidance for implementing the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, we intend to add additional staff to implement separation of duties controls as well.

As of March 31, 2008, the Company’s board of directors had three outside directors and did not have an audit committee. The board of directors will appoint committees as necessary, including an audit committee.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 7, 2007, the Company filed an action for breach of contract and declaratory relief in the Superior Court of Orange County, California, against Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, and Capitoline Financial Group LLC. The XsunX Action was brought to seek a court determination that the Company does not owe any fees to the above defendants by reason of a $21 million dollar financing transaction with Fusion Capital Fund II, LLC (“Fusion”). In March 2008 the XsunX Action was removed to the U.S. District Court for the Southern District of New York.

On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, (“Wharton”) filed an action in the U.S. District Court for the Southern District of New York against the Company pursuant to which plaintiffs seek fees in an amount equal to seven percent (7%) of the gross proceeds received by the Company under a financing agreement between Fusion Capital Fund II, LLC and the Company.

On May 1, 2008 XsunX and Wharton agreed to a settlement. Under the pending settlement XsunX has agreed to provide Wharton with 875,000 shares of its common stock of which no more that 250,000 shares may be sold by Wharton monthly, and a $100,000 cash payment to be paid in four (4) monthly installments of $25,000 each. The U.S. District Court for the Southern District of New York has made an order of discontinuance that the settled action be discontinued with prejudice pending final documentation between the parties to occur within thirty (30) days

Item 1A. Risk Factors

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

We are a development stage company and, to date, have not generated any significant revenues. From inception through March 31, 2008, we had an accumulated deficit of $13,058,541. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

On November 1, 2007, XsunX signed a common stock Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company (“Fusion Capital”) providing for the sale of up to $21 million of common stock to Fusion. Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. On January 18, 2008, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 48,650,000 shares related to our financing agreements with Fusion Capital Fund II, LLC and Cumorah Capital. The registration was declared effective by the Securities and Exchange Commission on April 10, 2008.

The Company has the right over a 25-month period to receive $80,000 every two business days under the Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.

Also, On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

There can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired.

We are working to establish our manufacturing capacity for TFPV products in order to meet anticipated demand, and our revenues and profits will depend upon our ability to successfully complete our initial 25MW of manufacturing capacity and then to sell our TFPV products at volumes to match our available production capacity.

We do not currently have an operating manufacturing facility. We are working to establish initial manufacturing capacity of 25MW per annum and plan to expand manufacturing capacity to 100MW per annum by 2010. This plan includes adding new facilities with the first being in Oregon. We will be installing and testing the equipment for our first manufacturing facility internally and through third parties. We may experience delays, additional or unexpected costs and other adverse events in connection with our projects, including those associated with the equipment we purchase from third parties. Additionally, there can be no assurance that market demand will absorb our manufacturing capacity or that our marketing capabilities will be successful. As a result, we may not be able to realize revenues and profits based upon the expected capacity, or we may experience delays or reductions in these revenues and profits, and our business could be materially adversely affected.

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

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide systems design, assembly and support. The Company is not an affiliate of or to any of our strategic relationships and we anticipate the use of written contracts to govern the terms of each service agreement, and the vendor customer relationship. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. The loss of any strategic relationship could severely impede our ability to complete the assembly of our planned manufacturing facility causing, at minimum, delays and the need to re-qualify suitable providers. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

The loss of existing vendor relationships or inability to locate vendors with the specific capabilities or capacities could significantly impede our ability to commercialize the Company’s technology resulting in a material adverse effect causing our business to suffer

We rely on vendors to provide materials for use in our manufacturing process, component parts, and equipment for use in the assembly of our manufacturing system. We have selected a primary and secondary vendor for the supply of the various materials, component parts, and equipment employed in our manufacturing process. The Company is not affiliated with any of our vendors and we anticipate the use of written contracts to govern the terms of each purchase and supply commitment, and the vendor customer relationship. The market for the materials, components, and equipment employed by XsunX in the manufacture of our products are developing rapidly and we anticipate that continued growth in the demand for similar material and supplies may cause supplies to become limited or deliveries delayed until such time that vendors can adjust to growth in the demand for their products. There can be no assurance that vendors of sufficient capabilities and/or capacities can adjust in a timely manner or at all to meet any growth in demand for their products. A loss by the Company of any of these vendor relationships or an inability to locate vendors with capabilities and /or capacities necessary to meet our manufacturing system assembly requirements or provide materials in sufficient quantities to support our product production efforts could cause the Company to experience difficulties in implementing our business strategy. The loss of any vendor relationship could severely impede our ability to complete the assembly of our planned manufacturing facility and/or impede or prevent us from producing products thereby causing, at minimum, delays and the need to re-qualify vendors and materials. There can be no assurance that we could establish other relationships of adequate expertise or qualification in a timely manner or at all.

We cannot guarantee you that our patents are broad enough to provide any meaningful protection nor can we assure you that one of our competitors may not develop more effective technologies, designs or methods without infringing our intellectual property rights or that one of our competitors might not design around our technologies.

We have been granted, and exclusively own, three patents from the United States Patent and Trademark Office. We have also been granted a license to a patent and technology portfolio relating to photovoltaic technology design, manufacturing processes, and the development of technology. Under our current plans we intend to leverage the technical experience and know how we have developed while working to commercialize our patents and licensed technologies. However, our current TFPV solar module design leverages our experience and know how but independently is not the product of nor is it protected under any domestic or international patent rights. Our patents and licenses, and our proprietary TFPV solar module designs, may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

We cannot rely solely on our current patents to be successful. The standards that the U.S. Patent and Trademark Office and foreign patent office's use to grant patents, and the standards that U.S. and foreign courts use to interpret patents are not the same and are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. May differ substantially from that obtained in various foreign countries. In some instances, patents have been issued in the U.S. while substantially less or no protection has been obtained in Europe or other countries.

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

We will have a need to lease additional manufacturing facilities of suitable size to effectuate our future plans to install and operate 100MW of solar module manufacturing capabilities. We may encounter difficulties in locating and qualifying for the necessary manufacturing space we need to effectuate our future plans.

We have sub-leased approximately 90,000 sq. ft. of commercial manufacturing facilities, located in Wood Village Oregon, to operate our initial 25MW of production. We will need to secure approximatley 225,000 sq. ft. of additional commercial space to implement our plans for 100MW of TFPV manufacturing capabilities. There can be no assurance that we can locate facilities that are appropriate for our operations, or that we can negotiate reasonable lease terms, qualify, or find access to sufficient utility infrastructure Our failure to secure suitable manufacturing facilities will limit and potentially prohibit our ability to successfully complete our plan to build and operate 100 MW of TFPV solar module manufacturing capabilities.

Colorado Law Provides Indemnification For Officers, Directors, Employees and Agents of The Company, Which Could Result in Substantial Expenditures By and Have An Adverse Effect On Our Company.

The Colorado Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it may be unable to recoup and such expenditures could have an adverse effect on our Company.

Colorado Law Excludes Personal Liability of Our Directors To The Company Which Could Limit Our Right To Recover Damages And Have An Adverse Effect On Our Company.

The Colorado Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case, which could have an adverse effect on our Company. This provision does not affect the liability of any director under federal or applicable state securities laws.

Compliance With Sarbanes-Oxley Could Be Time Consuming and Costly, Which Could Cause Our Independent Registered Public Accounting Firm To Conclude That Our Internal Control Over Financial Reporting Is Not Effective.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We also expect the new regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our Board of Directors (particularly to serve on an audit committee) and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then we may be unable to continue to have our common stock traded on the Over-the-Counter Bulletin Board and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We Do Not Anticipate Paying Any Cash Dividends, Which Could Reduce The Value Of Your Stock.

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

There Is A Limited Public Market For Our Common Stock, Which Could Prevent You From Liquidating Your Investment.

There is only a limited public market for the Company’s common stock, and no assurance can be given that a market will continue or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our common stock. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in our common stock. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for any loans.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

In connection with entering into the common stock Purchase Agreements with Fusion Capital Fund II, LLC and Cumorah Capital, we have registered under the Securities Act 48,650,000 shares of our common stock, 17,064,685 shares which have already been issued and 31,585,315 shares which we may sell to Fusion Capital subject to the Purchase Agreement over a twenty-five (25) month period.

The purchase price for the common stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. It is anticipated that the shares registered under the Registration Statement will be sold over a period of up to twenty-five (25) months. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 31,585,315 shares of common stock under the Purchase Agreement which have not already been purchased by Fusion Capital. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Adversely Affect The Market Price Of Your Stock.

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
Although There is a Pending Settlement in the Wharton Capital Litigation, In the Event the Settlement is Not Completed, An Adverse Ruling in that Case Could Reduce The Proceeds Available To Us From Sales of Common Stock to Fusion Capital

On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, (“Wharton”) filed an action in the U.S. District Court for the Southern District of New York against the Company pursuant to which plaintiffs seek fees in an amount equal to seven percent (7%) of the gross proceeds received by the Company under a financing agreement between Fusion Capital Fund II, LLC and the Company.

On May 1, 2008 XsunX and Wharton agreed to a settlement. Under the pending settlement XsunX has agreed to provide Wharton with 875,000 shares of its common stock of which no more that 250,000 shares may be sold by Wharton monthly, and a $100,000 cash payment to be paid in four (4) monthly installments of $25,000 each. The U.S. District Court for the Southern District of New York has made an order of discontinuance that the settled action be discontinued with prejudice pending final documentation between the parties to occur within thirty (30) days.

There is no assurance that the pending settlement will be completed or that Wharton may not chose to re-file their action within the thirty (30) day period provided by the court for the parties to effectuate the settlement. Should the pending settlement fail an adverse ruling in favor of plaintiffs could reduce the amount of gross proceeds the Company would otherwise receive under the Purchase Agreement with Fusion Capital Fund II, LLC by up to seven percent (7%).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

Sale of Shares

In a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the Securities and Exchange Commission on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC 1,581,353 shares of common stock at variable pricing ranging between $0.36 to $0.405 raising aggregate proceeds of $600,000. 31,585,315 shares remain available for sale to Fusion under S-1 Registration.

Item 6. Exhibits and reports on Form 8-K -

1. The following is a list of Current Reports filed by the Company in the period ended March 31, 2008. These reports are filed as part of this report:

Reports on Form 8-K:	Date Filed

Report on Form 8-K related to a press release on the issuance of a competitive analysis of PV-technologies	1/29/2008

The following is a list of Current Reports on Form 8-K filed by the Company subsequent to the period ended March 31, 2008. These reports are filed as part of this report:

Report on Form 8-K related to the Company entering into a material definitive agreement for a sub lease in Oregon for a manufacturing facility.	04/02/2008

2. Exhibits:

EXHIBIT	DESCRIPTION

10.1	Merix Corporation Sublease Agreement, dated April 1, 2008. (1)
31.1	Sarbanes-Oxley Certification
31.2	Sarbanes-Oxley Certification
32.1	Sarbanes-Oxley Certification
32.2	Sarbanes-Oxley Certification

(1)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated April 2, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 13,2008	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive Officer, President

Dated: May 13,2008	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer