Form 10-Q
period 2008-06-30
XSUNX INC
filed 2008-08-11
CIK 1039466

FORM 10-Q

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

The number of shares of common stock issued and outstanding as of August 11, 2008 was 182,334,829.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Independent Auditor's Report	F-1

Balance Sheets June 30, 2008 (unaudited) and September 30, 2007 audited	F-2

Statements of Operations for the Three and Six Months ended June 30, 2008 and 2007 (unaudited) and the period February 25, 1997 (inception) to June 30, 2008	F-3

Statements of Stockholders Equity for the period February 25, 1997 (inception) to June 30, 2008 unaudited)	F-4

Statements of Cash Flows for the Nine Months ended June 30, 2008 and 2007 (unaudited) and the period February 27, 1997 (inception) to June 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 Qualitative and Quantitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1a.Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

XSUNX
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
XSUNX, INC.
Aliso Viejo, CA

We have reviewed the accompanying balance sheet of XSUNX, INC. (a development stage company) as of June 30, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC
Denver, CO
August 11, 2008

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	June 30,	September 30,
	2008	2007
ASSETS:
Current assets:
Cash	$4,577,784	$1,773,748
Inventory Held for Sale - Marketable Prototype	1,632,625	$1,720,875
Prepaid Expenses		54,377
Total current assets	6,210,409	3,549,000

Fixed assets:
Office & Misc. Equipment	41,016	39,437
Research and Development Equipment	635,435	532,795
Leasehold Improvement	89,825	89,825
Oregon Manufacturing Progress Payment & Other	2,356,671	-
Total Fixed Assets	3,122,947	662,057
Less Depreciation	(219,406)	(118,064)
Total fixed assets	2,903,541	543,993

Other assets:
Patents/Trade Marks		-
Security Deposit	5,815	5,815
Accrued Interest Receivable		143,452
Note Receivable		1,500,000

Total other assets	5,815	1,649,267

TOTAL ASSETS	$9,119,765	$5,742,260

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$5,227	$259,652
Accrued Expenses	143,255	53,036
Total current liabilities	148,482	312,688

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding
Treasury Stock, no par value; no shares where issued or outstanding
Common Stock, no par value; 500,000,000 shares authorized; 180,036,091 shares issued and outstanding at June 30, 2008 and 157,919,856 shares were issued and outstanding at September 30, 2007	21,574,429	13,563,869
Paid in Capital - Common Stock Warrants & Fees	2,832,658	2,326,553
Deferred Stock Compensation	(1,690,120)
Deficit accumulated during the development stage	(13,745,684)	(10,460,850)
Total stockholders' profit (deficit)	8,971,283	5,429,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,119,765	$5,742,260

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Feb. 25, 1997 (Inception) to June 30,
	2008	2007	2008	2007	2008
Revenue
Service Income	$-			$6,880	$14,880
Other Income					-

Total Revenue	-	-	-	6,880	14,880

Expenses:
Advertising	8,000	1,780	16,254	45,250	76,856
Bank Charges	1,715	663	2,902	892	6,782
Conferences & Seminars	825	1,125	4,609	10,495	30,601
Consulting	127,274	59,462	263,502	102,004	1,777,657
Depreciation	23,893	16,826	47,523	60,587	229,325
Directors' Fees					11,983
Due Diligence					45,832
Dues and Subscriptions					-
Equipment Rental					1,733
Filing Fees	1,011	1,079	2,053	3,576	10,663
Impairment loss					923,834
Insurance	6,023	14,085	40,764	48,670	111,082
Legal & Accounting	168,939	84,501	241,399	194,078	981,712
Licenses & Fees	75,000	20	75,643	90	82,188
Commitment and Loan Fees					741,834
Meals & Entertainment					4,119
Miscellaneous		1,170	100	1,198	7,478
Office Expenses	9,626	3,239	16,587	14,673	58,100
Patent Fees	2,640		2,640		5,109
Postage & Shipping	2,749	2,857	5,616	5,555	20,444
Printing	12,611	396	23,297	6,778	51,767
Public Relations	107,798	24,660	311,459	51,960	799,053
Recruitment Expenses	2,038	29,806	3,441	29,806	50,505
Research & Development	(234,242)	15,313	(69,994)	326,550	1,937,381
Rent	20,233	19,764	59,111	50,114	171,635
Salaries	316,813	220,736	835,999	578,616	2,596,885
Subscription Reports		6,093		6,093	9,858
Taxes	27	1,003	2,496	1,507	11,332
Telephone	9,481	5,543	21,608	17,831	96,530
Transfer Agent Expense	889	150	1,321	533	21,254
Travel, Meals & Entertainment	74,361	52,718	143,560	128,299	418,053
Utilities	1,183	3,815	6,718	3,815	14,822
Abandoned Equipment					808
Option / Warrant Expense			1,308,865	364	3,785,418

Total Operating Expenses	738,887	566,804	3,367,473	1,689,334	15,092,633

Other (Income) Expense
Interest Income	(52,006)	(71,820)	(83,693)	(156,589)	197,344
Interest Expense	262	651	1,054	(156,589)	(369,640)
Legal Settlement					(1,100,000)
Other					-
Forgiveness of Debt					(59,773)
					-
Total Other Income/Expense	(51,744)	(71,169)	(82,639)	(313,178)	(1,332,069)

Net (Loss)	$(687,143)	$(495,635)	$(3,284,834)	$(1,369,276)	$(13,745,684)

Per Share Information:
Basic
Weighted average number of common shares outstanding	176,107,775	157,169,856	173,085,015	156,505,367

Net Loss per Common Share	$(0.004)	$(0.003)	$(0.02)	$(0.009)

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
June 30, 2007
(Unaudited)

						Deficit
					Paid in Capital	Accumulated	Deferred
					Common	During the	Stock
	Treasury Stock		Common Stock		Stock	Exploration	Compensation
	# of Shares	Amount	# of Shares	Amount	Warrants	Stage		Totals

Inception February 25, 1997	-	-	-	-	-	-	-	-

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	312,106
Net Loss for Year	-	-	-	-	-	(193,973)		(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	(193,973)	-	335,834

Issuance of stock for services	-	-	1,500	30,000	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	(50,000)
Net Loss for Year	-	-	-	-	-	(799,451)		(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	(993,424)	-	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	463,500
Net Loss for Year	-	-	-	-	-	(1,482,017)		(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	(2,475,441)	-	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	27,000
Net Loss for year	-	-	-	-	-	(118,369)		(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	(2,593,810)	-	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	337,887
Net Loss for year	-	-	-	-	-	(32,402)		(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	(2,626,212)	-	(366,906)

Net Loss for year	-	-	-	-	-	(47,297)		(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	(2,673,509)	-	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	-	225,450
Issuance of stock for Debt	-		115,000	121,828	-	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	-	125,200
Net Loss for year	-	-	-	-	-	(145,868)		(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	(2,819,377)	-	2,350

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-	1,200,000	-	-	1,200,000
Net Loss for Year	-	-	-	-	-	(1,509,068)		(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	1,200,000	(4,328,445)	-	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	-	360,945
Issuance of stock for collateral	26,798,418	-	-	-	-	-	-	-
Net Loss for Year			-	-	-	(1,400,839)		(1,400,839)

Balance - September 30, 2005	26,798,418	-	123,876,639	3,996,735	1,200,000	(5,729,284)	-	(532,549)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	31,500
Issuance of Common Stock Warrants	-	-	-	-	951,250	-	-	951,250
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000				5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383				241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250				3,171,250
Net Loss for Year	-	-	-	-	-	(3,441,940)		(3,441,940)

Balance September 30, 2006	26,798,418	-	157,169,856	13,290,869	2,151,250	(9,171,354)	-	6,270,765

Cancelation of Stock for Services Returned			(150,000)	(12,000)				(12,000)
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley			900,000	285,000	(150,000)			135,000
Stock Option / Warrant Expense					325,303			325,303
Net Loss for Year						(1,289,497)		(1,289,497)

Balance September 30, 2007	-	$-	157,919,856	$13,563,869	$2,326,553	$(10,460,850)	$-	5,429,572

Issuance of Stock for Cash			3,333,332	1,000,000				1,000,000
Issuance of Common Stock for Services			3,500,000	1,105,300	1,308,865			2,414,165
Deferred Stock Compensation							(1,135,300)	(1,135,300)
Net Loss for the Period						(1,796,632)		(1,796,632)

Balance December 31, 2007	-	$-	164,753,188	$15,669,169	$3,635,418	$(12,257,482)	$(1,135,300)	5,911,805

Issuance of Stock for Cash			8,650,000	2,500,000				2,500,000
Issuance of Common Stock for Services								-
Deferred Stock Compensation								-
Deferred Stock Compensation							(20,000)	(20,000)
Net Loss for the Period						(801,059)		(801,059)

Balance March 31, 2008	-	$-	173,403,188	$18,169,169	$3,635,418	$(13,058,541)	$(1,155,300)	7,590,746

Issuance of Stock for Cash			5,757,903	2,200,000				2,200,000
Issuance of Common Stock for Services			875,000	402,500			(402,500)	-
Deferred Stock Compensation
Deferred Stock Compensation				802,760	(802,760)		(132,320)	(132,320)
Net Loss for the Period						(687,143)		(687,143)

Balance June 30, 2008	-	$-	180,036,091	$21,574,429	$2,832,658	$(13,745,684)	$(1,690,120)	$8,971,283

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Feb. 25, 1997
	Nine Months Ended June 30,		(Inception) to
			June 30,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(3,284,834)	$(1,526,880)	$(13,745,684)

Issuance of Common Stock for Services		(12,000)	1,336,998
Issuance of Common Stock for Commitment Fee			310,117
Option / Warrant Expense	1,308,865		3,785,418
Issuance of Stock for Interest			241,383
Depreciation	101,342	60,587	219,406
Inventory	88,250		(1,632,625)

Adjustments to reconcile net loss to cash used in operating activities:			-
(Increase) in Deferred Financing Costs			-
(Increase) Accounts Receivable			-
(Increase) Security Deposit	-	(3,200)	(5,815)
(Increase) in Prepaid Expense	54,377	29,664	-
(Decrease) in Accounts Payable	(254,425)	(84,242)	5,227
Increase (Decrease) in Accrued Liabilities	90,219	31,812	143,255
Net Cash Flows Used for Operating Activities	(1,896,206)	(1,504,259)	(9,342,320)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(2,460,890)	(143,538)	(3,122,947)
Note Receivable	1,500,000	(1,225,000)	-
Accrued Interest earned	143,452	(68,493)	-
Net Cash Flows Used for Investing Activities	(817,438)	(1,437,031)	(3,122,947)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion			3,171,250
Proceeds from Debenture Conversion			5,000,000
Issuance of Common Stock for Warrants			135,000
Deferred Stock Compensation	(182,320)		(282,320)
Issuance of Common Stock for Cash	5,700,000		9,019,121
			-

Net Cash Flows Provided by Financing Activities	5,517,680	-	17,043,051

Net Increase (Decrease) in Cash	2,804,036	(2,941,290)	4,577,784

Cash and cash equivalents - Beginning of period	1,773,748	4,305,105	-

Cash and cash equivalents - End of period	$4,577,784	$1,363,815	$4,577,784

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$262	$1,054	$73,200
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued (returned) in exchange for services		$(12,000)	$1,336,998
Conversion of debt for Stock			$-
Common Stock Issued for Commitment Fee			$364,417
Common Stock Issued for Interest			$241,383

See Accountants' Review Report

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
June 30, 2008
Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of XSUNX, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and nine months ended June 30, 2008 and 2007 and for the period February 25, 1997 (inception) to June 30, 2008, and cash flows for the nine-months ended June 30, 2008 and 2007 and the for the period February 25, 1997 (inception) to June 30, 2008. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2007.

Note 2 – Facility Leases :

Golden, Colorado Facility Lease

On July 1, 2006 the Company entered into a three year lease for office and research facilities located at 500 Corporate Circle, Golden Colorado. First year lease rate was $1,687.50 per month. This increased to $1,738 per month on July 1, 2007 and will increase to $1,790.00 per month on July 1, 2008. The lease expires on June 30, 2009.

On May 30, 2008 the Company and MVSystems, Inc. (“MVS”), a vendor previously performing research and technology development services for XsunX, entered into a Sublease Agreement providing for the sublease by MVS of the rear warehouse and assembly floor area of the Company’s facilities located in Golden Colorado. The Company will continue to occupy the front or office portions of the facility. Under the agreement MVS will pay for utilities necessary to operate and demonstrate a PECVD system in its marketing efforts of the system. Subject to various acceleration clauses contained in the sublease, the sublease terminates on or before May 31, 2009.

Oregon Manufacturing Facilities Lease

On April 1, 2008, XsunX entered into a sub-lease agreement for approximately ninety thousand (90,000) square feet of manufacturing facility located at 23365 NE Halsey Street, Wood Village, Oregon, U.S.A.. On July 15, 2008, the sub-lease commenced and XsunX took possession of the facility. The purpose of the lease agreement was to establish facilities necessary for the installation and operation of the Company’s planned thin film solar module manufacturing operations. The lease agreement requires that XsunX post a security deposit letter of credit in the amount of $106,000 which has been delivered, and a second letter of credit in an amount to be determined for 125% of the value for the removal of any improvements performed to the structure by XsunX.

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

Note 3 - Note Receivable Paid and Cancelled:

On June 13, 2008, the Company and Sencera, LLC (“Sencera”), a company that XsunX had previously lent $1,500,000 dollars to in exchange for certain license rights to patent-pending technologies yet to be developed for applicability in thin film solar cell manufacturing, entered into a Separation Agreement (the “Agreement”). The Agreement terminated all previous agreements and obligations between the parties, released all potential claims related to the previous agreements, and provided for the accelerated re-payment to XsunX of the outstanding principal balance of $1,500,000 and accrued interest of approximately $173,251. Upon receipt of the full $1,673,251 payment the Company cancelled the note.

Note 4 - Legal:

Wharton Capital Settlement

On December 7, 2007, XsunX, Inc. (the “Company”) filed an action for breach of contract and declaratory relief in the Superior Court of Orange County, California, against Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, and Capitoline Financial Group LLC. The XsunX Action was brought to seek a court determination that the Company did not owe any fees to the above defendants by reason of a $21 million dollar financing transaction with Fusion Capital Fund II, LLC (“Fusion”). In on or about February 2008 the XsunX Action was removed to the U.S. District Court for the Southern District of New York.

On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, (“Wharton”) filed an action in the U.S. District Court for the Southern District of New York against the Company pursuant to which Wharton sought fees in an amount equal to seven percent (7%) of the gross proceeds received by the Company under a financing agreement between Fusion Capital Fund II, LLC and the Company.

On May 30, 2008 XsunX and Wharton entered into a Settlement Agreement. Under the Settlement Agreement XsunX has agreed to provide Wharton with eight hundred and seventy five thousand (875,000) shares of its common stock. Subject to the fulfillment of the requirements of Rule 144 of the Securities Act of 1933, Wharton has agreed not to sell or transfer no more than two hundred and fifty thousand (250,000) shares monthly. The Company has also agreed to a one hundred thousand dollar ($100,000) cash payment to be paid in four (4) monthly installments of $25,000 each. As of the date of this filing the remaining balance of the cash payment due Wharton was $25,000. Within five business days after XsunX has made the final payment to Wharton, the parties will file a joint motion, pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(ii), to dismiss both the New York Action and the California Action with prejudice. Each of the parties has unconditionally and irrevocably released, waived, and forever discharged each other from claims related to the XsunX Action and the Wharton Action.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
June 30, 2008
Unaudited)

Note 5 - Marketable Production Machine:

XsunX had previously contracted MVSystems, Inc. (“MVS”) to built a first run prototype production machine (“Machine”) for the purpose of proofing and demonstrating certain thin film solar cell manufacturing technology. In June 2008 the Company commenced efforts to market and sell the Machine. As a result, the Company reclassified the net book value of the asset which was $1,632,625 ($1,765,000 original cost less accumulated depreciation of $132,375) from total other assets to inventory. The Company re-classified this asset for prior periods in the current financial statement, net of accumulated depreciation for comparability. There is no salvage value estimated for this equipment as we believe that the machine will be sold prior to the end of its useful life. Accumulated depreciation for this asset is included with all other accumulated depreciation in the accumulated depreciation line in fixed assets section of the balance sheet.

Upon the successful sale of the Machine, the Company and MVS have agreed that if the sale proceeds are greater than $1,765,000.00, exclusive of sales tax, import duties and packaging and shipping costs, such proceeds will be allocated and disbursed 50% to XsunX and 50% to MVS from such amount as may be left after payment, in the following order and to the extent sale proceeds remain available, of $1,412,000 to XsunX, $353,000 to MVS, MVS’s costs of sale, and one-half (1/2) of XsunX’s rental payments made for the premises housing the Machine; or (b) if the sale proceeds are less than $1,765,000.00, exclusive of sales tax, import duties and packaging and shipping costs, such proceeds will be allocated and disbursed approximately 80% to XsunX and approximately 20% to MVS.

Note 6 - Stock-Based Compensation:

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

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
June 30, 2008
Unaudited)

Note 6 - Stock-Based Compensation - Continued:

Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 9,705,332 options and warrants issued of which 3,448,781 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from 2.7 years to 4.3 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53 to 86 based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. There were no additional option or warrant expense booked in the quarter ended June 30, 2008.

Note 7 - Oregon Factory Equipment Progress Payments:

During the three months ending June 30, 2008, the Company made a series of progress payments to suppliers of manufacturing equipment for our Oregon facility in the amount of $1,832,196 bringing the total of these progress payments to $2,332,196. These payments are reflected as progress payments on the balance sheet and as the equipment is delivered will be reclassified as manufacturing equipment.

Note 8 - Sale of Shares

In a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the Securities and Exchange Commission on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC during the three months ending June 30, 2008 5,757,903 shares of common stock at variable pricing between $0.36 to $0.405 raising aggregate proceeds of $2,200.000. Subsequent to June 30, 2008 the Company has sold an additional 2,298,738 shares of common stock at variable pricing between $0.321 and $0.38 raising aggregate proceeds of $800,000.00. As of August 1, 2008 25,110,027 shares remain available for sale to Fusion under S-1 Registration.

Note 9 – Technology Service and License Agreements

MVSystems, Inc. Separation Agreements

On May 30, 2008 the Company and MVSystems, Inc. (“MVS”), a vendor previously performing research and technology development services for XsunX and from which XsunX had licensed certain patented and patent-pending technologies, and the MVS principal officer Dr. Arun Madan (“Madan”) entered into a Separation and Mutual Release Agreement, Non-Exclusive License and Cross License Agreement, and Sublease Agreement (together, the “Contracts”). The Contracts terminated all previous agreements and obligations between the parties, released all claims related to the previous agreements, provided for the continued licensure of technologies and patents, terminated all warrants provided by the Company to MVS under previous agreements for certain license rights and special services, and provided for the sublease of certain portions of the Company’s Golden Colorado facility to MVS.

The Separation and Mutual Release Agreement provided for the termination of all existing agreements between the parties including all warrant grants provided to MVS and Madan for the purchase by MVS and Madan of up to 14,000,000 shares of the Company’s common stock with exercise prices ranging from $.15 to $.25 cents. The agreement further defined the efforts required by MVS to market for sale a first run production prototype multi-chamber plasma enhanced chemical vapor deposition (“PECVD) system built for the Company by MVS, and the distribution of the proceeds between the Company and MVS from the sale of the PECVD system. The agreement discharges the parties from any further obligations stemming from any previous agreement between the parties, and with the exception of any claims that might arise from the performance under the Contracts, released the parties and forever discharges each other from claims related to all previous agreements between the parties.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
June 30, 2008
Unaudited)

MVSystems, Inc. Separation Agreements – Continued:

The Non-Exclusive License and Cross License Agreement provides XsunX a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the following patents and patent application and any reissues, re-examinations, divisionals, continuations and extensions thereof: (a) U.S. Patent No. 6,488,777 B2; (b) U.S. Patent No. 6,258,408 B1; and (c) U.S. Patent App. No. 10/905,545 (Pub. No. US 2005/0150542 A1) (together, the “Patents”). The license limits XsunX to the use of the Patents for the development by XsunX of commercial-grade (i.e., web width 30 cms or more and nominal output exceeding 1 megawatt/year based on 1 shift operation) semi-transparent (greater than 5% transparency) and opaque solar cells, photovoltaic technologies, solar cell panels and methods of manufacture. The agreement further provides that MVS will continue to be the exclusive owner of the Patents and grants XsunX exclusive ownership of any improvements made by XsunX to the licensed Patents.

The Non-Exclusive License and Cross License Agreement provides MVS a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the derivative works produced by the parties under the various phased technology development programs between September 17, 2004 and May 30, 2008. The agreement further provides that XsunX will continue to be the exclusive owner of the derivative works and grants MVS exclusive ownership of any improvements made by MVS to the licensed derivative works.

Under the Contracts the Company and MVS have also entered into a Sublease Agreement providing for the sublease by MVS of the rear warehouse and assembly floor area of the Company’s facilities located in Golden Colorado. The Company will continue to occupy the front or office portions of the facility. Under the agreement MVS will pay for utilities necessary to operate and demonstrate the PECVD system in its marketing efforts of the system. Subject to various acceleration clauses contained in the sublease, the sublease terminates on or before May 31, 2009.

Sencera, LLC Separation Agreement

On June 13, 2008, the Company and Sencera, LLC (“Sencera), a company that XsunX had previously lent $1,500,000 dollars to in exchange for certain license rights to patent-pending technologies yet to be developed for applicability in thin film solar cell manufacturing, entered into a Separation Agreement (the “Agreement”). The Agreement terminated all previous agreements and obligations between the parties, releases all claims related to the previous agreements, and provided for the accelerated re-payment of $1,673,251 in principal and accrued interest to XsunX by Sencera under a secured, seven year, 10% Promissory Note and Loan Agreement (the “Loan”) between the Company and Sencera dated January 1, 2007.

The Loan was made by XsunX in conjunction with a Technology License and Development Agreement between the parties, also dated January 1, 2007, providing XsunX with limited licensing rights to plasma deposition technologies for possible future use by XsunX in solar product manufacturing technologies. Use of the licensed plasma technology by XsunX in any of its planned or future processes or products was subject to completion of development by Sencera, LLC, under a phased development plan, substantiation by XsunX of intended performance criteria as specified under the agreements and Phase II development objectives, and determination of commercial application suitability by XsunX.

XSUNX, INC.
(A Development Stage Company
Notes to Financial Statements
June 30, 2008
Unaudited)

Sencera, LLC Separation Agreement – Continued:

Review of the Sencera project reports by the Company’s scientific staff and an on-site review of the report data with Sencera concluded, in the opinion of XsunX, that a licensable process, or the basis for a licensable process, had not been developed that would be capable of, or that indicated the potential for, producing silicon materials at deposition rates expected to produce thin film solar cells at costs of less than $1 dollar USD per watt. The Company elected to negotiate an accelerated re-payment of the Loan after these determinations were made.

Note 10 - Subsequent Events:

Effective August 1, 2008, the Company’s Board of Directors adopted a resolution by unanimous written consent appointing Joseph Grimes as a new director to the Company’s board. Mr. Grimes will continue to also serve as the Company’s Chief Operating Officer, duties he has performed since April 2006. Mr. Grimes is 51 years old.

Mr. Joseph Grimes professional resume is as follows;

In addition to Mr. Grimes two years of executive management experience as XsunX’s Chief Operating Officer Mr. Grimes brings to XsunX more than eight additional years of direct experience in thin-film technology and manufacturing operations while employed by Applied Magnetics Corporation from 1985 to 1993 where he acted as manager for thin-film prototype assemblies. From 1993 until its sale to Envisage Technology Corporation in 2005 Mr. Grimes was co-founder, president, and CEO of ISERA Group, a developer of logistical resource optimization and complex scheduling systems servicing the defense, aerospace, and medical industries. Mr. Grimes holds a Bachelor’s degree in business economics and environmental studies, and a Masters in computer modeling and operation research applications, both from the University of California at Santa Barbara.

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

Planned Manufacturing Capacities

In the 2008 calendar year, we anticipate completing the assembly and installation of a small production research and development system and initiating construction of our first full scale 25 MW system. Barring assembly delays, we anticipate completing the assembly of our first 25MW line in March 2009. Near the end of the 2008 calendar year, we plan to launch the build-out of the first of three additional 25 MW systems necessary to eventually bring our capacity to 100 MW. Barring assembly delays and/or any delays in securing the necessary expansion capital, we anticipate completing the assembly of the first of these additional lines in November 2009, the second in January 2010, and the final 25 MW in March 2010. We intend to use the balance of the 2010 year to continue to work to improve system utilization, add shifts, and increase module yields to bring our production to peak capacities of 100 MW or more of annualized solar module production. To complete each new production line, we plan to use a systematic replication process that is designed to enable us to add production lines rapidly and efficiently, and achieve operating metrics that are comparable to the performance of our initial 25 MW system.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SAME PERIOD IN 2007

Revenue:

The Company generated no revenues in the period ended June 30, 2008 as compared to zero during the same period in 2007. Additionally, there was no associated cost of sales.

Operating Expenses:

Operating Expenses for the three month period ended June 30, 2008 totaled $738,887. This represents an increase of $172,083 as compared to the same period in 2007 which totaled $566,804. The increase in operating expenses between the periods is primarily attributable to increased consulting expenses relating to the planning and preparation for our manufacturing facility, increased legal fees associated with the conclusion of several contract negotiations, an economic enterprise zone application payment, higher public relations expenditures and higher wages and salaries cost. These increased costs were partially offset by reductions in R&D expense associated with a settlement with a research services provider MVSystems, Inc.. A comparative analysis of the period to period performance is provided below.

Option and Warrant Expenses:

Option and Warrant expense for the three month period ending June 30, 2008 were $0 and were the same as compared to the same period in 2007.

Salaries and Wages:

Salaries and wages for the three month period ended June 30, 2008 were $316,813 as compared to $220,736 during the same period in 2007. The increase of $96,077 was driven by an increase to salaries related to retention of key employees and the addition of new employee’s necessary for the launch of our plans to build and establish thin film solar module manufacturing infrastructure.

Research and Development:

Research and Development expense for the three month period ended June 30, 2008 were $(234,242) a reduction of $249,555 resulting from accrued R&D expenses that were no longer payable due to the terms of an agreement with MVSystems, Inc. in which the balance of accounts payable to MVSystems, Inc. under R&D expenses was reduced to zero. This total compared to $15,313 for the same period in 2007.

Professional Services:

Public relations and marketing expense for the three month period ended June 30, 2008 totaled $107,798 as compared to $24,660 during this same period in 2007. The increase of $83,138 represents an increased utilization of public relations services to work towards establishing brand awareness during the period.

Consulting expenses for the three month period ended June 30, 2008 totaled $127,274 as compared to $59,462 during the same period in 2007, an increase of $67,812. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility.

Legal and accounting fees for the three month period ended June 30, 2008 totaled $168,939 as compared to $84,501 during the same period in 2007. This represents an increase of $84,438 largely driven by increased expenditures for legal services related to equipment and materials contract review and the efforts to defend claims by a third party for payment of fees for claimed services.

Travel and Entertainment:

Expenses for travel and entertainment were $74,361 for the three month period ended June 30, 2008. This compared to $52,718 for the same period in 2007. This increase of $21,643 was driven by increased business development trips to monitor progress on the Oregon manufacturing facility an at vendor facilities.

The net loss for the three months ended June 30, 2008 was $(687,143) as compared to a net loss of ($495,635) for the same period 2007. The increased net loss of $191,508 includes (i) The operating expense changes discussed above, (ii) and a decrease in interest income of $19,814 resulting from the investment of cash balances in interest bearing accounts.

Non-cash expenses included in the above is depreciation of $23,893.

The Company incurred a net loss of $(687,143) and net loss of ($495,635) in the three-month period ended June 30, 2008 and 2007 respectively. The associated net loss per share was $(0.004) for the three month period ended June 30, 2008 and $(0.003) for the same period in 2007. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SAME PERIOD IN 2007

Revenue:

The Company generated no revenues in the period ended June 30, 2008 as compared to $6,880 revenue in the same period in 2007. Additionally, there was no associated cost of sales.

Operating Expenses:

Operating Expenses for the nine month period ended June 30, 2008 totaled $3,367,473. This represents an increase of $1,678,139 as compared to the same period in 2007 which totaled $1,689,334. The increase was primarily due to none cash warrant and option expenses of $1,308,865 and an increase to operational expenses primarily attributable to the Company’s efforts to establish manufacturing facilities and to commercialize its technologies. A comparative analysis of the period to period performance is provided below.

Option and Warrant Expenses:

Option and Warrant expense for the nine month period ending June 30, 2008 were $1,308,865 and were higher by $1,308,501 from the same period in 2007 which were $364. This increase is due to additional options and warrants issued by the company under its 2007 Stock Option Plan and the implementation of SFAS No. 123(R), (“Share-Based Payment” (SFAS No. 123(R)). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

Salaries and Wages:

Salaries and wages for the nine month period ended June 30, 2008 were $835,999 as compared to $578,616 during the same period in 2007. The increase of $257,383 was driven by an increase to salaries related to retention of key employees and the addition of employees necessary for the launch of our plans to build and establish thin film solar module manufacturing infrastructure.

Research and Development:

Research and Development expense for the nine month period ended June 30, 2008 totaled $(69,994) a reduction to expense of $(396,544) as compared to $326,550 for the same period in 2007, resulting from accrued R&D expenses that were no longer payable due to the terms of an agreement with MVSystems, Inc. in which the balance of accounts payable to MVSystems, Inc. under R&D expenses was reduced to zero.

Professional Services:

Public relations and marketing expense for the nine month period ended June 30, 2008 totaled $311,459 as compared to $51,960 during this same period in 2007. The increase of $259,499 represents an increased utilization of public relations services to work towards establishing brand awareness during the period.

Consulting expenses for the nine month period ended June 30, 2008 totaled $263,502 as compared to $102,044 during the same period in 2007, an increase of $161,498. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility.

Legal and accounting fees for the nine month period ended June 30, 2008 totaled $241,399 as compared to $194,078 during the same period in 2007. This represents an increase of $47,321 largely driven by separation agreement and settlement legal work.

Travel and Entertainment:

Expenses for travel and entertainment were $143,560 for the nine month period ended June 30, 2008. This compared to $128,299 for the same period in 2007. The increase of $15,261 was driven by increased business development trips to monitor progress on the Oregon manufacturing facility an at vendor facilities.

The net loss for the nine months ended June 30, 2008 was ($3,284,334) as compared to a net loss of ($1,369,276) for the same period 2007. The increased net loss of $1,915,558 includes (i) The operating expense changes discussed above including non-cash expenses associated with the issuance of Options and Warrants of $1,308,501, (ii) and a decrease in interest income of $72,896 resulting from the investment of cash balances in interest bearing accounts.

The Company incurred net losses of ($3,284,334) and ($1,369,276) in the nine-month period ended June 30, 2008 and 2007 respectively. The associated net loss per share was $(0.02) for the nine month period ended June 30, 2008 and $(0.009) for the same period in 2007. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at June 30, 2008 of $4,577,784, and inventory of $1,632,625and no pre-paid expenses as compared to cash of $1,773,748, restated inventory from production prototype machine net of depreciation of $1,720,875 and prepaid expenses in the amount of $54,377 as of September 30, 2007. The Company had a net working capital of $6,061,927 as compared to a net working capital of $3,236,312 at September 30, 2007. Cash flow used in operating activities during the six-month period ended, June 30, 2008, was ($1,896,206) as compared to a use of cash of ($1,504,259) for the same period 2007. The increase in cash used in operations of $391,947 included (i) increased non-cash expense relating to option and warrant expenses of $1,308,865, (ii) the operation changes discussed above and (iii)offset by the reduced accounts payable resulting from an agreement for the reduction of liabilities with a research services provider MVSystems, Inc. The current period ended June 30, 2008 also included a non-cash depreciation expense of $101,342 compared to $60,587 in the same period in 2007.

Contractual Obligations are shown in the following table -

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long Term Obligations	—	—	—	—	—
Capital Lease	—	—	—	—	—
Operating Lease(1)	185,419	70,015	115,404	—	—
Purchase Obligations(2)	31,616,603	31,616,603	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—
To	31,802,022	31,686,618	115,404	—	—

(1)	Operating Lease Obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $33,948,800 of which, $2,332,197 has been paid on the obligations. Future scheduled payments are tied to progress made on the delivery of the associated equipment. The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

For the nine-months ended June 30, 2008, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the issuance of common stock for cash raising gross proceeds of $5,700,000 which occurred in the nine-months ended June 30, 2008, $285,000 from the issuance of stock warrants and $1,673,251 from the early repayment of principal and associated interest from the Sencera Note and other historical financings which occurred in the fiscal year ended September 30, 2007.

At June 30, 2008, we had cash and cash equivalents of $4,577,784 and net working capital of $6,061,927.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended June 30, 2008, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

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

As of June 30, 2008, the Company’s board of directors had three outside directors and did not have an audit committee. The board of directors will appoint committees as necessary, including an audit committee.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Wharton Capital Settlement

On December 7, 2007, XsunX, Inc. (the “Company”) filed an action for breach of contract and declaratory relief in the Superior Court of Orange County, California, against Wharton Capital Partners, Ltd, Wharton Capital Markets LLC, and Capitoline Financial Group LLC. The XsunX Action was brought to seek a court determination that the Company did not owe any fees to the above defendants by reason of a $21 million dollar financing transaction with Fusion Capital Fund II, LLC (“Fusion”). In on or about February 2008 the XsunX Action was removed to the U.S. District Court for the Southern District of New York.

On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, (“Wharton”) filed an action in the U.S. District Court for the Southern District of New York against the Company pursuant to which Wharton sought fees in an amount equal to seven percent (7%) of the gross proceeds received by the Company under a financing agreement between Fusion Capital Fund II, LLC and the Company.

On May 30, 2008 XsunX and Wharton entered into a Settlement Agreement. Under the Settlement Agreement XsunX has agreed to provide Wharton with eight hundred and seventy five thousand (875,000) shares of its common stock. Subject to the fulfillment of the requirements of Rule 144 of the Securities Act of 1933, Wharton has agreed not to sell or transfer no more than two hundred and fifty thousand (250,000) shares monthly. The Company has also agreed to a one hundred thousand dollar ($100,000) cash payment to be paid in four (4) monthly installments of $25,000 each.

Within five business days after XsunX has made the final payment to Wharton, the parties will file a joint motion, pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(ii), to dismiss both the New York Action and the California Action with prejudice. Each of the parties has unconditionally and irrevocably released, waived, and forever discharged each other from claims related to the XsunX Action and the Wharton Action.

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

We are a development stage company and, to date, have not generated any significant revenues. From inception through June 30, 2008, we had an accumulated deficit of $13,745,684. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have been granted, and exclusively own, three patents from the United States Patent and Trademark Office. We have also been granted a license to a patent and technology portfolio relating to photovoltaic technology design, manufacturing processes, and the development of technology. Under our current plans we intend to leverage the technical experience and know how we have developed while working to commercialize our patents and licensed technologies. However, our current TFPV solar module design leverages our experience and know-how but independently is not the product of nor is it protected under any domestic or international patent rights. Our patents and licenses, and our proprietary TFPV solar module designs, may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

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

We have sub-leased approximately 90,000 sq. ft. of commercial manufacturing facilities, located in Wood Village Oregon, to operate our initial 25MW of production. We will need to secure approximately 225,000 sq. ft. of additional commercial space to implement our plans for 100MW of TFPV manufacturing capabilities. There can be no assurance that we can locate facilities that are appropriate for our operations, or that we can negotiate reasonable lease terms, qualify, or find access to sufficient utility infrastructure Our failure to secure suitable manufacturing facilities will limit and potentially prohibit our ability to successfully complete our plan to build and operate 100 MW of TFPV solar module manufacturing capabilities.

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

In connection with entering into the common stock Purchase Agreements with Fusion Capital Fund II, LLC and Cumorah Capital, we have registered under the Securities Act 48,650,000 shares of our common stock. As of June 30, 2008 we have issued 9,616,169 of those shares to Fusion Capital Fund II, LLC and 8,650,000 to Cumorah Capital for a total of 18,266,169 shares which have already been issued and 30,383,831 shares which we may sell to Fusion Capital subject to the Purchase Agreement over a twenty-five (25) month period. Subsequent to June 30, 2008, we have issued an additional 2,298,738 shares to Fusion Capital Fund II, LLC leaving 28,085,093 shares which we may sell to Fusion Capital subject to the Purchase Agreement over a twenty-five (25) month period.

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

None.

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

MVSystems, Inc. Separation Agreements

On May 30, 2008 the Company and MVSystems, Inc. (“MVS”), a vendor previously performing research and technology development services for XsunX and from which XsunX had licensed certain patented and patent-pending technologies, and the MVS principal officer Dr. Arun Madan (“Madan”) entered into a Separation and Mutual Release Agreement, Non-Exclusive License and Cross License Agreement, and Sublease Agreement (together, the “Contracts”). The Contracts terminated all previous agreements and obligations between the parties, released all claims related to the previous agreements, provided for the continued licensure of technologies and patents, terminated all warrants provided by the Company to MVS under previous agreements for certain license rights and special services, and provided for the sublease of certain portions of the Company’s Golden Colorado facility to MVS.

The Separation and Mutual Release Agreement provided for the termination of all existing agreements between the parties including all warrant grants provided to MVS and Madan for the purchase by MVS and Madan of up to 14,000,000 shares of the Company’s common stock with exercise prices ranging from $.15 to $.25 cents. The agreement further defined the efforts required by MVS to market for sale a first run production prototype multi-chamber plasma enhanced chemical vapor deposition (“PECVD) system built for the Company by MVS, and the distribution of the proceeds between the Company and MVS from the sale of the PECVD system. The agreement discharges the parties from any further obligations stemming from any previous agreement between the parties, and with the exception of any claims that might arise from the performance under the Contracts, released the parties and forever discharges each other from claims related to all previous agreements between the parties.

The Non-Exclusive License and Cross License Agreement provides XsunX a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the following patents and patent application and any reissues, re-examinations, divisionals, continuations and extensions thereof: (a) U.S. Patent No. 6,488,777 B2; (b) U.S. Patent No. 6,258,408 B1; and (c) U.S. Patent App. No. 10/905,545 (Pub. No. US 2005/0150542 A1) (together, the “Patents”). The license limits XsunX to the use of the Patents for the development by XsunX of commercial-grade (i.e., web width 30 cms or more and nominal output exceeding 1 megawatt/year based on 1 shift operation) semi-transparent (greater than 5% transparency) and opaque solar cells, photovoltaic technologies, solar cell panels and methods of manufacture. The agreement further provides that MVS will continue to be the exclusive owner of the Patents and grants XsunX exclusive ownership of any improvements made by XsunX to the licensed Patents.

The Non-Exclusive License and Cross License Agreement provides MVS a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the derivative works produced by the parties under the various phased technology development programs between September 17, 2004 and May 30, 2008. The agreement further provides that XsunX will continue to be the exclusive owner of the derivative works and grants MVS exclusive ownership of any improvements made by MVS to the licensed derivative works.

Under the Contracts the Company and MVS have also entered into a Sublease Agreement providing for the sublease by MVS of the rear warehouse and assembly floor area of the Company’s facilities located in Golden Colorado. The Company will continue to occupy the front or office portions of the facility. Under the agreement MVS will pay for utilities necessary to operate and demonstrate the PECVD system in its marketing efforts of the system. Subject to various acceleration clauses contained in the sublease, the sublease terminates on or before May 31, 2009.

Sencera, LLC Separation Agreement

On June 13, 2008, the Company and Sencera, LLC (“Sencera), a company that XsunX had previously lent $1,500,000 dollars to in exchange for certain license rights to patent-pending technologies yet to be developed for applicability in thin film solar cell manufacturing, entered into a Separation Agreement (the “Agreement”). The Agreement terminated all previous agreements and obligations between the parties, releases all claims related to the previous agreements, and provided for the accelerated re-payment of $1,673,251 in principal and accrued interest to XsunX by Sencera under a secured, seven year, 10% Promissory Note and Loan Agreement (the “Loan”) between the Company and Sencera dated January 1, 2007.

The Loan was made by XsunX in conjunction with a Technology License and Development Agreement between the parties, also dated January 1, 2007, providing XsunX with limited licensing rights to plasma deposition technologies for possible future use by XsunX in solar product manufacturing technologies. Use of the licensed plasma technology by XsunX in any of its planned or future processes or products was subject to completion of development by Sencera, LLC, under a phased development plan, substantiation by XsunX of intended performance criteria as specified under the agreements and Phase II development objectives, and determination of commercial application suitability by XsunX.

Review of the Sencera project reports by the Company’s scientific staff and an on-site review of the report data with Sencera concluded, in the opinion of XsunX, that a licensable process, or the basis for a licensable process, had not been developed that would be capable of, or that indicated the potential for, producing silicon materials at deposition rates expected to produce thin film solar cells at costs of less than $1 dollar USD per watt. The Company elected to negotiate an accelerated re-payment of the Loan after these determinations were made.

Additions, Changes to the Board of Directors

Effective August 1, 2008, the Company’s Board of Directors adopted a resolution by unanimous written consent appointing Joseph Grimes as a new director to the Company’s board. Mr. Grimes will continue to also serve as the Company’s Chief Operating Officer, duties he has performed since April 2006. Mr. Grimes is 51 years old.

Mr. Joseph Grimes professional resume is as follows;

In addition to Mr. Grimes two years of executive management experience as XsunX’s Chief Operating Officer Mr. Grimes brings to XsunX more than eight additional years of direct experience in thin-film technology and manufacturing operations while employed by Applied Magnetics Corporation from 1985 to 1993 where he acted as manager for thin-film prototype assemblies. From 1993 until its sale to Envisage Technology Corporation in 2005 Mr. Grimes was co-founder, president, and CEO of ISERA Group, a developer of logistical resource optimization and complex scheduling systems servicing the defense, aerospace, and medical industries. Mr. Grimes holds a Bachelor’s degree in business economics and environmental studies, and a Masters in computer modeling and operation research applications, both from the University of California at Santa Barbara.

Item 6. Exhibits and reports on Form 8-K -

1. The following is a list of Current Reports filed by the Company in the period ended June 30, 2008. These reports are filed as part of this report:

Reports on Form 8-K:	Date Filed

Report on Form 8-K related to a settlement with Wharton Capital.	6/4/2008

Report on Form 8-K related to a separations agreement with MVSystems.	6/6/2008

Report on Form 8-K related to a separations agreement with Wharton Capital.	6/17/2008
Report on Form 8-K related to a letter to XsunX, Inc. shareholders providing a mid-year update.	6/24/2008

Report on Form 8-K related to a the addition of Joseph Grimes to the Board of Directors	8/06/2008

The following is a list of Current Reports on Form 8-K filed by the Company subsequent to the period ended June 30, 2008. These reports are filed as part of this report:

None

2. Exhibits:

EXHIBIT	DESCRIPTION

31.1	Sarbanes-Oxley Certification
31.2	Sarbanes-Oxley Certification
32.1	Sarbanes-Oxley Certification
32.2	Sarbanes-Oxley Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 11,2008	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive Officer, President

Dated: August 11,2008	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer