Form 10-K
period 2008-09-30
XSUNX INC
filed 2009-02-02
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ NO ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

(Check one):
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes ☐ NO ☒

As of September 30, 2008, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was approximately $54,584,383 million based on the closing price as reported on the OTCBB.

As of January 30, 2009, there were 189,342,437 shares of the registrant’s company stock outstanding.

XSUNX, INC.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”)which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under this section.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A “Risk Factors.”

PART I

Item 1. Business.

In this Report, we use the terms “Company,” “XsunX,” “we,” “us,” and “our,” unless otherwise indicated, or the context otherwise requires, to refer to XsunX, Inc.

Business Overview

XsunX, Inc. is a thin-film photovoltaic (“TFPV”) company which utilizes amorphous silicon (“a-Si”), a mature semiconductor technology, as the core solar energy absorber used to convert sunlight into electricity in the design and manufacture of its solar modules. We believe that the design of our proprietary manufacturing system, and solar module, coupled with our choice of assembly materials may allow us to enjoy production costs of approximately $1.27 per watt within our first full year of solar module production.

We are currently developing the infrastructure to manufacture high performance TFPV solar modules to address growth in demand for solar modules within the electrical power production markets, and to satisfy contractual commitments for the sale and delivery of our solar modules in 2009 and 2010. To accomplish this we are executing a plan to build a thin film amorphous silicon solar module manufacturing facility located in the Portland Oregon, USA area.  We are working to complete the installation of our base production infrastructure and develop initial production capacities to 25 MW in 2009, and then scale through system optimization to approximately 33 MW within the first full year of manufacturing operations. Subject to available financing we plan to expand production capacities through replication, growing production capacities to over 100 MW as rapidly as possible.

Upon completion and operation of our initial manufacturing system we anticipate that our per watt production costs will decrease over the next several years of operation as we work to further optimize solar module output per line, validate and then utilize newer and less costly packaging materials, increase the sellable watts per solar module, expand production capacities, and leverage economies of scale to better absorb certain fixed costs. Our goal is to drive our per watt solar module production costs to or below $1.00 per watt as rapidly as possible, a price point that may allow us to offer a solar electricity production solution that can generate electricity on a non-subsidized basis at a cost equal to the price of retail electricity within certain domestic and foreign markets conducive to solar power production.

We have designed a TFPV solar module which we believe will deliver an average of approximately 127.5 peak watts. To produce solar modules in commercial quantities, our system design processes multiple 100cm X 160cm glass substrates simultaneously within a proprietary semiconductor manufacturing system which employs the design of a high-throughput, automated and continuous process. We believe that the design of our TFPV module and manufacturing system can deliver per watt costs significantly less than those of traditional crystalline silicon solar module manufacturers, and allow us to market TFPV modules that will be highly competitive with other thin film offerings.

While we receive interest in the use of our solar module in a broad range of applications, our business strategy is to deliver thin film solar products that meet the performance needs of the large solar farm and utility scale installation market. Our target customers represent a range of  developers that may own and operate solar power plants or sell turnkey solar power plants to end-users that include government facilities, public and private utility companies, operators of commercial warehouse, office and industrial buildings, and financial investors that are looking to operate large scale solar power plant projects.

Renewable Electricity Markets – A Changing Focus On The Cost Of Generating Electricity

Driving our solar module manufacturing business is what we believe to be the ability to capitalize on long term growth in solar spurred by increasing electrical energy costs, demand, and the rapid adoption of environmentally conscious production methods. We believe that our target markets being utilities, private power companies, and large commercial operations have begun to focus on the annualized cost of energy produced from a photovoltaic system rather than the intermediate installation cost at the solar module or system level. Regardless of technology or energy conversion potentials, the market has begun to focus on costs at the kilowatt-hour level.

The cause for this change in value perception away from peak factory performance and straight per watt installation costs is being driven by simple business metrics. Photovoltaic systems ultimately produce a commodity: electricity. Power companies sell electricity in units of kilowatt-hours (kWh) and focus on the production costs per kWh to optimize operations. While the end product of a photovoltaic system may be a commodity, the integrated technology to deliver the electricity varies greatly and performs differently in real world conditions. By focusing on the cost per kWh production calculation under real world operating conditions, power companies can compare competing technologies and installation methods utilizing a defined metric that is independent of a technologies factory operating potential or the intermediate cost at the solar module or system level.

Thin Film Amorphous Competitive Advantage

In designing our ASI-120 amorphous silicon module we evaluated numerous different designs in an effort to achieve low per watt manufacturing costs while continuing to deliver our end customer superior per watt performance. Our choice of amorphous silicon is also supported in its use by other well known system manufacturers such as Applied Materials and Oerlikon in the turn key solar module manufacturing systems they market.

We believe that our use of amorphous silicon as the core photovoltaic material provides us with a marketable advantage to other solar technologies within our target markets. Amorphous exhibits excellent solar conversion properties and is a proven scalable technology. While it’s rated per watt performance under factory test conditions may appear to leave it lagging behind other thin film and silicon wafer technologies, its actual return per watt in real world use applications provides that amorphous often out performs all other technologies. Driving this potential is low per watt solar module manufacturing costs providing us with the ability to offer a lower per watt average selling price (ASP) than crystalline-silicon offerings.

In addition to offering a low ASP, amorphous silicon thin film solar module installations do not require the use of costly mounting systems called trackers that follow the sun and optimize the capture of sunlight. Typically, to achieve optimal performance, utility-scale crystalline-silicon-(cSi)-based solar module installations and solar concentrating technologies do. Through the use of a simple fixed array of amorphous solar modules optimally aligned for both azimuth and incline angle, amorphous can produce more kWh/per kW installed than crystalline-silicon installations. Crystalline silicon solar modules, when put on trackers, require additional spacing to prevent shading between modules, which in turn decreases the installed or active power producing area calculation. Without the need for the use of trackers amorphous provides a more efficient use of available space. Additionally, amorphous silicon works better under low and diffused light conditions and nearer to its full potential across broader portions of the day, and does not need to be optimally pointed at the sun on a continuous basis. The performance enhancement from the use of costly trackers in an amorphous installation would unnecessarily increase the $/kWh performance of a typical system.

A study available on our web site (http://www.xsunx.com/pdf/IBIS-XsunX-LCOE-report.pdf) which was performed by IBIS & Associates in February of 2008 offers more detail into this phenomenon as it compares various different solar technologies within a standardized installation.

Products

Solar Modules

We have designed a TFPV solar module, the ASI-120, which we believe will deliver an average of approximately 127.5 peak watts. In designing our solar module, the XsunX ASI-120 module, we interviewed solar systems integrators and developed a design that we believe provides a module delivering high power output relative to other thin films. In doing so, we believe our modules strike a competitive balance between silicon wafer modules and other thin film modules.

Our design utilizes two separate (tandem) solar cell layers of amorphous silicon deposited on to a glass substrate. Two solar cell layers are used to broaden the visible spectrum of sunlight utilized by the module which in turn can increase the amount of absorbed and converted solar energy within our modules. After the tandem cell layers, conductive wiring, and weatherproofing encapsulant are applied we bond a second tempered sheet of glass to the module assembly.  Based on previous experimental and limited commercial use of our thin film deposition recipes, we anticipate the finished solar module to produce 7.9% frame to frame efficiency delivering approximately 127.5 peak watts of direct current “DC” power. We believe that we may be able to improve conversion efficiencies through the use of derivative forms of amorphous and other proprietary cell structures.

We anticipate that we can present the superior per-rated-watt-performance of amorphous in “real world” operating conditions as a competitive strength over the factory-rated performance of various other solar technologies. We believe these factors will influence the purchasing decision process of large solar power farms and utility size installations.

Solar Module Warranty

We will provide a limited warranty to the end user of our solar modules for one year following delivery for defects in materials and workmanship under normal use and service conditions. Our warranties will automatically transfer from the original end user to a subsequent end user under limited conditions. We will also warrant to the end user of our solar modules that a solar module installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the subsequent 10 years of operation. In performance of warranty claims under both the defects and power output warranties, we have the option of repairing or replacing the warranted solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. As of the period ended September 30, 2008, our accrued warranty liability was $0.0.

Product Safety and Reliability Plan

Our safety and reliability plan includes the use of components already approved by Underwriters Laboratories, accelerated reliability testing of product assemblies, technical consultation and product review with UL and knowledgeable industry and reliability consultants, and testing to achieve Listing by UL-San Jose, CA.  Upon completion of initial commercial module production capabilities, we plan to submit modules for participation in laboratory and field tests with the National Renewable Energy Laboratory, and the Fraunhofer Institute for Solar Energy.  We plan to achieve and maintain all certifications required to sell solar modules in the markets we intend to serve, including UL 1703, IEC 61646, TUV Safety Class II, and CE.

Production Line, Solar Module, and Materials

Production Line Features

In an effort to produce solar modules in commercial quantities and at competitive prices, our production line is designed to processes multiple 100cm X 160cm (3.25ft X 5.25ft) glass substrates simultaneously within a proprietary semiconductor manufacturing system employing an automated, high-throughput continuous process. This innovative design incorporates material handling, solar cell creation, laser segmentation, cleaning, and module packaging functions necessary to convert an inexpensive piece of glass into a complete solar module in less than three hours. This process is designed to use only a fraction of the supply-constrained semiconductor material that would be necessary to produce crystalline silicon solar modules.

The production line will measure approximately 500 feet in length and will be comprised of 26 discrete manufacturing components connected via an automated material handling system. The complete system design is defined by two distinct manufacturing stages:

1)
“Solar cell creation” comprised of highly-automated systems necessary to deposit the photovoltaic materials, cell definition utilizing high speed diode-pump lasers, pre-assembly specification testing; and

2)	“Final assembly” comprised of application and installation of module assembly materials, lamination, and final module test and certification.

Solar Module Assembly and Manufacturing Features

Upon completion of assembly of our manufacturing system the operation of the “solar cell creation” portion of the manufacturing line is designed to provide the following integrated manufacturing techniques; In the initial solar cell creation stage, robots load glass panels pre-treated with a reflective and conductive coating (TCO glass) onto the automated production line.  A laser system segments the TCO and imprints a 2-D Bar Code necessary for data collection and evaluation on each of the following processes.  The panels then pass through a cleaning system to remove debris from the glass substrate in preparation for solar cell creation.  Next a multi-chamber Plasma Enhanced Chemical Vapor Deposition (PECVD) coating machine deposits numerous thin film layers of amorphous silicon creating large area tandem solar cell structures. Transferring the glass to the next two systems enables the deposition of conducting oxides, and a backside coating to reflect light energy within the module for better solar absorption.  Between these coating machines, precisely tuned and focused high-speed lasers segment the large area solar cell structures into multiple individual solar cells optimized for electrical performance, while maintaining electrical interconnection between cells.  Following each laser, a washer cleans the panel of debris. A final laser deletes a small portion of the perimeter of solar cell material from the edge of the module to isolate the electrical elements from the application environment.  Each panel is then tested in-line to ensure it meets specification, ensuring that only conforming panels advance into final assembly.  The solar cell creation portion of our assembly line is designed to provide a high degree of process automation and minimal labor relative to the final assembly of solar modules which requires the use of more labor.

Upon completion of assembly of our manufacturing system the operation of the “final assembly” portion of the manufacturing line is designed to provide the following integrated manufacturing techniques; In the final assembly stage, conductive tapes forming an electrical buss are uniformly applied to the perimeter of each panel. The solar cells on the glass panel are then covered with an encapsulant material and a second panel of tempered glass.  This stack is then automatically heated and vacuum laminated to seal the solar cells from the environment and to provide strength to the module assembly.  Electrical connections between the buss and electrical cables are then made in an environmentally sealed junction box permanently adhered to the module back glass.  The electrical cables terminate in mistake-proofed connectors which allow solar modules to be safely and permanently connected together in large-scale field installations. Prior to shipment, each solar module is tested in an in-line solar simulator for final electrical performance rating, sorting, and quality assurance. All the data accumulated for each individual module for each of the processes are aggregated and analyzed within the context of on-going process controls, refinement, and improvement.  Modules are then packaged for bulk shipment to integrators of large-scale solar installations.

Our TFPV modules and manufacturing system are designed to deliver per-watt costs significantly lower than those of traditional crystalline silicon solar module manufacturers, enabling XsunX to market TFPV modules that will be highly competitive with other thin film offerings.

Solar Module Raw Materials

Our manufacturing process will use approximately 8 component groups with a total of 18 underlying raw materials to construct a complete solar module. Of these raw materials and components, the following thirteen are critical to our manufacturing process: TCO coated front glass, Argon gas, Diborane gas, Germane gas, Hydrogen gas, Methane gas, Phosphine gas, and Silane gas will be used in the fabrication of solar cells, buss lead wire, encapsulant film adhesive, tempered back glass, junction box with cables, and adhesives. In planning for the use of these materials and components in our manufacturing process, our suppliers underwent a qualification process depending on the type of raw material or component, which has resulted in Product Supply Agreements (PSA) with various suppliers of these materials.

Phased Production Build Out and Planned Capacities

At present, and for the foreseeable future, the majority of our operations development efforts will focus on establishing and expanding facilities necessary to manufacture our TFPV solar modules for commercial sale.

During the period ended September 30, 2008 we  engaged in simultaneous efforts to prepare manufacturing facilities to house our module assembly line, design engineering and the placement of orders for manufacturing line components, monitor and management of component assembly efforts, material vendor negotiations and selection, and continued product design evaluation.

Areas of specific focus, progress, and capital expenditures have included:

Facilities

In April 2008 we selected and leased a 90,000 sq ft pre-existing commercial building to house our solar module manufacturing operations. Initial aspects of necessary modifications to the building were completed in July 2008. Prior to installing any industrial gas management systems necessary for manufacture of our solar modules, XsunX was required to modify the building’s occupancy rating.  Plans incorporating design changes to certain isolated building sectors necessary to comply with occupancy ratings, electrical, air management, and fire control have been completed and were submitted to the local city compliance department for approval in September 2008. As of the date of this report we have received plan approval and permits and a contractor has been selected to perform the balance of major work under the modification plans. In September 2008 we began working to establish a research and product improvement center within our Oregon manufacturing facility, of which a laser system, deposition system, and test and measuring equipment have arrived on site.  Minor modifications of the facilities have been initiated for the operation of this center.

Equipment Orders

At a macro level our manufacturing process consists of 6 major operations: glass cleaning, thin film deposition (sputtering and PECVD), laser patterning, packaging, testing, and material transport.  At a micro level, these 6 macro level operations are divided into 26 discrete operations connected together with automated material handling conveyors.  For example there are 4 laser patterning operations interspersed between 3 deposition operations and 4 glass cleaning operations.  Additionally there are three test stations at various stages of product completion.  As of the period ended September 30, 2008 our thin film deposition (sputtering and PECVD), laser, glass cleaning, testing, lamination, and material handling system vendors are all under contract and in various stages of production.  This comprises 24 of the 26 operations.  We have vendors identified for the remaining two minor operations of buss lead tape dispense and shunt busting and are finalizing our statement of work to place the final two machines under contract. The information presented above should be read in conjunction with “Item 7 Management’s Discussion and Analysis or Plan of Operations – Contractual Obligations” for additional financial detail associated with equipment orders.

With the goal of continuing process improvement and improved production efficiencies, 2D bar coding and reading systems were also ordered. Many vendors who provide computer automation, including Manufacturing Execution Systems (MES), and other sophisticated computer-based analytical and quality control tools have been evaluated, demonstrated, and quoted.  Finalization of selection process is anticipated in early 2009.

Module Assembly Material Vendors

A key advantage of our module design is the limited number of readily available raw materials that is required to construct a completed final product for commercial sale.  Our module design consists of a front and back sheet of glass, a specialty film adhesive to hermetically seal the two pieces of glass together, an electrical junction box (j-box) with lead wires, and the solar cell device material that is directly deposited onto the front glass.  The solar cell layers comprising of conductive oxide, amorphous silicon, zinc oxide, and aluminum are deposited from a combination of seven industrial gases and commodity metals (aluminum and zinc).  As of September 2008, we have all the primary raw goods materials suppliers either identified or under contract.  This includes front and back glass, junction box adhesive, the PECVD gases, and the commodity metals (aluminum and zinc).  For specialty film adhesive and electrical junction box, we have several vendors identified and are evaluating designs to achieve the best quality and reliability at the lowest cost.  All of our vendors currently supply materials for the solar industry and all the materials we have selected have successfully passed UL testing in the past.

Planned Completion and Capacity Expansion

Barring assembly delays and/or any delays in securing necessary working capital, we anticipate completing the assembly of our initial 25MW manufacturing line and commencing manufacturing operations in 2009. We plan to scale manufacturing capacities through system optimization to approximately 33 MW within the first full year of production. Subject to available financing, we plan to expand production capacities through replication, growing production capacities to over 100 MW as rapidly as possible.

Production Line Planned Utilization and Production Costs

We have estimated our initial module production capacity to be approximately 25 megawatts, “MW” per annum, based on an initial 58% system utilization (the percentage of system utilization in each 7 day by 24 hour period) and 80% yield (the percentage of product meeting saleable specifications). We plan to ramp-up system utilization and yield to industry standards of 80% & 85% respectively over the course of the first full year of production, thereby increasing total production capacities of our initial production line to an anticipated 33MW.

Upon completion and operation of our initial manufacturing system we anticipate that our per watt production costs will decrease over the next several years of operation as we work to further optimize solar module output per line, validate and then utilize newer and less costly packaging materials, increase the sellable watts per solar module, expand production capacities, and leverage economies of scale to better absorb certain fixed costs. Our goal is to drive our per watt solar module production costs to or below $1.00 per watt as rapidly as possible, a price point that may allow us to offer a solar electricity production solution that can generate electricity on a non-subsidized basis at a cost equal to the price of retail electricity within certain domestic and foreign markets conducive to solar power production.

Through these continuous production efficiency enhancements we believe that we can continue to improve our cost advantage over traditional crystalline silicon solar module manufacturers.

Sales and Marketing

Target Markets

While we receive interest in the use of our solar module in a broad range of applications our business strategy is to deliver thin film solar products that meet the performance needs of the large solar farm and utility scale installation market. Our target customers represent a range of  developers that may own and operate solar power plants or sell turnkey solar power plants to end-users that include government facilities, public and private utility companies, operators of commercial warehouse, office and industrial buildings, and financial investors that are looking to operate large scale solar power plant projects. Many of these target markets are utilizing government subsidies and growth in government mandated renewable energy production portfolio standards to develop projects that can provide a reasonable rate of return on investments.

Sales and Pre-Production Reservations

To develop brand awareness and attract potential customers from within our target market we have relied on attendance and presentation at industry trade shows and renewable energy investment forums where we continue to build brand and sales interest. A pre-sales reservation program launched by us has attracted 145 MW of reservation commitments for the purchase of our TFPV modules over the 2009, 2010, and 2011 production periods. As of the date of this report we have entered into sales agreements for a portion of our planned future production capacities. These agreements represent approximately $37 million dollars in total contract value with an initial 5 megawatts valued at $13 million slated for delivery in calendar 2009, and the remaining 10 megawatt balance for delivery in calendar 2010.  As we complete our manufacturing capacity, we anticipate developing additional customer relationships which will reduce our customer and geographic concentration and dependence. The information in this paragraph is designed to summarize our market opportunities, pre-sales reservation program, and sales. It is not intended to provide guidance about our future operating results, including revenues or profitability.

Future Markets

Longer term we believe that the sale of the electrical power produced by our modules may provide more revenue development potential.  To develop a better understanding of these market opportunities we have begun to develop business relationships directly with utilities working to meet renewable energy mandates, and developers of power purchase agreements “PPA”. The initial focus of this effort has been to provide proposals for turn key multi-mega watt installations. As we navigate this new area of business development we have also begun working with qualified and experienced electrical and engineering firms capable of assisting us in the planning and installation of these projects. Should these efforts continue to develop we may engage in efforts to acquire an operating solar systems integrator to provide.

Economic Incentives

Per watt installation and annualized operating costs for a solar power field have realized reductions over the last several years. The main driver for these reductions has been advancements in panel assembly, installation techniques, and operating systems that together have helped to reduce material and labor costs. Even with improvements to the economies associated with solar power field installations nearing the cost of production for non-renewable sources government tax incentives and other support for solar electricity generation such as renewable portfolio standards, feed-in tariffs, and net metering programs continue to provide the key to the adoption of solar power systems. These incentives can provide the following benefits;

In the USA tax incentive programs exist at both the federal and state level and can provide investment tax credits, accelerated depreciation and property tax exemptions for operators. Investors and operators of solar power fields employ the use of available incentives to assist in accelerated recapitalization of systems costs and to reduce amortized operating costs over a typical twenty (20) year life span of a solar power field project. Programs at both the federal and state levels have also undergone cycles of expanded adoption and expiration of policies over the years, and;

Government mandated renewable portfolio standards are typically regionally or state based and direct regulated power utilities to supply a portion of their total electricity in the form of renewable electricity sources. Some programs further specify that a portion of the renewable energy quota must be from solar electricity, while others provide no specific technology requirement for renewable electricity generation, and;

Government mandated feed-in tariffs require that regulated utilities are required to pay for renewable electricity generated by end-users and delivered into the electrical power grid. The prices are set above market rates and differ based on power production or application. Net metering programs allow end-users to simply sell unused solar electricity to their local utility in exchange for a credit against their utility bills. The policies governing net metering and feed-in tariffs vary by region and utility.

Product and Technology Development

Since our initial reorganization in October 2003 through the second period ended March 2007, we have focused the majority of our operational budgets towards the development of technological infrastructure, research and development of solar cell device types and manufacturing techniques, and the licensure of certain patented and patent pending technologies related to solar cell devices and manufacturing techniques. We focused on the solar cell structure and thin film manufacturing processes for amorphous and microcrystalline materials. The primary business purpose for these efforts was to establish intellectual property and “know how” that could be sold and/or licensed to third parties for use in the development of their respective solar product businesses. Over this period, we committed approximately $3,965,261 towards the above product and technical “know how” development.

In March 2007, we re-evaluated our business development and technology plans and launched efforts to prepare a plan to grow XsunX through the manufacturing and sales of TFPV solar modules. Our proposed expansion into solar module manufacturing required that we develop additional technical expertise in the areas of large area cell integration and packaging techniques necessary to produce commercially viable solar modules. Between March 2007 and the period ended September 30, 2007 we focused on the development of a TFPV solar module design, an integrated manufacturing and assembly line, identifying government incentive programs to offset start-up and initial operations costs of our proposed facilities, and the qualification of systems and material vendors to supply the manufacturing equipment and materials necessary to establish and operate our proposed manufacturing facilities.

In the period ended September 30, 2008 we focused our efforts on execution of our plan to establish TFPV solar module manufacturing capabilities. We anticipate that for the foreseeable future the core of our operations and efforts will continue to focus on raising necessary capital and on the establishment of these TFPV solar module manufacturing capabilities.

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

In May 2008 XsunX and MVSystems, Inc. (“MVS”), a vendor previously performing research and technology development services for XsunX and from which XsunX had licensed certain patented and patent-pending technologies, entered into a  Non-Exclusive License and Cross License Agreement providing XsunX a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the following patents and patent application and any reissues, re-examinations, divisionals, continuations and extensions thereof: (a) U.S. Patent No. 6,488,777 B2; (b) U.S. Patent No. 6,258,408 B1; and (c) U.S. Patent App. No. 10/905,545 (Pub. No. US 2005/0150542 A1) (together, the “Patents”). The license limits XsunX to the use of the Patents for the development by XsunX of commercial-grade (i.e., web width 30 cms or more and nominal output exceeding 1 megawatt/year based on 1 shift operation) semi-transparent (greater than 5% transparency) and opaque solar cells, photovoltaic technologies, solar cell panels and methods of manufacture. The agreement further provides that MVS will continue to be the exclusive owner of the Patents and grants XsunX exclusive ownership of any improvements made by XsunX to the licensed Patents.

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

On June 13, 2008, the Company and Sencera, LLC (“Sencera), a company that XsunX had previously lent $1,500,000 dollars to in exchange for certain license rights to patent-pending technologies yet to be developed for applicability in thin film solar cell manufacturing, entered into a Separation Agreement in which XsunX agreed to release its rights to the yet to be developed technology in exchange for the accelerated re-payment of $1,673,251.05 in principal and accrued interest to XsunX by Sencera under a secured, seven year, 10% Promissory Note and Loan Agreement between the Company and Sencera dated January 1, 2007. Use of the licensed plasma technology by XsunX in any of its planned or future processes or products was subject to completion of development by Sencera, LLC, under a phased development plan, substantiation by XsunX of intended performance criteria as specified under the agreements and Phase II development objectives, and determination of commercial application suitability by XsunX. The Company received letters from Sencera in January and February 2008 providing inconsistent representations on the part of Sencera as to the successful development of a licensable process that would be expected to produce silicon materials at deposition rates expected to produce thin film solar cells at costs of less than $1 dollar USD per watt. Subsequent further review of the Sencera project reports by the Company’s scientific staff and an on-site review of the report data with Sencera concluded, in the opinion of XsunX, that a licensable process, or the basis for a licensable process, had not been developed that would be capable of, or that indicated the potential for, producing silicon materials at deposition rates expected to produce thin film solar cells at costs of less than $1 dollar USD per watt.

We have not been subject to any intellectual property claims.

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

Pursuant to the Plan, the Company authorized the issuance of 110,530,000 (post reverse split) common shares. Prior to the Plan, the Company had no tangible assets and insignificant liabilities. Subsequent to the Plan, the Company completed its name change from Sun River Mining, Inc. to XsunX, Inc. The transaction was completed on September 30, 2003.

Government Contracts

In August 2008, XsunX was provided a Notice of Intent to Award, Photovoltaic Array Power Purchase Agreement in Pendleton, Oregon SOLICITATION #089988T001 from the Oregon Military Department Pendleton Army Aviation Support Facility (AASF).  The award was for the installation, maintenance, and operation of grid-connected solar electric systems sized from 20-200 kilowatt (KW) and the sale of solar electric power to government agencies by means of a power purchase agreement (PPA). Subsequent to this notification, in September 2008 an on-site meeting was attended by both AASF and XsunX representatives to commence negotiations related to establishing PPA operating terms and to make an award upon successful completion of the negotiations.

In November 2008, XsunX was notified by the AASF had placed the award “on hold” until further notice because of the necessity to review and evaluation of the solicitation #089988T001 within the context of changing budgets. XsunX was not disqualified nor was another vendor selected to replace XsunX.

There are no government contracts at this time.

Competitive Conditions

Currently, management is aware of other amorphous silicon and thin film products similar to those proposed for manufacture by us on the market. Although similar in respect to the operation and use of amorphous silicon technologies, the Company believes the design of our large area TFPV solar module delivering 127.5 watts of DC power provides marketable improvements over other thin film products offering less total power output per module technologies. We believe our design will require fewer TFPV solar panels per installation compared to the use of other thin film systems, thereby reducing the overall costs associated with mounting, installation, wiring, and interconnection of fewer parts and pieces.

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

Compliance with Environmental Laws and Regulations

The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control. Compliance with these regulations by the Company has required that we retain the use of consulting firms to assist in the engineering and design of systems related to equipment operations, management of industrial gas storage and delivery systems used in the manufacture of our solar modules, and occupancy fire and safety construction standards to deal with emergency conditions. We do not anticipate that these costs will have a material effect on the Company’s operations or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

Employees and Consultants

The Company is a development stage company and as of September 30, 2008 had 10 salaried employees. This represents an increase of 4 employees over the same period ended 2007. The Company also engages several consultants to perform specific functions that otherwise would require an employee. Over the next 12 months the Company plans to complete the assembly and commence operation of its initial 25MW module manufacturing capacity requiring the addition of approximately 90 employees necessary to initially manage and operate these ramp up capacities.

 Available Information

Our website address is www.xsunx.com. We make available on our website access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports that we have filed with the U.S. Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating XsunX and our business. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Accordingly, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We Have Not Generated Any Significant Revenues And Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2008 and 2007 was $4,058,952 million and $1,968,846 million, respectively. Net cash used for operations was $2,695,476 and $979,218 for the years ended September 30, 2008 and 2007, respectively. From inception through September 30, 2008, we had an accumulated deficit of $21,075,069.

The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, whether our products will achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We will require significant financing in order to execute our operating plan and continue as a going concern. We cannot predict whether this additional financing, if available, will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should we be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets.

In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we will be forced to further reduce our costs, may be unable to repay our debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and we are unable to secure additional financing, we could be forced to reduce or cease our business operations.

We expect that we will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to complete the installation of our initial 25MW per annum production capacity, and financing may be unavailable or available only on disadvantageous terms which could cause the Company to curtail its business operations and delay the execution of its business plan

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, including, without limitation, the installation of our planned production in Oregon, which would have a material adverse affect on our business.

We May Be Required To Raise Additional Financing By Issuing New Securities With Terms Or Rights Superior To Those Of Our Shares Of Common Stock, Which Could Adversely Affect The Market Price Of Our Shares Of Common Stock and Our Business

We may require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse affect on our business.

We are working to establish our manufacturing capacity for TFPV products in order to meet anticipated demand, and our revenues and profits may decrease if we are unable to successfully complete our initial 25MW of manufacturing capacity and then sell our TFPV products at volumes to match our available production capacity.

We are working to establish initial manufacturing capacity of 25MW per annum and plan to expand manufacturing capacity to 100MW per annum as rapidly as possible. This plan includes adding a new facility in Oregon. We will be installing and testing the equipment for this manufacturing facility internally and through third parties. We may experience delays, additional or unexpected costs and other adverse events in connection with our projects, including those associated with the equipment we purchase from third parties. Additionally, there can be no assurance that market demand will absorb our manufacturing capacity or that our marketing capabilities will be successful. As a result, we may not be able to realize revenues and profits based upon the expected capacity, or we may experience delays or reductions in these revenues and profits, and our business could be materially adversely affected.

If future products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability which will have a materially adverse affect on our business

There can be no assurance that such research and development efforts will be successful or that we will be able to develop commercial applications for our products and technologies. Further, the areas in which we are developing technologies and products are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If future products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, the commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept our products once commercial-scale manufacturing has been achieved which could have an adverse affect on our business

There can be no assurance that products based on our technologies will be perceived as being superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for products based on our technologies may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products based on our technologies will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become noncompetitive which could have an adverse affect on our business

We will be competing with firms, both domestic and foreign, that perform research and development, as well as firms that manufacture and sell solar products. In addition, we expect additional potential competitors to enter the markets for solar products in the future. Some of these current and potential competitors are among the largest industrial companies in the world with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

The loss of strategic relationships used in the development of our products and the systems and components to our planned 25MW manufacturing system could impede our ability to complete our product and/or our initial manufacturing system and have a material adverse affect on our business

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide systems design, assembly and support. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which could have a material adverse affect on our business

Our success is highly dependent on the continued services of a limited number of skilled managers, scientists and technicians. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.

Higher raw material costs could negatively impact our cost of goods and our ability to successfully develop our products and technologies which could have a material adverse affect on our business

Higher costs for certain raw materials and commodities, principally glass, resin-based polymers and industrial gases, as well as higher energy costs, could negatively impact our cost of operations. While we have developed strategies to mitigate or partially offset the impact of higher raw material, commodity and energy costs, there can be no assurances such measures will be successful. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. As part of our planned research and development activities, we are attempting to reduce costs through improved automation and substitution strategies. There can be no assurances that we will succeed in these future cost-reduction efforts, which may be essential for the continued development of our competitive presence.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our Common Stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

The Trading Market In our Common Stock Is Limited And May Cause Volatility In The Market Price.

Our common stock is currently traded on a limited basis on the OTCBB. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market and the other national markets. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.  Such restrictions could have a materially adverse affect on our business.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of Common Stock.

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

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.  In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Item 1B. Unresolved Staff Comments

On December 23, 2008, the Company received a letter from the SEC whereby the SEC requested that the Company disclose in this Annual Report that the PCAOB has revoked the registration of the Company’s former independent registered public accounting firm, Jaspers + Hall.  The Company dismissed Jaspers + Hall effective October 31, 2008 in light of the PCAOB’s revocation and appointed Stark Winter Schenkein & Co., LLP to serve as the Company’s new registered public accounting firm.  The Company responded to the SEC in a comment response letter dated January 9, 2009 filed as correspondence with the SEC that it shall disclose such material information in this Annual Report.  The Company has explained such revocation in Item 14 herein below.  As of the date of the filing of this Annual Report with the SEC, the Company has not received a response by the SEC to the Company’s response letter.

Item 2. Properties

As of September 30, 2008 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for an average cost of approximately $3,150 per month on a month to month basis.  Based on specific space utilization, the lowest cost was $2,650 and the highest cost per month was $3,854. We plan to reduce our use of office space in Aliso Viejo by approximately 50% over the first two quarters of the 2009 fiscal period.

On April 1, 2008, XsunX entered into a sub-lease agreement for approximately ninety thousand (90,000) square feet of manufacturing facility located at 23365 NE Halsey Street, Wood Village, Oregon, U.S.A. On July 15, 2008, the sub-lease commenced and XsunX took possession of the facility. The purpose of the lease agreement was to establish facilities necessary for the installation and operation of the Company’s planned thin film solar module manufacturing operations. The lease agreement requires that XsunX post a security deposit letter of credit in the amount of $106,000 which has been delivered, and a second letter of credit in an amount to be determined for 125% of the value for the removal of any improvements performed to the structure by XsunX.   Other elements specifically associated with this facility including property taxes and insurance add an additional $27,967 per month.  These amounts could be higher or lower based on the Company’s economic development status, property tax rates and amount of property and insurance coverage.  The Company also pays approximately $825 monthly for interior and exterior maintenance on the property.

The term of the lease agreement with the sub-landlord provides for XsunX occupancy through July 31, 2011. Thereafter, should XsunX elect to continue to occupy the premises, XsunX will be required to have established continued lease arrangements with the master landlord. Specific term and lease payment schedule is as follows:

Annual Rent Schedule	Rate/sf	Annualized Rent	Monthly Rent
7/15/08 - 7/31/09	$7.07	$636,000	$53,000
8/1/09 - 7/31/10	$7.21	$648,720	$54,060
8/1/010 – 7/31/11	$7.35	$661694	$55,141

In April 2006, the Company entered into a three year lease for technical and marketing operations facilities in Golden, CO. The Company provided a $2,615 security deposit and expensed $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $905 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities. We plan to vacate the Golden facility at the term of the lease agreement which currently expires in June 2009.

Annual Rent Schedule	Rate/sf	Annualized Rent	Monthly Rent
7/1/06 - 6/30/07	$6.75	$20,250	$1,687
7/1/07 - 6/30/08	$6.95	$20,850	$1,737
7/1/08 - 6/30/09	$7.16	$21,480	$1,790

The Company owns no real property.

Item 3. Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we are currently not aware of nor have any knowledge of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results except as set forth below.

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

On January 3, 2008, Wharton Capital Partners, Ltd, and Wharton Capital Markets LLC, (“Wharton”) filed an action in the U.S. District Court for the Southern District of New York against the Company pursuant to which Wharton sought fees in an amount equal to seven percent (7%) of the gross proceeds received by the Company under a financing agreement between Fusion Capital Fund II, LLC and the Company.  On May 30, 2008, XsunX and Wharton entered into a Settlement Agreement pursuant to which XsunX agreed to provide Wharton with 875,000 shares of its common stock. Subject to the fulfillment of the requirements of Rule 144 of the Securities Act, Wharton agreed not to sell or transfer more than 250,000 shares monthly. The Company also agreed to a $100,000 cash payment to be paid in four (4) monthly installments of $25,000 each. As of September 30, 2008, all securities and cash payment required under the Settlement Agreement had been provided to Wharton.  The parties have filed a joint motion, pursuant to Federal Rule of Civil Procedure 41(a) (1) (A) (ii), to dismiss both the New York Action and the California Action with prejudice. Each of the parties have unconditionally and irrevocably released, waived, and forever discharged each other from claims related to the XsunX Action and the Wharton Action.

In November 2008 XsunX received a notice from MVSystems, Inc. asserting that XsunX was in material default of the terms of a Separation Agreement between the parties dated May 30, 2008. XsunX disputes the assertion and as of the date of this report no related litigation is pending, and MVSystems has not asserted any related monetary damages. The claim relates to a production prototype machine built under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. Under the terms of the Expanded Use License Agreement the parties had agreed to build the machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by MVSystems, and XsunX has never taken possession of the machine. Under the terms of the May 2008 Separations Agreement MVSystems continues to have possession of the machine and subject to the Separations Agreement has undertaken efforts to sell the machine for the parties benefit. Under the notice of material default provided to XsunX MVSystems has claimed that a sale of the machine has occurred to XsunX and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim and the parties have each petitioned the State of Colorado for a final determination on this matter.

Item 4. Submission of Matters to a Vote of Security Holders

None during the period ended September 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX”.  The range of high, low and close bid quotations for the Company’s common stock by fiscal quarter within the last three fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

Year Ended September 30, 2008	High	Low	Close
First Quarter ended December 31, 2007	0.55	0.29	0.55
Second Quarter ended March 31, 2008	0.74	0.35	0.40
Third Quarter ended June 30, 2008	0.51	0.38	0.39
Fourth Quarter ended September 30, 2008	0.43	0.26	0.26

Year Ended September 30, 2007
First Quarter ended December 31, 2006	0.68	0.34	0.38
Second Quarter ended March 31, 2007	0.64	0.40	0.49
Third Quarter ended June 30, 2007	0.51	0.41	0.42
Fourth Quarter ended September 30, 2007	0.44	0.30	0.39

Year Ended September 30, 2006
First Quarter ended December 31, 2005	0.59	0.53	0.58
Second Quarter ended March 31, 2006	2.24	2.08	2.13
Third Quarter ended June 30, 2006	1.06	1.04	1.05
Fourth Quarter ended September 30, 2006	0.55	0.52	0.54

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of September 30, 2008, there were approximately 1,166 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2008, there were approximately 186,292,437 shares of common stock outstanding on record with the Company’s stock transfer agent, Mountain Share Transfer. On September 30, 2008 the last reported sales price of our common stock on the OTCBB was $0.26 per share.

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

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2008, the board of directors authorized the grant of options to purchase an aggregate of 3,800,000 shares of the Company’s common stock. The options are exercisable at a price of $0.36 per share, and expire at various times through November 2012. Of the original 20,000,000 shares authorized under the plan, 14,250,000 shares remain available.  An additional 1,950,000 shares issued before the creation of the plan are considered as issued under the plan for the purposes of defining additional shares available under the plan.

Employment Incentive Option Grants — In connection with the start of the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, the Company authorized employment incentive option grants to the following employees on October 23, 2007 at an exercise of $0.36 price per share. The options have a 5 year exercise terms and vest in conjunction with a performance milestone based vesting schedule as described below:

Joseph Grimes	500,000 Option Shares
Robert G. Wendt	500,000 Option Shares
Dr. Guang Lin	300,000 Option Shares

The vesting schedule for Mr. Grimes and Mr. Wendt is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

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

The vesting schedule for Dr. Guang is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

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

Board of Directors Incentive Option Grants — In furtherance of the Company’s policy to compensate current members, and attract new members, to its Board of Directors the Company authorized incentive option grants to the following Directors at an exercise price of $0.36 per share. The options have a 5 year exercise terms and vest as described below:

Thomas Anderson	October 23, 2007	1,500,000 Option Shares (*)
Oz Fundingsland	November 11, 2007	500,000 Option Shares
Dr. Michael Russak	November 26, 2007	500,000 Option Shares

The vesting schedule for Mr. Anderson is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee of the following milestones:

(a)
The Option became exercisable in the amount of 1,000,000 shares upon the effective date of the grant for services rendered as a member of the Company Board of Directors from the period beginning October 1, 2003 through September 30, 2008.

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

The vesting schedule for Mr. Fundingsland is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by t4he optionee of the following milestones:

(a)
Beginning November 12, 2007 the option shall vest and become exercisable at the rate of 62,500 shares upon the anniversary of each calendar quarter of continuous service as a Director, or prorated portion thereof, for services rendered as a member of the Company’s Board of Directors up to a total of 500,000 shares.

The vesting schedule for Dr. Russak is as follows

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee of the following milestones:

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

Additionally, on January 24, 2008, the Board of Directors authorized the amendments to prior option grants issued to the named employees and consultant listed below as follows:

Grant Number	Optionee Name	Amendment Terms
06-2005	Dr. John Moore	Extension of time to exercise the warrant until January 1, 2012
13-2006	Joseph Grimes
Section 2.1.1(iii) Vesting Schedule was amended as follows; One Hundred Forty Eight Thousand (148,000) Shares shall become exercisable upon the performance by the Optionee in the presentation of suitable manufacturing facilities and facilities lease terms to the Company and approval of such facilities and lease terms by the Company Board of Directors.

07-018	Joseph Grimes	Section 3(i) (a) Exercise of Option was amended as follows; Option shall become exercisable in the amount of 100,000 shares upon the first sale and delivery of an XsunX solar module.
07-016	Robert Wendt	Section 3(i) (a) Exercise of Option was amended as follows; Option shall become exercisable in the amount of 100,000 shares upon the first sale and delivery of an XsunX solar module.
07-015	Jeff Huitt	Section 3(i) (a) Exercise of Option was amended as follows; Option shall become exercisable in the amount of 100,000 shares upon the first sale and delivery of an XsunX solar module.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2008, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows:

A summary of warrant activity for the year ended September 30, 2008, 2007 and 2006 is as follows:

	Number of Options / Warrants	Weighted-Average Exercise Price	Accrued Options / Warrants Vested	Weighted-Average Exercise Price
Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16

Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised	(10,850,000)	$0.48	(10,850,000)	$0.33
Vested			600,000	$0.18
Outstanding, September 30, 2006	16,262,000	$0.42	8,701,334	$0.37

Granted 2007	1,950,000	$0.46		$0.46
Exercised	(900,000)	$0.15	(900,000)	$0.15
Vested	-		412,666	$0.42
Outstanding, September 30, 2007	17,312,000	$0.33	8,214,000	$0.38

Granted 2008	3,800,000	$0.36	5,083,332	$0.36
Exercised/Cancelled	(11,166,668)	$0.19	(6,802,000)	$0.19
Vested			825,000	$0.46
Outstanding, September 30, 2008	9,945,332	$0.23	7,320,332	$0.27

At September 30, 2007, the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price
$ 0.20	250,000	$0.20	4.3	250,000	$0.20
$0.36	3,800,000	$0.36	3.1	1,750,000	$0.36
$ 0.41	100,000	$0.41	3.9	62,500	$0.41
$ 0.45	100,000	$0.45	3.6	62,500	$0.45
$ 0.46	1,650,000	$0.46	3.3	1,175,000	$0.46
$0.50	1,666,666	$0.50	4.1	1,666,666	$0.50
$ 0.51	500,000	$0.51	2.8	500,000	$0.51
$ 0.53	100,000	$0.53	3.4	75,000	$0.53
$0.75	1,666,666	$0.75	4.1	1,666,666	$0.75
$ 1.69	112,000	$1.69	2.5	112,000	$1.69

	9,945,332			7,320,332

Stock Price Performance Graph

The following graph compares the cumulative 60-month total return attained by shareholders on XsunX’s, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Market Index and the current composition of peer companies related to SIC Code 3674 - Semiconductors, Related Device. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 30, 2003 and its relative performance is tracked through September 30, 2008. No cash dividends have been declared on shares of our common stock. This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

*$100 invested on 9/30/2003 in stock or in index-including reinvestment of dividends.

Company/Index/Market	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008
XsunX, Inc.	100.00	1500.00	866.67	1783.33	1286.67	866.67
Semiconductors, Related Device	100.00	83.15	102.20	100.67	117.64	81.57
NASDAQ Market Index	100.00	106.02	120.61	127.77	152.68	118.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Securities (Registered and Unregistered)

The authorized Common stock of the Company was established at 500,000,000 shares with no par value.

In a placement of the Company’s common stock pursuant to an S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through September 30, 2008, approximately 15,347,581 shares for a total investment of $5,208,723.54 including the initial $1,000,000 and 3,333,332 shares. These shares were sold at various pricing between $0.405 and $0.24 per share. Subsequent to September 30, 2008, we have sold an additional 3,000,000 shares for $600,000 for a total of 18,347,581 shares and $5,808,723.54. These shares were sold at $0.20 per share. Including 3,500,000 shares provided to Fusion as financing commitment shares this leaves 18,152,419 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Additionally, in January 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. These shares were incorporated within the above referenced S-1 Registration Statement, deemed effective by the SEC on April 10, 2008.

The following represents a detailed analysis of the 2008 Common stock transactions.

Fusion Capital Transaction

On November 1, 2007, XsunX signed a common stock Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability Company (“Fusion Capital”) providing for the sale of up to $21 million of common stock to Fusion. Upon signing the agreement, XsunX received $1,000,000 from Fusion Capital as an initial purchase under the $21 million commitment in exchange for 3,333,332 shares of our common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. On January 18, 2008, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 48,650,000 shares related to our financing agreements with Fusion Capital Fund II, LLC and Cumorah Capital. The registration was declared effective by the Securities and Exchange Commission on April 10, 2008.

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

The purchase price of the shares related to the $20 million balance of future funding under the Purchase Agreement will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future funding(s), penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement. The above commitment shares and warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Pursuant to the S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through September 30, 2008, approximately 15,347,581 shares for a total investment of $5,208,723.54 including the initial $1,000,000 and 3,333,332 shares. These shares were sold at various pricing between $0.405 and $0.24 per share. Subsequent to September 30, 2008, we have sold an additional 3,000,000 shares for $600,000 for a total of 18,347,581 shares and $5,808,723.54. These shares were sold at $0.20 per share. Including 3,500,000 shares provided to Fusion as financing commitment shares this leaves 18,152,419 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Cumorah Capital Transaction

On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

Wharton Settlement Agreement

On May 30, 2008, XsunX and Wharton entered into a Settlement Agreement pursuant to which XsunX agreed to provide Wharton with 875,000 shares of its common stock. Subject to the fulfillment of the requirements of Rule 144 of the Securities Act, Wharton agreed not to sell or transfer more than 250,000 shares monthly. The Company also agreed to a $100,000 cash payment to be paid in four (4) monthly installments of $25,000 each. As of September 30, 2008, all securities and cash payment required under the Settlement Agreement had been provided to Wharton.

Use of Proceeds from Registered Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to prepare manufacturing facilities and systems necessary to build thin film solar modules, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

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

	Years Ended
In Thousands ($000)	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005	Sept 30, 2004
Statement of Operations Data:
Net Sales	$—	$7	$8	$—	$—
Research and Development Expense	(41)	420	956	507	129
Loan Fees	—	—	7,002	532	—
Warrant Expenses	673	772	465	180	825
Income(Loss)	(4,059)	(1,969)	(9,113)	(1,986)	(1,115)
Income(Loss) per Common Share	$(0.02)	(0.01)	$(0.07)	$(0.02)	$(0.01)
Cash Flow Data:
Net cash provided by (used in) operating activities	(2,695)	(979)	(1,966)	(1,049)	(236)

	Years Ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2006	Sept 30, 2005	Sept 30, 2004
Net cash used in investing activities	(4,229)	(1,692)	(2,076)	(191)	(12)
Net cash provided by financing activities	7,545	135	8,171	1,380	1,483
Balance Sheet Data:
Cash	2,389	1,769	4,305	176	37
Property Plant and Equipment, Net	276	290	237	165	2
Note Receivable	—	1,500	—	—	—
Marketable Prototype & Other Assets	5,830	3,484	2,028	20	19
Total Assets	9,925	5,884	6,919	442	80
Accounts Payable	407	547	590	58	14
Note Payable	—	—	—	850	1
Total Liabilities	497	615	589	974	106
Total Stockholders Equity (Deficit)	9,428	5,269	6,330	(532)	(24)
Long Term Obligations	—	—	—	—	—
Cash Dividends Declared per Common Share	$—	—	$—	$—	$—

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed by the Company in 2007 and 2006 and Form 10-KSB in 2005 and any Current Reports on Form 8-K filed by the Company.

Business Overview

XsunX, Inc. is a thin-film photovoltaic (“TFPV”) company which utilizes amorphous silicon (“a-Si”), a mature semiconductor technology, as the core solar energy absorber used to convert sunlight into electricity in the design and manufacture of its solar modules. We believe that the design of our proprietary manufacturing system, and solar module, coupled with our choice of assembly materials may allow us to enjoy production costs of approximately $1.27 per watt within our first full year of solar module production.

We are currently developing the infrastructure to manufacture high performance TFPV solar modules to address growth in demand for solar modules within the electrical power production markets, and to satisfy contractual commitments for the sale and delivery of our solar modules in 2009 and 2010. To accomplish this we are executing a plan to build a thin film amorphous silicon solar module manufacturing facility located in the Portland Oregon, USA area. We are working to complete the installation of our base production infrastructure and develop initial production capacities to 25 MW in 2009, and then scale through system optimization to approximately 33 MW within the first full year of manufacturing operations. Subject to available financing we plan to expand production capacities through replication, growing production capacities to over 100 MW as rapidly as possible.

Phased Production Build Out and Planned Capacities

During the year ended September 30, 2008, and for the foreseeable future, the majority of our operations development efforts will focus on establishing and expanding facilities necessary to manufacture our TFPV solar modules for commercial sale.

During the year ended September 30, 2008 we engaged in simultaneous efforts to prepare manufacturing facilities to house our module assembly line, design engineering and the placement of orders for manufacturing line components, monitor and management of component assembly efforts, material vendor negotiations and selection, and continued product design evaluation.

Areas of specific focus, progress, and capital expenditures have included:

Facilities

In April 2008 we selected and leased a 90,000 sq ft pre-existing commercial building to house our solar module manufacturing operations. Initial aspects of necessary modifications to the building were completed in July 2008. Industrial gas management systems to be used in the manufacture of our solar modules required modification to the buildings occupancy rating. The balance of design plans incorporating occupancy rating to certain isolated building sectors necessary to complete the required modifications were submitted to the local city compliance department for approval in September 2008. As of the date of this report we have received plan approval and permits, and a contractor has been selected to perform the balance of major work under the modification plans. In September 2008 we began working to establish a research and product improvement center within our Oregon manufacturing facility.

Equipment Orders

At a macro level our manufacturing process consists of 6 major operations: glass cleaning, thin film deposition (sputtering and PECVD), laser patterning, packaging, testing, and material transport. At a micro level, these 6 macro level operations are divided into 26 discrete operations connected together with automated material handling conveyors. For example there are 4 laser patterning operations interspersed between 3 deposition operations and 4 glass cleaning operations. Additionally there are three test stations at various stages of product completion. As of the year ended September 30, 2008 our thin film deposition (sputtering and PECVD), laser, glass cleaning, testing, lamination, and material handling system vendors are all under contract and in various stages of production. This comprises 24 of the 26 operations. We have vendors identified for the remaining two minor operations of buss lead tape dispense and shunt busting and are finalizing our statement of work to place the final two machines under contract. The information presented above should be read in conjunction with “Item 7 Management’s Discussion and Analysis or Plan of Operations – Contractual Obligations” for additional financial detail associated with equipment orders.

Module Assembly Material Vendors

A key advantage of our module design is the limited number of raw materials that is required to construct a completed final product for commercial sale. Our module design consists of a front and back sheet of glass, a specialty film adhesive to hermetically seal the two pieces of glass together, an electrical junction box (j-box) with lead wires, and the solar cell device material that is directly deposited onto the front glass. The solar cell layers comprising of conductive oxide, amorphous silicon, zinc oxide, and aluminum are deposited from a combination of seven industrial gases and commodity metals (aluminum and zinc). As of September 2008, we have all the primary raw goods materials suppliers either identified or under contract. This includes front and back glass, junction box adhesive, the PECVD gases, and the commodity metals (aluminum and zinc). For specialty film adhesive and electrical junction box, we have several vendors identified and are evaluating designs to achieve the best quality and reliability at the lowest cost. All of our vendors currently supply materials for the solar industry and all the materials we have selected have successfully passed UL testing in the past.

Planned Completion and Capacity Expansion

Barring assembly delays and/or any delays in securing necessary working capital, we anticipate completing the assembly of our initial 25MW manufacturing line and commencing manufacturing operations in 2009. We plan to scale manufacturing capacities through system optimization to approximately 33 MW within the first full year of production. Subject to available financing we plan to expand production capacities through replication, growing production capacities to over 100 MW as rapidly as possible.

Plan of Operations

For the year ending September 30, 2009 the Company has developed a plan of operations that commits $9.4MM for cost of goods sold, $4.7MM for general, administrative and working capital, $2.6MM for continued research and development and $1.1MM for selling and advertising expenses. We anticipate approximately $40.6MM for capital expenditures related to manufacturing and R&D equipment during the fiscal year. The planned expenditures are consistent with our anticipated costs associated with the placement of equipment order deposits, ongoing progress payments, facility lease hold improvements for general office facilities and manufacturing sub-system infrastructure, and operations support for an initial approximate annual manufacturing capacity of 25MW.

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

Re-Audit for the Fiscal Periods Ended September 30, 2007 and 2006

As a result of the suspension of our prior auditor, Jasper – Hall PC, by the Public Company Accounting Oversight Board (PCAOB) practice on October 28, 2008, the Company engaged new auditors and was required to re-audit the financial statements for the years ended September 30, 2006 and September 30, 2007. The financial statements for the fiscal periods 2006 and 2007 contained in this annual report on Form 10-K have been restated to reflect the adjustments to accounting estimates in those periods. In fiscal year 2007, the total impact of these changes was to increase net loss by $679,349. $447,012 of this additional loss was related to a change in estimate for option and warrant expenses and did not impact cash. There was also an increases to non-cash depreciation expense of $62,354, and a decrease to accrued interest income of approximately $77,882 that resulted from adjustments in interest calculations corrected in the 2008 fiscal period. The impact to cash expenses, as a result of the audit adjustments, was immaterial. There was no impact to earnings per share as it remained $0.01 loss per share for the period.

In fiscal year ended September 30, 2006, there were audit adjustments totaling $5,732,901 resulting in minimal impact to cash expenses. The largest adjustment relates to the amortization of loan fees associated with convertible debentures issued in the 2005 and 2006 fiscal years. We took a non-cash $6,373,156 additional charge for the amortization of expenses associated with debenture structuring fees, debenture commitment fees, and expenses attributable to the beneficial conversion costs for in the money stock and warrant conversion under the debentures. Depreciation expense was reduced by $66,265 and warrant and option expenses were reduced by $486,250 for the period. This resulted in additional non-cash net income of $552,519 that partially offset the amortization of the loan fees associated with the convertible debentures. There was an increased loss per share associated with these restatements of $0.05 per share bringing the total to $0.07 loss per share.

Results of Operations for the Three Fiscal Years Ended September 30, 2008 Compared to Fiscal Years Ended September 30, 2007 and 2006

Revenue, Cost of Goods Sold:

The Company generated no revenues in the period ended September 30, 2008. In the period ended September 30, 2007 the Company generated revenue of $6,880 and for the corresponding period in 2006 we generated $8,000 in revenue. There were no associated costs of goods sold in any of the fiscal periods represented above.

Operating Expenses:

The Company incurred operating expenses totaling $4,262,192 in the fiscal year ended September 30, 2008 as compared to $3,184,814 in the corresponding fiscal year in 2007 and as compared to $2,203,594 in corresponding fiscal period in 2006.

The increase of $1,077,378 between the fiscal years 2008 and 2007 was primarily driven by an increase of $432,343 to consulting service fees, $139,943 to rent, and $417,304 to public relations efforts associated with the Company’s efforts to prepare, install, and operate solar module manufacturing operations. For the fiscal year ended September 30, 2007 operating expenses increased by $1,069,146 as compared to the corresponding fiscal year in 2006. The increase was driven by non-cash expenses totaling $307,315 for option and warrant expenses, increases to salary and payroll of $549,327, increased legal fees of $178,977 and increased travel costs of $116,291

Excluding these non-cash items associated with the debentures, and consistent with the Company’s efforts to prepare, install, and operate solar module manufacturing operations, there was an increase in normal and customary operating expense of $979,529 to operating expenses for the period ending September 30, 2007 as compared to the same period 2006. The primary drivers of this increase are discussed in detail below.

Salaries and Wages:

Consistent with the Company’s planned efforts to prepare, install, and operate solar module manufacturing operations the Company hired additional staff and modified salary structures in the course of implementing its commercialization strategy in the fiscal year ended September 30, 2008. This increase in staffing and salaries resulted in total salary expenditures for the fiscal year ended September 30, 2008 of $1,173,815 which is an increase of $345,104 compared to the same period in 2007. Salary expenses for the fiscal year 2007 totaled $828,711 which was an increase of $553,622 compared to the same period in 2006. The Company expects this trend to continue as the manufacturing facility is built out and begins operations.

Research and Development:

The Company recovered $40,590 previously spent on research and development activities during the fiscal year ended September 30, 2008 as a result of a separation agreement with MVSystems, Inc. which resulted in reductions to pre-paid research, product development, and consulting and R&D fees for projects previously entered into with MVSystems, Inc. This represented a decrease of $457,825 in research and development expenses for the fiscal year ended September 30, 2008 as compared to the same period in 2007. Research and development expenses for the year ended September 30, 2007 were $420,462. This represented a decrease of $530,733 as compared to the same period in 2006. This decrease between the 2007 and 2006 fiscal periods reflects the Company’s reduction in research and development expenditures in 2007 and the move towards development of manufacturing facilities.

Professional Services:

Consulting services totaled $541,916, representing an increase of $432,343 for the fiscal year ended September 30, 2008 as compared to the same fiscal period in 2007. The increase between these periods was primarily driven by increased expenditures for engineering and professional consulting services associated with efforts to prepare our planned production facility. For the fiscal year ended September 30, 2007, total consulting services were $109,573 representing an increase of $61,723 for the fiscal year ended September 30, 2007 as compared to $47,850 for the fiscal year ended September 30, 2006. The increase between these periods was largely driven by the expansion of the Company’s Scientific Advisory Board and increasing contract engineering expenses related to efforts by the Company to commercialize products.

Legal and Accounting fees increased marginally by $26,714 to $347,482 for the fiscal year ended September 30, 2008 as compared to fees totaling $320,768 in the same period in 2007 which in turn represented an increase of $178,977 to legal and accounting fees over the same period in 2006. This increase of $181,111 between the fiscal year ended September 30, 2006 and 2007 was primarily the result of legal expenses related to our increase in the development of licensing rights to technologies, the Company’s attempted acquisition of manufacturing assets, and the attempted enforcement of contract rights under the acquisition. The increase to legal and accounting expenses of $26,714, and overall continued increased legal and accounting expenditures in the fiscal year ended September 30, 2008 compared to the same period in 2007 were driven by legal fees associated with service and vendor contracts, license rights negotiations, the defense of claims made for finders fees related to financing, and the negotiated accelerated re-payment of a loan made by the Company to Sencera, LLC.

Travel:

Travel and associated expenses were $220,475 for the fiscal year ended September 30, 2008. This represents an increase of $61,880 as compared to the same fiscal period in 2007 and an increase of $196,010 over fiscal year 2006. The increase between the fiscal year ended 2006 and 2007 and the continued increase of $61,880 into the corresponding period in 2008 represent the Company’s efforts beginning in fiscal 2007 to prepare, install, and operate solar module manufacturing operations.

Other Operating Expenses:

Other operating expenses changes include, advertising expenses totaling $ 19,894 for the fiscal year ended September 30, 2008, as compared to $47,573 for the fiscal year ended September 30, 2007, a decrease of $27,679. In the fiscal year ended September 30, 2006, advertising expenditures totaled $9,050 which resulted in a year over year increase of $38,523 between the same fiscal periods in 2007 and 2006. The increased to advertising expenditures in the 2007 fiscal period relative to the same period in 2006 represented an increased focus on generating brand awareness, and marketing efforts in the development of a sales channel while the decrease of $27,679 in the 2008 fiscal period relative to the same period in 2007 is a result of the Company’s continued use of assets developed under the fiscal 2007 advertising efforts, and an increased focus on the preparation of manufacturing facilities resulting less advertising by the Company.

In the year ended September 30, 2008 the Company adopted a policy providing for the payment of a monthly stipend fee to its non-employee members of its board of directors. This resulted in director fees totaling $35,000 in the fiscal period 2008. Prior to the fiscal year 2008 the Company did not provide members of its board with cash payments. There were no associated cost increases or decreases attributed to director fees for fiscal years prior to the fiscal year 2008.

Insurance expenses were $52,651 for the fiscal year ended September 30, 2008 and $66,856 for the fiscal year ended September 30, 2007, a decrease of $14,205. This decrease represents the selection of more advantageous coverage packages that provided the same or enhanced coverage at a reduced price. The increase of $64,151 from 2006 to 2007 represents the addition of a directors and officers insurance coverage.

License fees totaled $128,077 in the fiscal year ended September 30, 2008 as compared to $90 and $20 for the corresponding fiscal periods ended 2007 and 2006 respectively. The increase of $127,987 in the fiscal year 2008 represents costs associated with the Company’s efforts to plan and prepare for manufacturing facilities, and the associated cost to these efforts for compliance with government regulatory compliance for building and safety.

Other (Income) and Expense:

Other (Income)/expense decreased by $1,005,048 between the fiscal periods ended September 30, 2008 and 2007.  The decrease was primarily driven by income of $1,100,000 from a legal settlement in 2007 which was a one- time occurrence.  Other (Income/expense decreased by 8,126,482 between the fiscal years ended September 30, 2007 and 2006.  This decrease was driven by non-cash expenses of $7,001,990 associated with debenture structuring fees, commitment fees and expenses attributable to beneficial conversion costs for “in the money” stock and warrant conversions under debentures issued in the fiscal years ended September 30, 2006 and 2005.

For the fiscal year ended September 30, 2008, the Company’s net loss was $(4,058,952) as compared to $(1,968,846) for the same year ended September 30, 2007 and $(9,112,988) for the same year ended September 30, 2006. The increase to net loss of $2,090,106 between the fiscal year 2008 and 2007 was primarily driven by the expenses associated with the Company’s on going efforts to establish solar module manufacturing infrastructure.

 Our net loss per share was $(0.02) for the year ended September 30, 2008, net loss per share of $(0.01) for the year ended September 30, 2007, and a net loss per share of $(0.07) for the year ended September 30, 2006.

Due to the Company’s change in primary business focus in October 2003 and the developing nature of its business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods. Since inception in 1997 the Company had an accumulated deficit totaling ($21,075,069) at September 30, 2008.

Liquidity and Capital Resources

Working capital at September 30, 2008 was $3,321,294 as compared to $1,495,331 as of September 30, 2007 and as compared to working capital of $4,065,653 at September 30, 2006. There were no revenue producing activities in fiscal year ended September 30, 2008. There were immaterial revenues totaling $6,880 and $8,000 in the fiscal years ended September 30, 2007 and 2006 respectively.

Cash and cash equivalents at September 30, 2008 were $2,389,218 as compared to $1,68,616 for the same period in 2007 and as compared to $4,305,105 at September 30, 2006.

During the year ended September 30, 2008, the Company used $2,695,476 net cash in operating activities as compared to $979,218 net cash in operating activities for the year ended September 30, 2007 and compared to using $1,966,403 net cash in operating activities for the year ended September 30, 2006.

The increase of $1,716,258 in the use of cash for operating activities between the 2008 and 2007 fiscal years resulted from increased operating expenses such as an increase of $432,343 to consulting service fees, $139,943 to rent, and $417,304 to public relations efforts associated with the Company's efforts to prepare, install, and operate solar module manufacturing operations.  There was a decrease of $987,185 in the use of cash for operating activities between the 2007 and 2006.

For the twelve months ended, September 30, 2008, the Company’s capital needs have primarily been met from the proceeds of the sale of common stock. Net cash provided by financing activities for the period ended September 30, 2008 increased to $7,544,700. For the year ended September 30, 2007 total cash provided by financing activity was $135,000 as compared to $5,000,000 for the same period ended September 30, 2006.

Contractual Obligations are shown in the following table:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long Term Obligations	—	—	—	—	—
Capital Lease	—	—	—	—	—
Operating Lease(1)	$1,865,007	$662,713	$1,202,294	—	—
Purchase Obligations(2)	32,814,587	32,814,587	—	—	—
Other Long Term Liabilities Reflected on the Registrant’sBalance Sheet Under GAAP	—
To	$34,679,594	$33,477,300	$1,202,2944	—	—

(1)	Operating lease obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $38,264,635 of which, $5,450,048 has been paid on the obligations. Future scheduled payments are tied to progress made on the delivery of the associated equipment. The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

During the fiscal year ended September 30, 2008, we used $4,228,623 for investing activities as compared to $1,692,271 for the fiscal year ended September 30, 2007 and $2,095,611 for the same period ended September 30, 2006. During the year ended September 30, 2008 the Company’s cash used in research and development equipment including the marketable prototype currently for sale was $5,617,410.  The majority of the decrease between the fiscal years 2006 and 2007 was related to the investment in deposition technologies licensed in conjunction with the issuance of a $1.5MM note to Sencera, LLC.

We had, at September 30, 2008, working capital of $3,321,294. The Company is currently engaged in efforts to establish solar module manufacturing facilities. However the cash flow requirements associated with the completion of these manufacturing facilities, and the transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

Net Operating Loss

For federal income tax purposes, we have net operating loss carry forwards of approximately $20,000,000 as of September 30, 2008. These carry forwards will begin to expire in 2010. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations. The ability to use these carry forwards depends on future profitability which is uncertain at this time.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

The PCAOB revoked the registration of our former independent registered public accounting firm, Jaspers + Hall, PC on or about October 21, 2008.  After receiving notice of such revocation, the Company’s Board of Directors dismissed Jaspers + Hall, PC effective October 31, 2008 and engaged Stark Winter Schenkein & Co., LLP (“SWSC”) to serve as the Company’s new independent registered public accounting firm effective as of November 3, 2008 as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on November 6, 2008.  On December 23, 2008, the Company received a Comment Letter from the SEC stating that the Company may not include the reports of Jaspers + Hall, PC in its filings and that the Company should have a firm that is registered with the PCAOB re-audit that year.  In addition to auditing the Company’s financial statements for the fiscal year ended September 30, 2008 which are attached to this Annual Report, SWSC is also auditing the Company’s financial statements for the fiscal year ended September 30, 2007.  All audit work performed on the September 30, 2008 financial statements by SWSC was performed by SWSC’s full time employees.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2008, management continued revising the Company's internal and controls procedure document basing this revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

 Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting as of September 30, 2008 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Report of Independent Registered Public Accounting Firm

Based on this assessment, management determined that, as of September 30, 2008, the Company maintained effective internal control over financial reporting. Stark Winter Schenkein & Co., LLP, an independent registered public accounting firm, audited and reported on the consolidated financial statements of the Company included in the report on the financial statements on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XsunX, Inc,

We have audited XsunX, Inc.’s internal control over financial reporting as of September 30, 2008, 2007 and 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Controls. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, XsunX, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, 2007 and 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of XsunX, Inc., and our report dated January 30, 2009 expressed an unqualified opinion.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 30, 2009

Item 9B. Other Information

On November 12, 2007, the Company announced the appointment of Mr. Oz Fundingsland as Director, effective November 12, 2007.

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director, effective November 26, 2007. Dr. Russak is also a member of the Company’s Scientific Advisory Board. Dr

On August 1, 2008, Mr. Joseph Grimes was appointed as a Director of the Company.

In November 2008, the Company issued 50,000 shares of its common in connection with a services agreement to provide marketing and financing service to the Company. These shares are unregistered and restricted.

Employee Incentive Option Grants. In the fiscal period beginning October 1, 2008, and in connection with the Company’s policy to incentivized employees whose contribution is deemed to influence the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, the Company authorized employment incentive option grants to the following employees at an exercise price per share of $0.36. The options have a 5 year exercise terms and vest in the amount of 1/3 of the total grant on an annual basis from the date of hire and subject to continued employment with the Company:

Name	Date of Grant	Amount	Type of Grant	Exercise Price	Term
Vanessa Watkins	October 10, 2008	115,000	Incentive	$0.36	5 yr.
Tyler Anderson	October 10, 2008	100,000	Incentive	$0.36	5 yr.
Yang Zhuang	October 29, 2008	20,000	Incentive	$0.36	5 yr.

In November 2008 XsunX received a notice from MVSystems, Inc. asserting that XsunX was in material default of the terms of a Separation Agreement between the parties dated May 30, 2008. XsunX disputes the assertion and as of the date of this report no related litigation is pending, and MVSystems has not asserted any related monetary damages. The claim relates to a production prototype machine built under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. Under the terms of the Expanded Use License Agreement the parties had agreed to build the machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by MVSystems, and XsunX has never taken possession of the machine. Under the terms of the May 2008 Separations Agreement MVSystems continues to have possession of the machine and subject to the Separations Agreement has undertaken efforts to sell the machine for the parties benefit. Under the notice of material default provided to XsunX MVSystems has claimed that a sale of the machine has occurred to XsunX and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim and the parties have each petitioned the State of Colorado for a final determination on this matter.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company as of September 30, 2008:

Name	Age	Position Held	Tenure
Tom Djokovich	51	President, CEO, Director	Since October 2003
Joseph Grimes	51	COO, Director	COO since April 2006 and as a director Since August 2008
Jeff Huitt	47	CFO	Since January 2007
Thomas Anderson	43	Director	Since August 2001
Oz Fundingsland	65	Director	Since November 2007
Michael Russak	61	Director	Since November 2007

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any of our directors.

The directors of the Company will devote such time to the Company’s affairs on an “as needed” basis, but typically less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Mr. Tom Djokovich, age 51, President and Chief Executive Officer as of October 2003, and Director;

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

Mr. Joseph Grimes, age 51, Chief Operating Officer as of April 2006 and as a Director as of August 2008;

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

Mr. Jeff Huitt, age 47, became Chief Financial Officer in January 2007;

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

Mr. Huitt is a CPA, currently on inactive status and holds two degrees from the University of Denver: a Bachelor of Science in Accounting and a Master’s in Business Administration.

Mr. Thomas Anderson, age 43, became a director of the Company in August 2001;

Mr.Anderson presently works as the Director of Southwest Business Operations forAmerican Capital Energy, a commercial and utility scale solar integrator. Hehas been with American Capital Energy since October, 2008.  He recently served as Managing Directorof the Environmental Science and Engineering Directorate of Qinetiq NorthAmerica in Los Alamos, New Mexico. He was with Qinetiq North America, formerlyApogen Technologies, from January, 2005, through September, 2008. Mr. Andersonworked for 19 years in the environmental consulting field, providing consultingservices in the areas of environmental compliance, characterization andremediation services to Department of Energy, Department of Defense, andindustrial clients. He formerly worked as a Senior Environmental Scientist atConcurrent Technologies Corp. from November 2000 to December 2004. He earnedhis B.S. in Geology from Denison University and his M.S. in EnvironmentalScience and Engineering from Colorado School of Mines.

Mr. Oz Fundingsland as Director, age 65, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 61, became a director of the Company in November 2007;

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director, effective November 26, 2007. Dr. Russak is also a member of the Company’s Scientific Advisory Board. Dr. Michael A. Russak currently holds the position of Executive Vice President of Business Development with Intervac, Inc. in Santa Clara, CA.  He has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. He is also currently the Executive Director of IDEMA-U.S. (the hard disk drive industry trade association) and a member of the Board of Directors and Scientific Advisory Board of XsunX, Inc. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

Scientific Advisory Board

In September 2004 the Company established the XsunX Scientific Advisory Board to attract qualified specialists from the fields of material and device engineering. During the fiscal year 2008, the membership of the advisory board was unchanged. Panel members are typically engaged for a period of two years. The qualifications and biographical information for the members of the panel are as follows:

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

At UCSD Professor Yu directs a research laboratory concerned generally with the characterization, understanding, and application of physical phenomena and of solid-state material and device properties at nanometer to atomic length scales. Current research interests in his group include III-V nitride heterostructure materials and device physics; scanning probe characterization of advanced electronic materials and devices; solid-state nanoscience and nanotechnology; and photovoltaics and other technologies for energy generation. The results of his research have been reported in over 120 reference journal publications and over 175 conference and seminar presentations.

Dr. Michael A. Russak, Member Scientific Advisory Board and a Director

Dr. Michael A. Russak currently holds the position of Executive Vice President of Business Development with Intervac, Inc. in Santa Clara, CA.  He has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. He is also currently the Executive Director of IDEMA-U.S. (the hard disk drive industry trade association) and a member of the Board of Directors and Scientific Advisory Board of XsunX, Inc. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

Involvement in Certain Legal Proceedings

None of the members of the Board of Directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board of Directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Board Committees; Audit Committee

As of September 30, 2008, the Company’s board was comprised of five directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based solely on its review of the copies of such Section 16 Reports and any amendments thereto received by it, or written representations received from certain Reporting Persons, the Company has no knowledge that any Reporting Person failed to file any Section 16 Report on a timely basis.

Code of Ethics

The Company’s board of directors adopted a Code of Ethics policy on January 7, 2008.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

We are a development stage Company and we rely on our board of directors to evaluate compensation and incentive offerings made by the Company as it applies to our executive officers, and efforts to attract and maintain qualified staff. To date, our compensation policy has been conducted on a case by case basis with input from our chief executive officer, and focused on the following three primary areas; (a) salary compensatory with peer group companies and peer position, (b) cash bonuses tied to sales and revenue attainment, and (c) long term equity compensation tied to strategic objectives of establishing solar module manufacturing infrastructure.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provided to future executive officers. The named executive officers for fiscal 2008 are Tom M. Djokovich, our chief executive officer, Joseph Grimes, our chief operating officer, and Jeff Huitt, our chief financial officer.

Executive Compensation Policies

Our long-term success depends on our ability to commercialize our solar product designs through the strategic goal of establishing manufacturing infrastructure. To execute these objectives rapidly and efficiently, it is critical that we attract, motivate and retain highly talented individuals at all levels of the organization that are committed to the Company’s mission and core values.

The board of directors deems the following policies as relevant in determining compensation standards:

•	Compensation objectives are based on the level of job responsibility, individual performance and Company performance or strategic objective progress goals.
•
Compensation within the Company’s efforts to attract qualified personnel should reflect the value of similar jobs within the marketplace. To attract and retain a highly skilled work force, we must first provide pay that is competitive with the pay offered by other employers who compete with us for talent. Compensation next is designed to provide incentive based compensation through the grant of cash bonus or equity incentive grants tied to Company strategic objectives within the scope of influence of the employee or management group.

•
We have and plan to continue to provide employees a mix of both annual and longer-term incentives tied to metrics including sales/revenue attainment minimums, strategic objective attainment including manufacturing facilities preparation, production of marketable solar modules, and continued commitment to the Company. Employees at higher levels may have an increasing proportion of their compensation tied to longer-term performance because they are in a position to have greater influence on longer-term results.

•
Attainment of strategic objectives is the core to the success of our business plan. We believe that the use of performance-based compensation should foster a long-term focus required for our success within the solar industry. We have elected to structure our programs to deliver compensation for individual contribution and group performance necessary in achieving our goals. We believe success can best be measured by our ability to first complete our strategic goal for the assembly of our manufacturing infrastructure and then work to leverage invested capital (or net assets) to produce commercially marketable solar modules, and finally by focusing on reducing our production costs, thereby enabling us to reduce the price that we can charge for our products.

•
To be effective, performance-based compensation programs should enable associates to easily understand how their efforts can affect their pay, both directly through individual performance accomplishments and indirectly through contributing to the Company’s achievement of its strategic and operational goals.

As a small developing stage Company we have not engaged in a policy of adhering to rigid compensation formulas and we may reacted to short-term changes in business performance or objectives in determining the amount and mix of compensation elements for our named executives. We consider competitive compensation paid by other companies comparable in size and stage of development, but do not attempt to maintain a certain target percentile within a peer group or otherwise exclusively rely on market data to determine executive compensation. We incorporate flexibility into our compensation decisions and in our assessment process to respond to and adjust for the evolving business environment in which we operate.

Components of Executive Compensation

The certain primary elements of our executive compensation for the period ended September 30, 2008 were developed fiscal year 2007 and are discussed below, including a description of each particular element and how such element fits into our overall executive compensation package. In the descriptions below, we highlight particular objectives that specific elements of our executive compensation program are designed to address. However, it should be noted that we have designed our compensation program so that each element complements the other and collectively serve all of our executive compensation objectives described above and below.

Due to our evolving nature as a development stage company we have also exercised discretion towards the adjustment or addition of compensation components during interim periods to provide for relevant new goals and objectives as they evolve. Whether or not specifically mentioned, we believe that each element of our executive compensation program, to a greater or lesser extent, serves each of our objectives.

During the fiscal year ended September 30, 2008, the compensation of named executive officers consisted of base salary, a cash bonus award opportunity, as well as stock option grants and continued option vesting opportunities for those named executive officers. The following is a summary of the components of our compensation:

Component	Objective	Focus

Base Salary Compensation	To provide fair market fixed compensation paid in cash and commensurate with peer and industry groups.	To reward individual performance, contribution, level of experience, and critical nature of position. Increase in base salaries tied to revenue attainment minimums.
Cash Bonus and Incentive Compensation	To provide at-risk incentive pay linked to short and midterm Company goals paid in cash.	To reward specific achievement of operational goals which allow the Company to achieve strategic objectives.
Lone-Term Equity Based Compensation	To provide at-risk incentive pay linked to longer term Company goals or performance paid in stock options that vest over time or the attainment of strategic goals.	To reward overall Company performance.

The following is a discussion of the board considerations in establishing each of the components for the executive officer compensation for fiscal 2008 (we do not have a compensation committee and our board currently serves such functions).

Base Salary Compensation

Base salary is the guaranteed element of annual cash compensation. The value of base salary for each named executive officer reflects the requirements of such executive’s employment agreement, long-term performance and skill set, including the market value of that skill set at the time of hire or subject to current market conditions that may prevail. Base salary adjustment review is subject to the Company first achieving revenue attainment goals of $5,000,000. Any resulting base salary increases are subject to the discretion of the board of directors. For details relating to the employment agreements, see “Executive Compensation — Employment Agreements and Arrangements”.

Cash Bonuses and Incentive Compensation

The bonus opportunity during the fiscal year ended September 30, 2008 to named executive officers appear in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column and were determined based on the terms of the employment agreements with our named executive officers as well as a general assessment of the Company’s attainment of certain revenue goals. The board of directors considered certain revenue minimum attainment goals as the primary driver in the award of primary cash compensation bonus awards.

During fiscal year 2008, the Company’s bonus program applicable to management and executives, including certain named executive officers, focused on encouraging teamwork rewarding of excellent performance with respect to corporate and organizational objectives under the Company’s strategic business plan.

Also during fiscal year 2008 certain additional cash bonuses were made available to named executive officers to provide special compensation bonus awards for efforts associated with the establishment of manufacturing facilities in Oregon, USA.

Equity-Based Compensation

To attract and retain qualified and motivated employees, we believe it is important to provide our employees with the opportunity to share in the success our Company in a manner commensurate with their ability to influence our success. Providing an equity interest in the Company to employees allows the employee to become a stockholder of the Company, along with the other shareholders, and we believe this will align the interests of the employee to the success of the Company, and the interests of our shareholders. We also believe that the level of equity ownership should be commensurate with the employee’s job responsibilities or ability to influence the objectives of the Company, recognizing that higher level roles may have a greater influence on the ability of the Company to meet its objectives and succeed.

For our named executive officers the board of directors determined that equity-based compensation, through grants of stock options at fair market value, rather than providing only cash compensation would provide motivating incentive. Accordingly, if the Company’s performance improves, the executive will benefit together with our shareholders. If the Company’s performance deteriorates, the executive may not benefit from improves stock appreciation and may see their compensation opportunity reduced. With respect to new employees, for certain roles, particularly as the role has more influence on the success of our business, we may provide options grants or cash incentives, as necessary to attract the candidate to the Company. Any equity-based compensation granted to employees is granted in accordance with our 2007 Stock Option Plan and any options are issued at or above fair market value as of the date of grant.

The board of directors determined and established three primary objectives in the consideration of an option based compensation grant for the named executive officers. Any one or all three of the following may be used in the determination of an option grant by the board. (i) the provision of an initial vesting allowance of a portion of the executive total award as an incentive ownership stake, (ii) under limited vesting of portions of the executive total award through the continued employment by the executive under quarterly and annual periods and (iii) through the attainment of the strategic business objective of the Company to establish solar module manufacturing infrastructure and successfully produce commercial quality solar modules. Subject to the discretion by the board of directors these objectives may change and are subject to influence from market and industry conditions.

For details relating to equity based compensation, see “Grants of Plan Based Awards Table” and the “Outstanding Equity Awards at Fiscal Year-End” table.

Broad-based Benefits Programs and Other Compensation

Our named executives are entitled to participate in a medical benefit program we offer to all of our employees. Under our 2008 medical benefit plan, the Company sponsors up to $300 dollars for non-executive employees and $400 for the named executive employees for use by the employee towards the payment of either private or Company offered medical benefit insurance program. Generally, our named executive officers have vacation entitlements of three weeks as provided in their employment agreements.

Other General Compensation Policies

In determining compensation we did not provide policies for allocating between long-term and currently paid out compensation. Efforts we also made to attempt to structure equity based compensation programs that could limit or minimize costs to the Company, the employee, and the named executive officers. It was determined that the provisioning of option grants under the Company’s 2007 Stock Option Plan provided sufficient equity compensation opportunity while maximizing benefits and reducing anticipated costs to the Company and the employee.

In the event that an employee or named executive officer holder of an option grant willingly terminates employment status, or is terminated for cause by the Company, other than for death or disability, than the employee shall have the lesser of 30 days or the remaining term of the option grant to exercise any remaining vested but unexercised options under a grant.

The Company has not adopted a policy for retirement benefits. As such we have not developed any policies related to accounting for prior compensation or benefits towards any contemplated retirement program.

The financial impact for equity based compensation provided in the form of stock option grants under the Company’s 2007 Stock Option Plan are accounted for utilizing Black Scholes method.

We have not adopted nor do we maintain policies related to security ownership requirements or guidelines, and we have not established any policies related to hedging the economic risk of such ownership.

While we have attempted to keep informed as to the compensation levels commensurate with similar positions for our named executive officers we have not engaged in any specific benchmarking of total compensation.

Change of Control

The board of directors generally believes it is in the best interests of the Company to provide assurance to certain executives that the executives will be fairly compensated for any lost employment or lost opportunity to realize the value of their compensation agreement upon a change in control of the Company. We recognize that, in order to align the interest of the executives with our shareholders, it is important to encourage the continued attention and dedication of the executives to their assigned duties and to mitigate the uncertainty and questions a potential change in control may raise among such executives. As a result, we have provided certain named executive officers a special compensation benefit that provide payment in an amount equal to six (6) months base salary at the rate of base salary then paid to executive at the time of sale and, any accrued vacation benefits within sixty (60) days of the consummation of the sale of all or substantially all of the stock or assets of the Company which results in the termination or relocation of the executive within one (1) year of such sale, or for termination without good cause. For a further description of compensation provided in the event of a change of control, see “Executive Compensation — Potential Payments upon Termination or Change of Control”.

Employment Agreements

We have entered into employment agreements with certain of our executives with the goal of clarifying their terms of employment and eliminating future disagreement regarding their employment terms. When we have entered into such employment agreements with our executives, it has been the judgment of the board that such agreements were appropriate and necessary. The employment agreements generally provide for base salary, bonus, benefits and eligibility for equity-based compensation awards, as well as rights to certain payments and benefits upon certain terminations of employment. For more details on these employment agreements and the compensation and benefits payable or to be provided in the event of a termination of employment, see “Executive Compensation — Employment Agreements and Arrangements” and “Executive Compensation — Potential Payments upon Termination or Change of Control”.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our chief financial officer and our chief operating officer (collectively, our “named executive officers”) for the fiscal years ended September 30, 2008, and September  30, 2007, and 2006 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tom Djokovich, CEO(2)	2008 2007 2006	220,000 150,000 150,000	0 0 0	0 0 0	0 0 0	4,800 4,800 4,800	224,800 154,800 154,800

Jeff Huitt, CFO(2)	2008 2007 2006	155,000 135,000 0	0 0 0	0 0 0	44,600 22,300 0	4,800 4,800 0	204,400 162,100 0

Joe Grimes, COO(3)	2008 2007 2006	210,000 150,000 75,000	30,000 0 0	0 0 0	44,600 241,932 0	4,800 4,800 2,400	289,400 395,732 77,400

(1)
In the fiscal period ended September 30, 2008, the Company agreed to pay Mr. Djokovich an annual salary of $220,000 for services provided as Chief Executive Officer up to and until the Company determines executive compensation pursuant to an employment agreement as determined by the Board. In addition to Mr. Djokovich’s base compensation the Company also provides Mr. Djokovich with a $400 monthly health insurance allowance.

(2)
The Company has agreed to pay Mr. Grimes an annual salary of $210,000 for services provided as Chief Operating Officer under the terms of an amended and restated employment agreement effective November 6, 2007. In addition to Mr. Grimes base compensation the Company also provides Mr. Grimes with a $400 monthly health insurance allowance.  Mr. Grimes amended employment agreement with the Company includes a facilities finders and relocation bonus of $30,000 which was fully paid in the year ended September 30, 2008 upon completion of the requirements.

(3)
The Company has agreed to pay Mr. Huitt an annual salary of $155,000 for services provided as Chief Financial Officer under the terms of an employment agreement effective January 1, 2007. In addition to Mr. Huitt’s base compensation the Company also provides Mr. Huitt with a $400 monthly health insurance allowance.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the years ended September 30, 2008, 2007, and 2006 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

	2008	0		0	0
Tom Djokovich, CEO	2007	0		0	0
	2006	0		0	0

	2008	0			44,600
Jeff Huitt, CFO	2007	500,000	(5)	0.46	22,300
	2006	0			0

	2008	500,000	(4)	0.36	44,600
Joe Grimes, COO	2007	500,000	(3)	0.46	241,932
	2006	500,000	(2)	1.69	0
	2006	112,000	(1)	0.51	0

(1)
Employment Incentive Warrants — In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants at the then market price of $1.69. On July 20, 2006 the Company and Mr. Grimes mutually agreed to the cancellation of the remaining 388,000 unvested balance of this warrant.

(2)
Employment Incentive Warrants — In connection with the issuance of an employment agreement to Joseph Grimes in April 2006, the Company granted 500,000 warrants on July 20, 2006 at the then market price of $0.51. The warrant vested at the rate of 28,000 shares per month up to and through the first nine months of employment, 100,000 shares became exercisable upon delivery of a marketing plan by Mr. Grimes to the Board of Directors, 148,000 shares will become exercisable upon the first sale and deliver of an XsunX solar module.

(3)
Employment Incentive Options — In connection with the issuance of an employment agreement to Joseph Grimes in January 2007, the Company granted 500,000 options on January 1, 2007 at the then market price of $0.46. The option began vesting at the rate of 50,000 shares per calendar quarter up to a total of 400,000 shares. Another 50,000 shall vest and become exercisable upon each of the first two sales and delivery of an XsunX solar module.

(4)
Employment Incentive Options — In connection with the determination by the board of directors in October 2007 to provide for equity compensation related to the Company’s efforts to establish solar module manufacturing infrastructure, the Company granted 500,000 options effective October 23 at the then market price of $0.36 to Mr. grimes. The options vest according to the following schedule:

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

(5)
Employment Incentive Option — In connection with the issuance of an employment agreement to Jeff Huitt in January 2007, the Company granted 500,000 options effective January 1 at the then market price of $0.46. The option began vesting at the rate of 50,000 shares per calendar quarter up to a total of 400,000 shares. Another 50,000 shall vest and become exercisable upon each of the first two sales and delivery of an XsunX solar module.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information with respect to outstanding option and stock awards held by our named executive officers at September 30, 2008.

	OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (f)

Tom Djokovich, CEO	0	0	0
Jeff Huitt, CFO	200,000		300,000	$0.46	01/26/2012
Joe Grimes COO	612,000		500,000 500,000	$0.46 $0.36	01/26/2012 10/23/2012

 Option Exercises and Stock Vested

None

 Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our chief executive officer, president, and a director. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base salary compensation for the 2008 period was $220,000, and he was provided a $400 per month allowance for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich.

Joseph Grimes

On November 6, 2007, we entered into an amended and restated employment agreement with Mr. Joseph Grimes, our chief operating officer. Under the terms of his employment agreement, Mr. Grimes is entitled to a minimum annual base salary of $210,000 (subject to annual review and increase upon the attainment by the Company of a minimum of $5,000,000 in revenue in any calendar year) and is eligible to receive additional compensation in the form of a cash payment bonus upon business development attainment goals as follows; a $5,000 cash bonus upon the successful identification and lease by the Company of a manufacturing facility site, a $25,000 cash payment bonus upon the relocation by Mr. Grimes to the Company’s selected manufacturing facilities site, a $5,000 cash payment bonus upon the successful implementation of a pilot or base production line, a $10,000 cash payment bonus upon the successful completion and start up of the Company’s 25 megawatt base production line. Mr. grimes is also eligible for cash payment bonus subject to attainment by the Company of certain minimum revenues in the course of a calendar year as follows; a $5,000 cash payment bonus upon the attainment by the Company of $5,000,000 in revenue, a $10,000 cash payment bonus upon the attainment by the Company of $10,000,000 in revenue, a $15,000 cash payment bonus upon the attainment by the Company of $15,000,000 in revenue. We also provide Mr. Grimes a $400 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Grimes. Mr. Grimes also receives 15 days of paid vacation.  Our employment agreement with Mr. Grimes provides that, in the event that Mr. Grimes employment is terminated by us without good cause, Mr. Grimes will receive a severance payment in the amount equal to 6 months of his annual base salary, payable within 30 days of such termination.

Pursuant to his amended and restated employment agreement Mr. Grimes entered into a separate Stock Option Agreement with the Company under which Mr. Grimes received options to purchase 500,000 shares of our common stock, exercisable at $0.36 cents per share. Under the employment agreement Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

Jeff Huitt

On January 1, 2007, we entered into an employment agreement with Mr. Jeff Huitt, our chief financial officer. Under the terms of his employment agreement, Mr. Huitt was initially entitled to a minimum annual base salary of $135,000 which was adjusted to $155,000 in November 2007 after review by the board. Future increases under the agreement are subject to annual review and increase upon the attainment by the Company of a minimum of $5,000,000 in revenue in any calendar year. Mr. Huitt is eligible to receive additional compensation in the form of a cash payment bonus subject to attainment by the Company of certain minimum revenues in the course of a calendar year as follows; a $5,000 cash payment bonus upon the attainment by the Company of $5,000,000 in revenue, a $10,000 cash payment bonus upon the attainment by the Company of $10,000,000 in revenue, a $15,000 cash payment bonus upon the attainment by the Company of $15,000,000 in revenue. We also provide Mr. Huitt a $400 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Huitt. Mr. Huitt also receives 15 days of paid vacation.  Our employment agreement with Mr. Huitt provides a special compensation benefit that provides payment in an amount equal to six (6) months base salary at the rate of base salary then paid to Mr. Huitt at the time of sale and, any accrued vacation benefits within sixty (60) days of the consummation of the sale of all or substantially all of the stock or assets of the Company which results in the termination or relocation of the executive within one (1) year of such sale.

Pursuant to his employment agreement Mr. Huitt entered into a separate Stock Option Agreement with the Company under which Mr. Huitt received options to purchase 500,000 shares of our common stock, exercisable at $0.46 cents per share. Under the employment agreement Mr. Huitt is also subject to confidentiality and non-solicitation provisions which provide that Mr. Huitt will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

Under the terms of an employment agreement dated January 1, 2007, Mr. Jeff Huitt, our chief financial officer,  may receive a special compensation benefit that provides payment in an amount equal to six (6) months base salary at the rate of base salary then paid to Mr. Huitt at the time of sale and, any accrued vacation benefits within sixty (60) days of the consummation of the sale of all or substantially all of the stock or assets of the Company which results in the termination or relocation of the executive within one (1) year of such sale. Potential cost to the Company could total at minimum $77,500 for the termination of Mr. Huitt subject to the termination upon a change of control of the Company.

Terms of an amended and restated employment agreement dated November 6, 2007, with Mr. Grimes, our chief operating officer, provide that in the event that Mr. Grimes employment is terminated by us without good cause, Mr. grimes may receive a severance payment in the amount equal to 6 months of his annual base salary then paid to Mr. Grimes, plus accrued vacation benefits, all payable within 30 days of such termination. Potential cost to the Company could total at minimum $105,000 for the termination of Mr. Grimes subject to the termination without good cause by the Company.

Long Term Incentive Plans — Awards in Last Fiscal Year

The following table and notes set forth the incentive awards provided to officers of the Company in 2008 fiscal period.

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Joseph Grimes (1)	23-Oct-07	500,000	$0.36	23-Oct-12	As part of an employment incentive agreement

(1)
Employment Incentive Options — In connection with the determination by the board of directors in October 2007 to provide for equity compensation related to the Company’s efforts to establish solar module manufacturing infrastructure, the Company granted 500,000 options effective October 23 at the then market price of $0.36 to Mr. grimes. The options vest according to the following schedule:

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

Director Compensation

In the fiscal period ended September 30, 2008, Directors received no additional cash or non cash compensation for their service to the Company as directors.  Outside Directors received an annual retainer fee of $18,000 paid monthly plus stock options.  All Directors were reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tom Djokovich	0	0		0	0
Joseph Grimes	0	0		0	0
Thomas Anderson	18,000	0	343,813	0	361,318
Oz Fundingsland	18,000	0	68,763	0	86,763
Michael Russak	18,000	0	68,763	0	86,763

Compensation Committee Interlocks and Insider Participation

From the period commencing October 1, 2007 through November 12, 2007 the Company’s board of directors was comprised of two directors, Mr. Tom Djokovich and Mr. Thomas Anderson. During this period adjustments or additions to new or existing employment agreements we reviewed and deliberated by Mr. Djokovich who also serves as the Company’s chief executive officer, and Mr. Anderson. Subsequent to November 12, 2007 no further discussions or deliberations were engaged by the board pertaining to executive compensation for the balance of the fiscal year ended September 30, 2008.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management and based on such review and discussions, the Board has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Tom Djokovich	Director
Joseph Grimes	Director
Thomas Anderson	Director
Oz Fundingsland	Director
Michael Russak	Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 15, 2009, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company as of January 15, 2009. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Tom Djokovich(2) President & Director	17,903,000	9.5%
Thomas Anderson(3) Director	1,250,000	< 1%
Oz Fundingsland(3) Director	323,500	< 1%
Mike Russak(3) Director	323,500	< 1%
Joseph Grimes(3) Chief Operating Officer	1,012,000	< 1%
Jeff Huitt(3) Chief Financial Officer	400,000	< 1%

 All directors and executive officers as a group of (6 persons) account for ownership of 21,212,000 shares representing 11.26% of the issued and outstanding common stock. Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 189,342,437 shares of common stock issued and outstanding as of January 15, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 15, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 16,978,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Tamara Djokovich.

(3)	Includes warrants/options that may vest and be exercised within 60 days of the date of January 15, 2009.

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

The following directors are independent:  Thomas Anderson, Oz Fundingsland and Michael Russak.

The following directors are not independent:  Tom Djokovich and Joseph Grimes.

Item 14. Principal Accounting Fees and Services

The PCAOB revoked the registration of our former independent registered public accounting firm, Jaspers + Hall, PC on or about October 21, 2008.  After receiving notice of such revocation, the Company’s Board of Directors dismissed Jaspers + Hall, PC effective October 31, 2008 and engaged Stark, Winter, Schenkein & Co., LLP (“SWSC”) to serve as the Company’s new independent registered public accounting firm effective as of November 3, 2008 as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on November 6, 2008.  On December 23, 2008, the Company received a Comment Letter from the SEC stating that the Company may not include the reports of Jaspers + Hall, PC in its filings and that the Company should have a firm that is registered with the PCAOB re-audit that year.  In addition to auditing the Company’s financial statements for the fiscal year ended September 30, 2008 which are attached to this Annual Report, SWSC is also auditing the Company’s financial statements for the fiscal year ended September 30, 2007.  All audit work performed on the September 30, 2008 financial statements by SWSC was performed by SWSC’s full time employees.

Audit Fees 2008

As of the period ended September 30, 2008 SWSC had billed the Company $16,000 for the following professional services: $1,000 Retainer for preparation of Income Tax Returns, $10,000 for retainer for the 2007 and 2008 re-audit and audit of the Company’ financial statements and a $5,000 progress payment for related audit work and services on the Form 10K.

Jaspers + Hall, PC was paid $12,300 for work performed in the fiscal period ended September 30, 2008 for work on our first through third quarter reports Form 10-Q and for its work on the Companies Form S-1registration statement.  They have not been paid any fees relating to the 2008 audit based on their dismissal as auditor.

Audit Fees 2007

As of the period ended September 30, 2007 Jaspers + Hall, PC had billed the Company $14,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2006 March 30, and June 30, 2007, and for audit fees related to the Company’s annual report on Form 10-K. No other fees we billed by Jaspers + Hall, PC in the period ended September 30, 2007.

Audit Fees 2006

As of the period ended September 30, 2006 Jaspers + Hall, PC had billed the Company $7,500 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, April 30, and June 30, 2006, and for audit fees related to the Company’s annual report on Form 10-K.. No other fees we billed by Jaspers + Hall, PC in the period ended September 30, 2006.

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for audit years 2006, 2007, and 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	MVSystems, Inc. Technology License Agreement, dated September 2004.(4)
10.3	MVSystems, Inc. Expanded Technology License Agreement, dated October 2005.(5)
10.4	Sencera, LLC, Technology Development and License Agreement, dated January 1, 2007.(6)
10.5	Sencera, LLC, 10% secured Promissory Note and Loan Agreement, dated January 1, 2007.(6)
10.6	XsunX 2007 Stock Option Plan, dated January 5, 2007.(7)
10.7	Dr. John Moore, Scientific Advisory Board Consulting Agreement, dated January 26, 2007.(8)
10.8	Dr. John Moore, Stock Option Grant, dated January 26, 2007.(8)
10.9	Jeff Huitt, Employment Agreement, dated January 26, 2007.(8)
10.10	Jeff Huitt, Stock Option Grant, dated January 26, 2007.(8)
10.11	Robert Wendt, Employment Agreement, dated January 26, 2007.(8)
10.12	Robert Wendt, Stock Option Grant, dated January 26, 2007.(8)
10.13	Joseph Grimes, Employment Agreement, dated January 26, 2007.(8)
10.14	Joseph Grimes, Stock Option Grant, dated January 26, 2007.(8)
10.15	Dr. Edward Yu, Scientific Advisory Board Consulting Agreement, dated February 22, 2007.(9)
10.16	Dr. Edward Yu, Stock Option Grant, dated February 22, 2007.(9)
10.17	Binding Letter of Intent to purchase solar module manufacturing assets, dated March 23, 2007.(10)
10.18	Details of $1.1 million dollar settlement received by XsunX, dated August 27, 2007.(11)
10.19	Dr. Richard Ahrenkiel, Scientific Advisory Board Consulting Agreement, dated April 23, 2007.(12)
10.20	Dr. Richard Ahrenkiel, Stock Option Grant, dated April 23, 2007.(12)
10.21	Dr. Michael Russak, Scientific Advisory Board Consulting Agreement, dated August 28, 2007.(13)
10.22	Dr. Michael Russak, Stock Option Grant, dated August 28, 2007.(13)
10.23	Fusion Capital Fund II, LLC, Stock Purchase Agreement, dated November 1, 2007.(14)
10.24	Fusion Capital Fund II, LLC, Registration Rights Agreement, dated November 1, 2007.(14)
10.25	Fusion Capital Fund II, LLC, $.50 Warrant Agreement, dated November 1, 2007.(14)
10.26	Fusion Capital Fund II, LLC, $.75 Warrant Agreement, dated November 1, 2007.(14)
10.27	Oz Fundingsland, Stock Option Grant Agreement, dated November 12, 2007.(15)
10.28	Dr. Michael Russak, Stock Option Grant Agreement, dated November 28, 2007.(16)
10.29	Joseph Grimes, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.30	Robert Wendt, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.31	Dr. Guang Lin, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.32	Thomas Anderson, Stock Option Grant, dated October 23, 2007.(18)
10.33	Thomas Anderson, Amendment to Stock Option Grant, dated November 11, 2007
10.34	Amended and Restated Employment Agreement, Joseph Grimes, dated October 19, 2007
10.35	Cumorah Capital, Stock Purchase Agreement, dated January 16, 2008.(19)
10.36	Merix Sub Lease Agreement, dated April 1, 2008.(20)
10.37	Wharton Capital LLC settlement agreement, dated May 30, 2008.(21)
10.38	MVSystems, Inc. Separation and Mutual Release Agreement, dated May 30, 2008.(22)
10.39	MVSystems, Inc. Non-Exclusive License and Cross-License Agreement, dated May 30, 2008.(22)
10.40	MVSystems, Inc. Sublease Agreement, dated May 30, 2008.(22)
10.41	Sencera LLC, Separation Agreement, dated June 13, 2008.(23)

10.42	Amendment to Stock Option Agreement #06-2005, Dr. John Moore, dated January 24, 2008(24)
10.43	Amendment to Stock Option Agreement #13-2006, Joseph Grimes, dated January 24, 2008(24)
10.44	Amendment to Stock Option Agreement #07-018, Joseph Grimes, dated January 24, 2008(24)
10.45	Amendment to Stock Option Agreement #07-016, Robert Wendt, dated January 24, 2008
10.46	Amendment to Stock Option Agreement #07-015, Jeff Huitt, dated January 24, 2008(24)
16.1	Auditor Letter(24)
31.1	Sarbanes-Oxley Certification(24)
31.2	Sarbanes-Oxley Certification(24)
32.1	Sarbanes-Oxley Certification(24)
32.2	Sarbanes-Oxley Certification(24)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.

(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(4)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 10-KSB filed with the Securities and Exchange Commission dated January 18, 2005.

(5)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 10-KSB filed with the Securities and Exchange Commission dated January 11, 2006.

(6)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 3, 2007.

(7)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.

(8)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated February 13, 2007.

(9)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated February 28, 2007.

(10)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated March 28, 2007.

(11)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated August 28, 2007.

(12)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated April 25, 2007.

(13)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated August 23, 2007.

(14)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission dated November 5, 2007.

(15)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated November 14, 2007.

(16)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated November 28, 2007.

(17)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 2007.

(18)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 29, 2007.

(19)	Incorporated by reference to exhibits included with the Company’s Current Report on Form S-1 filed with the Securities and Exchange Commission dated January 18, 2008.

(20)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated April 2, 2008.

(21)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 4, 2008.

(22)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 6, 2008.

(22)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 6, 2008.

(22)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 6, 2008.

(23)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 17, 2008.

(24)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2009	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 30 , 2009
Tom Djokovich, President, Chief Executive Officer, Principal Executive Officer and Director

/s/ Jeff Huitt	January 30, 2009
Jeff Huitt, Chief Financial Officer and Principal Financial and Accounting Officer

/s/ Joseph Grimes	January 30, 2009
Joseph Grimes, Chief Operating Officer and Director

/s/ Thomas Anderson	January 30, 2009
Thomas Anderson, Director

/s/ Oz Fundingsland	January 30, 2009
Oz Fundingsland, Director

/s/ Michael Russak	January 30, 2009
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
XsunX, Inc.

We have audited the accompanying balance sheets of XsunX, Inc., as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XsunX, Inc., at September 30, 2008, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3 of the financial statements, the Company has an accumulated deficit of $21.1 million as of September 30, 2008, and needs to raise additional capital to finance its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are further described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Company’s internal control over financial reporting as of September 30, 2008, 2007 and 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 30, 2009 expressed an unqualified opinion.

Stark Winter Schenkein & Co. LLP
Denver, Colorado
January 30, 2009

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2008	2007 (Restated)
ASSETS:
Current assets:
Cash	$2,389,218	$1,768,616
Inventory Held for Sale	1,417,000	-
Prepaid Expenses	11,986	341,757

Total current assets	3,818,204	2,110,373

Fixed assets:
Office Equipment	50,010	39,437
Research and Development Equipment	435,910	335,270
Leasehold Improvements	89,825	89,825
Total Fixed Assets	575,745	464,532
Less Accumulated Depreciation	(299,559)	(174,712)

Total fixed assets	276,186	289,820

Other assets:
Other Long Term Assets - Manufacturing Equipment and Facilities in Progress	5,824,630	207,219
Security Deposit	5,815	5,815
Accrued Interest Receivable		70,701
Note Receivable		1,500,000
Marketable Prototype		1,700,000

Total other assets	5,830,445	3,483,735

TOTAL ASSETS	$9,924,835	$5,883,928

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$465,953	$547,129
Accrued Expenses	30,957	67,909

Total current liabilities	496,910	615,038

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, no par value; 500,000,000 shares authorized; 186,292,437 shares issued and outstanding at September 30, 2008 and 157,919,856 shares were issued and outstanding at September 30, 2007	22,613,369	13,425,869
Paid in Capital - Common Stock Warrants	2,641,412	2,773,565
Additional Paid in Capital	5,248,213	6,085,573
(Deficit) accumulated during the development stage	(21,075,069)	(17,016,117)
Total stockholders' equity	9,427,925	5,268,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,924,835	$5,883,928

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Operations

				February 25, 1997
	Years Ended September 30,			(Inception) to
				September 30,
	2008	2007 (Restated)	2006 (Restated)	2008

Revenue
Service Income	$-	$6,880	$8,000	$14,880

Total Revenue	-	6,880	8,000	14,880

Expenses:

Selling, General and Administrative Expense	3,331,683	2,272,897	1,721,918	11,281,100

Depreciation	257,222	139,602	16,676	435,113

Option / Warrant Expense	673,287	772,315	465,000	2,915,602

Total Operating Expenses	4,262,192	3,184,814	2,203,594	14,631,815

Other (Income) Expense
Interest Expense	1,054	1,209	47,216	91,293
Interest Income	(176,250)	(175,297)	(88,480)	(440,050)
Legal Settlement	-	(1,100,000)	-	(1,100,000)
Loan Fees	-	-	6,053,774	7,001,990
Impairment of Asset	215,625	65,000	-	1,204,459
Other - Non Operating	1,331	-	3,884	5,215
Forgiveness of Debt	(245,000)	-	-	(304,773)

Total Other Income/Expense	(203,240)	(1,209,088)	6,917,394	6,458,134

Net (Loss)	$(4,058,9852)	$(1,968,846)	$(9,112,988)	$(21,075,069)

Per Share Information:
Basic and diluted
Weighted average number of
common shares outstanding	166,998,772	138,005,964	123,854,733

Net (Loss) per Common Share	$(0.02)	$(0.01)	$(0.07)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 25, 1997 (Inception) to
September 30, 2008

						Paid in Capital	(Deficit) Accumulated
						Common	During the
	Treasury Stock		Common Stock		Additional	Stock	Development
	# of Shares	Amount	# of Shares	Amount	Paid in Capital	Warrants	Stage	Totals

Inception February 25, 1997	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	312,106
Net Loss for Year	-	-	-	-	-	-	(193,973)	(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	-	(193,973)	335,833

Issuance of stock for services	-	-	1,500	30,000	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	(50,000)
Net Loss for Year	-	-	-	-	-	-	(799,451)	(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	463,500
Net Loss for Year	-	-	-	-	-	-	(1,482,017)	(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	27,000
Net Loss for year	-	-	-	-	-	-	(118,369)	(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	337,887
Net Loss for year	-	-	-	-	-	-	(32,402)	(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	-	(2,626,212)	(366,906)

Net Loss for year	-	-	-	-	-	-	(47,297)	(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	-	(2,673,509)	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	-	225,450
Issuance of stock for Debt	-	-	115,000	121,828	-	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	-	125,200
Net Loss for year	-	-		-	-	-	(145,868)	(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	-	(2,819,377)	2,349

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-	-	825,000	375,000	1,200,000
Net Loss for Year	-	-	-	-	-	-	(1,509,068)	(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	-	825,000	(3,953,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	0	-	360,945
						180,000		180,000
Amortization of warrants, conversion fee and beneficial conversion	-	-	-	-	400,000	-	-	400,000
Shares held as collateral for debentures	26,798,418	-	-	-	-	-	-	-
Net Loss for Year	-	-	-	-	-	-	(1,980,838)	(1,980,838)

Balance - September 30, 2005 (Restated)	26,798,418	-	123,876,639	3,996,735	400,000	1,005,000	(5,934,283)	(532,547)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	31,500
Issuance and amortization of Common Stock Warrants	-	-	-	-	-	996,250	-	996,250
Amortization of warrants, conversion fee and beneficial conversion					5,685,573			5,685,573
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000		-	-	5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383	-	-	-	241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250	-	-	-	3,171,250
Net Loss for Year	-	-	-	-	-	-	(9,112,988)	(9,112,988)

Balance September 30, 2006 (Restated)	26,798,418	-	157,169,856	13,290,869	6,085,573	2,001,250	(15,047,271)	6,330,421

Cancellation of Stock for Services Returned			(150,000)					-
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley			900,000	135,000	-			135,000
Issuance and amortization of Options and Warrants						772,315		772,315

Net Loss for Year							(1,968,846)	(1,968,846)

Balance September 30, 2007 (Restated)	-	-	157,919,856	13,425,869	6,085,573	2,773,565	(17,016,117)	5,268,890

Fusion Equity Stock Purchase	-	-	15,347,581	5,200,000	(55,300)	-	-	5,144,7300
Commitment Fees	-	-	3,500,000	1,190,000	(1,190,000)	-	-	-
Cumorah Capital common Stock Purchase	-	-	8,650,000	2,500,000	-	-	-	2,500,000
Wharton Settlement	-	-	875,000	297,500	(397,500)	-	-	(100,000)
MVS Warrant Cancellation	-	-	-	-	805,440	(805,440)	-	-
Options and Warrants Amortization	-	-	-	-		673,287	-	6,73,287
Net Loss for Year	-	-	-	-	-	-	(4,058,952)	(4,058,952)

Balance September 30, 2008	-	$-	186,292,437	$22,613,369	$5,248,213	$2,641,412	$(21,075,069)	$9,427,925

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statement of Cash Flows

				February 25, 1997
				(Inception) to
	Years Ended September 30,			September 30,
	2008	2007 (Restated)	2006 (Restated)	2008

Cash Flows from Operating Activities:
Net (Loss)	$(4,058,952)	$(1,968,846)	$(9,112,988)	$(21,075,069)

Issuance of Common Stock for Interest	-	-	241,383	241,383
Issuance of Common Stock for Services	-	-	31,500	1,588,251
Amortization of Cornell financing warrants, commitment fees and beneficial conversion	-	-	5,685,573	5,685,573
Option / Warrant Expense	673,287	772,315	996,250	5,378,350
Asset Impairment	283,000	65,000	-	348,000
Depreciation	257,222	139,602	16,676	435,113

Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase) in Inventory held for sale	(1,700,000)	-	-	(1,417,000)
(Increase) Decrease in Prepaid Expense	329,771	7,360	(269,133)	(11,986)
(Increase) Decrease in Other Assets	1,638,326	(21,121)	(20,000)	(5,815)
Increase (Decrease) in Accounts Payable	(81,179)	(42,898)	531,654	465,953
Increase (Decrease) in Accrued Liabilities	(36,951)	69,370	(67,318)	30,957

Net Cash Flows (Used in) Operating Activities	(2,695,476)	(979,218)	(1,966,403)	(8,336,290)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(111,213)	(192,271)	(87,996)	(575,745)
Purchase of Marketable Prototype	-	-	(1,780,396)	(1,780,396)
Purchase of Manufacturing Equipment and Facilities - in process	(5,617,410)	-	(207,219)	(5,824,629)
Payment to Note receivable	-	(1,500,000)	-	(1,500,000)
Receipts on Note receivable	1,500,000	-	-	1,500,000
Net Cash Flows (Used in) Investing Activities	(4,228,623)	(1,692,271)	(2,075,611)	(8,180,770)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion	-	135,000	3,171,250	3,306,250
Proceeds from Debentures	-	-	5,000,000	5,850,000
Issuance of Common Stock for cash, net of expenses and Wharton Settlement	7,544,700	-	-	9,750,028

Net Cash Flows Provided by Financing Activities	7,544,700	135,000	8,171,250	18,906,278

Net Increase (Decrease) in Cash	620,601	(2,536,489)	4,129,236	2,389,218

Cash and cash equivalents - Beginning of period	1,768,616	4,305,105	175,869	-

Cash and cash equivalents - End of period	$2,389,218	$1,768,616	$4,305,105	$2,389,218

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$47,217	$1,054	$-	$119,617
Income Taxes	$-	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of debenture for stock	$-	$-	$5,850,000	$-

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

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

XsunX, Inc. is a thin-film photovoltaic (“TFPV”) company which utilizes amorphous silicon (“a-Si”), a mature semiconductor technology, as the core solar energy absorber used to convert sunlight into electricity in the design and manufacture of its solar modules. We believe that the design of our proprietary manufacturing system, and solar module, coupled with our choice of assembly materials may allow us to enjoy production costs of approximately $1.27 per watt within our first full year of solar module production.

We are currently developing the infrastructure to manufacture high performance TFPV solar modules to address growth in demand for solar modules within the electrical power production markets, and to satisfy contractual commitments for the sale and delivery of our solar modules in 2009 and 2010. To accomplish this we are executing a plan to build a thin film amorphous silicon solar module manufacturing facility located in the Portland Oregon, USA area.  We are working to complete the installation of our base production infrastructure and develop initial production capacities to 25 MW in 2009, and then scale through system optimization to approximately 33 MW within the first full year of manufacturing operations. Subject to the availability of financing we plan to expand production capacities through replication, growing production capacities to over 100 MW as rapidly as possible.

Note 2 – Restatement of Financial Statements for the Fiscal Periods 2007 and 2006:

As a result of the suspension of our prior auditor, Jasper – Hall PC, by the Public Company Accounting Oversight Board (PCAOB) practice on October 28, 2008, the Company engaged new auditors and was required to re-audit the financial statements for the years ended September 30, 2006 and September 30, 2007. The financial statements for the fiscal periods 2006 and 2007 contained in this annual report on Form 10-K have been restated to reflect the adjustments to accounting estimates in those periods. In fiscal year 2007, the total impact of these changes was to increase net loss by $679,349. $447,012 of this additional loss was related to a change in estimate for option and warrant expenses and did not impact cash. There was also an increase to non-cash depreciation expense of $62,354, and a decrease to accrued interest income of approximately $77,882 that resulted from adjustments in interest calculations corrected in the 2008 fiscal period. The impact to cash expenses, as a result of the audit adjustments, was minimal. There was no impact to loss per share as it remained $0.01 loss per share for the period.

In fiscal year ended September 30, 2006, there were audit adjustments totaling $5,671,048 as reduction to net income resulting in minimal impact to cash expenses. The largest adjustment relates to the amortization of loan fees associated with convertible debentures issued in the 2005 and 2006 fiscal years. We took a $6,373,156 additional charge for the amortization of expenses associated with debenture structuring fees, debenture commitment fees, and expenses attributable to the beneficial conversion costs for in the money stock and warrant conversion under the debentures, of this total, $47,216 was paid in cash, the remainder in common stock. Depreciation expense was reduced by $66,265 and warrant and option expenses were reduced by $486,250 for the period. This resulted in additional non-cash net income of $552,519 that partially offset the amortization of the loan fees associated with the convertible debentures. There was an increased loss per share associated with these restatements of $0.05 per share bringing the total to $0.07 loss per share.

Note 3 — Summary of Significant Accounting Policies:

Going Concern

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2008 and 2007 was $4,058,952 and $1,968,846, respectively. In addition, the Company has an accumulated deficit of $21,075,069 since inception.  We do not have sufficient capital to carry out the current operational plan or sufficient capital to meet fully it’s obligations to finish the factory.  The Company plans to raise additional capital to complete its operational plan.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2008 and 2007, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment

Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture, fixtures & equipment	5 years
Computer equipment	3 years
Commerce server	3 years
Computer software	3 years
Leasehold improvements	Length of the lease, currently all our leases are three years

Net Earnings (Loss) per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses. There were 9,945,332 issued options/warrants outstanding as of September 30, 2008 that are potentially dilutive of which 7,324,500 are currently vested.

Advertising

Advertising costs are expensed as incurred. Total advertising costs were $19,894, 47,573 and 9,050 for the years ended September 30, 2008, 2007 and 2006, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $(40,590), $420,462 and $956,212 for the years ended September 30, 2008, 2007 and 2006, respectively.  The policy of the Company is to expense research and development costs as incurred as the estimated future benefit of these research products is not currently predictable.  The Company, not included in this total, capitalizes physical plant that can be used for several products, initial production facilities, marketable prototypes that are held for re-sale or have a long useful life associated with the development of manufacturing facilities.

Other Comprehensive Income

The Company has no components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Stock Based Compensation

The Company records the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption The Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 9,945,332 options and warrants issued of which 7,324,500 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from 2.8 years to 4.3 years. We have based our expected volatility on the historical performance of our stock over the expected life of the options and are using 101.162% for the stock options as a whole. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2008 was $673,287 increasing basic loss by less than $0.01 per share.

Deferred Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company’s assets and liabilities and operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The approximate tax effect used in these calculations is 40%. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized. The Company is a Development Stage Company and the likelihood of its ability to utilize the deferred tax asset that arises from the operating loss carry forwards can’t be reasonably estimated. The company has created a valuation allowance equal to 100% of the deferred tax asset arising from the operating loss carry forwards as a result of this inability to estimate whether or not the asset can be utilized in future periods.

Revenue Recognition

The Company recognizes revenue when the services contracted for are provided in full.  To date, only limited amount of consulting revenue has been earned.  The Company’s revenue recognition policy will be re-evaluated in light of the manufacturing of solar panels in the future.

Warranties

The Company has no products for sale at the present time and offers no warranties.  As a result no reserves for warranties have been recognized on the books of the company.  This policy will be re-evaluated in light of the manufacturing of solar panels in the future.

Asset Impairment

The Company has a policy to review the current value of its assets quarterly and to right down the value of the asset should it’s value be impaired in the period.  We have written down the value of the Marketable Production Machine $65,000 in the year ended September 30, 2007 and $215,625 in the year ended September 30, 2008.

Manufacturing Equipment in Progress

XsunX, Inc. entered into a number of agreements to begin designing and building manufacturing equipment for the manufacturing facility in Oregon.  The Company records cash payments made to our vendors for this equipment as other long term asset – Manufacturing Equipment in Progress.  Upon delivery, installation and the use  of this equipment, the Company will re class these expenditures to plant in service and begin depreciating them.

Concentration of Credit Risk

Financial instruments which potentially subject the Company  to concentrations of credit risk are cash and cash equivalents.  The Company invests only in high credit quality, short term bank accounts and debt in the form of money market accounts for its surplus funds.  Additionally, $106,000 of  our cash currently invested in a certificate of deposit is used as collateral to support a letter of credit associated with our lease in Oregon.

Patents and Trademarks and Associated Amortization

The Company records the value of trademarks and patents at the purchase price of the asset.  The value of the patent or trademark is amortized over the useful economic life of the asst.  To date, the Company has only purchased trademarks which are no longer in use.  As a result, the Company has no patent or trademark assets and no associated amortization.

Note 4 — Federal Income Tax:

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company’s assets and liabilities and operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The approximate tax effect used in these calculations is 40%. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized. The Company is a Development Stage Company and the likelihood of its ability to utilize the deferred tax asset that arises from the operating loss carry forwards can’t be reasonably estimated. The company has created a valuation allowance equal to 100% of the deferred tax asset arising from the operating loss carry forwards as a result of this inability to estimate whether or not the asset can be utilized in future periods.

Significant components of the Company’s deferred tax liabilities and assets are as follows: The deferred tax assets are composed of the Company’s net operating loss carry forwards of approximately $21,075,069 at the approximate tax effect of 40%. There are no other material deferred tax assets or liabilities of the Company as of September 30, 2008.

	2008	2007	2006
Deferred Tax Assets	$8,426,737	$6,806,448	$6,018,909
Deferred Tax Liabilities

Valuation allowance	$(8,426,737)	$(6,018,909)	$(6,018,909)
Net Deferred tax assets	$—	—	—

At September 30, 2008, the Company had net operating loss carry forwards of approximately, $21,075,069 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 5 — Common Stock Transactions:

The authorized common stock of the Company was established at 500,000,000 shares with no par value.

Fusion Capital Transaction

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

The purchase price of the shares related to the $20 million balance of future funding under the Purchase Agreement will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sale of shares to Fusion Capital. There are no upper limits to the price Fusion Capital may pay to purchase our common stock. However, Fusion Capital shall not be obligated to purchase any shares of our common stock on any business day that the price of our common stock is below $0.20. There are no negative covenants, restrictions on future funding(s), penalties or liquidated damages in the agreement. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

In consideration for entering into the $21 million agreement we agreed to issue to Fusion Capital 3,500,000 shares of our common stock as financing commitment shares which Fusion Capital has agreed to hold for the term of the common stock purchase agreement. The Company valued these shares at the date of the agreement with Fusion Capital at approximately $0.34 per share.  Additionally, under the stock purchase agreement we granted Fusion Capital common stock purchase warrants to purchase 1,666,666 shares of our common stock at $0.50, and 1,666,666 shares of our common stock at $0.75. These shares were valued using black scholes methodology  at $0.36.  The risk free rate of return was 3.54% over the five year life of the warrants and an expected volatility of 101.162. The shares underlying the warrant grants do not carry mandatory registration requirements under the terms of the common stock purchase agreement and registration rights agreement.

Pursuant to the S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through September 30, 2008, approximately 15,347,581 shares for a total investment of $5,200,000 including the initial $1,000,000 and 3,333,332 shares.  These shares were sold at various pricing between $0.405 and $0.24 per share.  Subsequent to September 30, 2008, we have sold an additional 3,000,000 shares for $600,000 for a total of 18,347,581 shares and $5,600,000.  These shares were sold at $0.20 per share.  Including 3,500,000 shares provided to Fusion as financing commitment shares this leaves 18,152,419 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Cumorah Capital Transaction

On January 16, 2008, Cumorah Capital purchased 8,650,000 shares of the Company’s restricted common stock in a private transaction for total proceeds of $2,500,000. The Company agreed to register the 8,650,000 shares purchased by Cumorah Capital. Cumorah Capital is a Nevada corporation and an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC.

Wharton Settlement

On May 30, 2008 XsunX and Wharton entered into a Settlement Agreement. Under the Settlement Agreement XsunX agreed to provide Wharton with eight hundred and seventy five thousand (875,000) shares of its common stock. Subject to the fulfillment of the requirements of Rule 144 of the Securities Act of 1933, Wharton agreed not to sell or transfer no more than two hundred and fifty thousand (250,000) shares monthly.  Refer to note 9 for additional detail.  The 875,000 shares were valued at market price on the day the Fusion Capital transaction closed, $0.34 per share.  Additionally, $100.000 in cash payments were made in four equal monthly installments.

In the fiscal year ended September 30, 2005, the Company issued a total of 9,818,631 shares of common stock as follows: 6,735,137 shares of common stock were issued, raising gross proceeds of $531,396; 3,093,500 shares of common stock were issued in transactions for consulting services valued at $360,945. These shares were valued at the current market price as of the date of the agreement for services.

In the fiscal year ended September 30, 2006, the Company issued a total of 33,293,217 shares of common stock as follows: 21,657,895 was issued for debt conversion for $5,850,00; 10,850,000 were issued for warrant conversions related to the Cornell transaction for $3,171,250; 712,956 shares were issued for $241,383 of Cornell interest expense and 72,366 shares of common stock  issued for consulting services valued at $31,500.

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

Return of Security Shares — In conjunction with the sale of convertible debentures in the amount of $850,000 and $5,000,000 in the fiscal years ended December 31, 2005 and 2006 respectively, the Company issued and deposited into escrow 26,798,418 shares of common stock as part of a security structure for the above referenced obligations. As of September 30, 2006 the principal balance of the debentures had been reduced to $0.0. Subsequently the holder of the debentures provided the Company with a notice of release of its security interests and returned the security shares to the Company for cancellation. On January 18, 2007 the above shares were cancelled on the Company’s books.

Issuance of Shares — Warrant Conversion — In September 2007, a consultant exercised the remaining 900,000 of the 1,000,000 $.15 cent warrants granted to the consultant in September 2004. The amount of $135,000 was paid to XsunX by the consultant and 900,000 shares of unregistered common stock were issued.

Note 6 — Employment and Consulting Agreements:

During the fiscal year ended September 30, 2008, the Company continued to operate under employment agreements developed in the fiscal 2007 period with the following executive officers that remain in effect at September 30, 2008.

Joseph Grimes	Chief Operating Officer	$220,000
Jeff Huitt	Chief Financial Officer	$155,000

The Board of Directors of the Company authorized salary increases effective in November 2007 for the following individuals:

Tom Djokovich	Chief Executive Office	$70,000 increase to $220,000
Joseph Grimes	Chief Operating Officer	$60,000 increase to $210,000
Jeff Huitt	Chief Financial Officer	$20,000 increase to $155,000

During the fiscal year ended September 30, 2008, the Company adopted a policy for the payment of a monthly stipend of $1,500 to the independent Directors of the Company, Mr. Anderson, Mr. Fundingsland and Mr. Russak.  This is in addition to the option grants discussed in Note 7.

During the fiscal year ended September 30, 2008, the Company continued to operate under consulting agreements with members of its Scientific Advisory Board developed and entered into in the fiscal period ended September 30, 2007. Under these agreements the chairmen receives a consulting fee of $1,500 per month, and each of the three remaining members each receive a fee of $1,000 per month.

Note 7— Stock Options and Warrants:

On January 5, 2007, the Board of Directors resolved to establish the Company’s 2007 Stock Option Plan to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. A total of 20,000,000 shares of common stock are authorized under the plan. An additional 195,000 shares are considered issued under the plan for issuances prior to the plans adoption.

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2008, the board of directors authorized the grant of options to purchase an aggregate of 3,800,000 shares of the Company’s common stock. The options are exercisable at a price of $.36 per share, and expire at various times through November 2012. Of the original 20,000,000 shares authorized under the plan, as the period ended September 30, 2008, 14,250,000 shares remain available under the plan.

Employment Incentive Option Grants — In connection with the start of the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, the Company authorized employment incentive option grants to the following employees on October 23, 2007 at an exercise price per share of $0.36. The options have a 5 year exercise terms and vest in conjunction with a performance milestone based vesting schedule as described below:

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

The vesting schedule for Mr. Anderson is:

The Option shall become exercisable in the following amounts upon the delivery and/or achievement by Optionee of the following milestones:

(a)
The Option became exercisable in the amount of 1,000,000 shares upon the effective date of the grant for services rendered as a member of the Company Board of Directors from the period beginning October 1, 2003 through September 30, 2008.

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

Additionally, on January 24, 2008, the Board of Directors authorized the amendments to prior option grants for the following named employees and consultant:

Grant Number	Optionee Name	Amendment Terms

06-2005	Dr. John Moore	Extension of time to exercise the warrant until January 1, 2012. Black Scholes re-calculation of this extension resulted in an additional expense of $26,750 for the period ended September 30, 2008.
13-2006	Joseph Grimes
07-018	Joseph Grimes
07-016	Robert Wendt
07-015	Jeff Huitt
The agreements with Mr. Grimes, Mr. Huitt and  Mr. Wendt were modified to replace outdate performance objectives with new performance objectives consistent with the plan of operations of the Company.  Namely, the shares vest upon the sales of and delivery of an XsunX module.  There were no changes to the options that had a financial impact.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2008, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows:

A summary of warrant activity for the year ended September 30, 2008, 2007 and 2006 is as follows:
	Number of Options / Warrants	Weighted- Average Exercise Price	Accrued Options / Warrants Vested	Weighted- Average Exercise Price
Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16

Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised	(10,850,000)	$0.48	(10,850,000)	$0.33
Vested			600,000	$0.18
Outstanding, September 30, 2006	16,262,000	$0.42	8,701,334	$0.37

Granted 2007	1,950,000	$0.46		$0.46
Exercised	(900,000)	$0.15	(900,000)	$0.15
Vested	-		412,666	$0.42
Outstanding, September 30, 2007	17,312,000	$0.33	8,214,000	$0.38

Granted 2008	3,800,000	$0.36	5,083,332	$0.36
Exercised/Cancelled	(11,166,668)	$0.19	(6,802,000)	$0.19
Vested			825,000	$0.46
Outstanding, September 30, 2008	9,945,332	$0.23	7,320,332	$0.27

At September 30, 2008, the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price
$0.20	250,000	$0.20	4.3	250,000	$0.20
$0.36	3,800,000	$0.36	3.1	1,750,000	$0.36
$0.41	100,000	$0.41	3.9	62,500	$0.41
$0.45	100,000	$0.45	3.6	62,500	$0.45
$0.46	1,650,000	$0.46	3.3	1,175,000	$0.46
$0.50	1,666,666	$0.50	4.1	1,666,666	$0.50
$0.51	500,000	$0.51	2.8	500,000	$0.51
$0.53	100,000	$0.53	3.4	75,000	$0.53
$0.75	1,666,666	$0.75	4.1	1,666,666	$0.75
$1.69	112,000	$1.69	2.5	112,000	$1.69

	9,945,332			7,320,332

Note 8 — Inventory - Marketable Production Machine:

The Company has a single item of inventory, a first run production tool built under the terms of the Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. This production machine is used to proof, develop and prepare for market certain thin film solar cell manufacturing technology. The initial cost of the machine was $1,765,000. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by the vendor.  During the year ended September 30, 2007, a $65,000 valuation allowance was taken to reflect the lower value of the production machine bringing the book value of the asset to $1,700,000.

This Marketable Production Machine was built but never operated by the Company.  Upon the signing of the separations agreement between MVSystems and the Company calling for MVSystems to sell the Marketable Production Machine, it was reclassed from other assets to inventory held for sale and reduced in value to the amount expected to be received by the Company upon the completion of the sale, $1,417,000.

In the year ended September 30, 2008, the Company and MVSystems, Inc. entered into a separations agreement that calls for MVSystems to sell this production machine.  Upon the successful sale of the Machine, the Company and MVS have agreed that if the sale proceeds are greater than $1,765,000.00, exclusive of sales tax, import duties and packaging and shipping costs, such proceeds will be allocated and disbursed 50% to XsunX and 50% to MVS from such amount as may be left after payment, in the following order and to the extent sale proceeds remain available, of $1,412,000 to XsunX, $353,000 to MVS, MVS’s costs of sale, and one-half (1/2) of XsunX’s rental payments made for the premises housing the Machine;  or (b) if the sale proceeds are less than $1,765,000.00, exclusive of sales tax, import duties and packaging and shipping costs, such proceeds will be allocated and disbursed approximately 80% to XsunX and approximately 20% to MVS. The Company reclassified this asset from Other Long Term Assets to Inventory Asset as a result of this agreement.  Further, the valuation allowance of $283,000 was taken during the year to write down the value of the inventory to $1,417,000 as detailed in the agreement as the realizable value of the inventory upon the completion of the sale.  MVSystems has informed us that they continue to market the production machine under the agreement at agreed to pricing.

 Note 9 — Notes, Commitments, and Contingencies:

Contractual Obligations

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long Term Obligations	—	—	—	—	—
Capital Lease	—	—	—	—	—
Operating Lease(1)	$1,865,007	$662,713	$1,202,294	—	—
Purchase Obligations(2)	32,814,587	32,814,587	—	—	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—
To	$34,679,594	$33,477,300	$1,202,2944	—	—

(1)	Operating Lease Obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $38,264,635 of which, $5,450,048 has been paid on the obligations.  Future scheduled payments are tied to progress made on the delivery of the associated equipment.  The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

Operating Leases

As of September 30, 2008 the Company leased administrative office facilities located at 65 Enterprise, Aliso Viejo CA 92656 for an average cost of approximately $3,150 per month on a month to month basis.  Based on specific space utilization, the lowest cost was $2,650 and the highest cost per month was $3,854. We plan to reduce our use of office space in Aliso Viejo by approximately 50% over the first two quarters of the 2009 fiscal period.

On April 1, 2008, The Company entered into a sub-lease agreement for approximately ninety thousand (90,000) square feet of manufacturing facility located at 23365 NE Halsey Street, Wood Village, OR, U.S.A. On July 15, 2008, the sub-lease commenced and The Company took possession of the facility. The purpose of the lease agreement was to establish facilities necessary for the installation and operation of the Company’s planned thin film solar module manufacturing operations. The lease agreement requires that The Company post a security deposit letter of credit in the amount of $106,000 which has been delivered, and a second letter of credit in an amount to be determined for 125% of the value for the removal of any improvements performed to the structure by XsunX.   Other elements specifically associated with this facility including property taxes and insurance add an additional $27,967 per month.  These amounts could be higher or lower based on the Company’s economic development status, property tax rates and amount of property and insurance coverage.  The Company also pays approximately $825 monthly for interior and exterior maintenance on the property.

The term of the lease agreement with the sub-landlord provides for The Company occupancy through July 31, 2011. Thereafter, should XsunX elect to continue to occupy the premises, The Company will be required to have established continued lease arrangements with the master landlord. Specific term and lease payment schedule is as follows:

Annual Rent Schedule	Rate/sf	Annualized Rent	Monthly Rent
7/15/08 - 7/31/09	$7.07	$636,000	$53,000
8/1/09 - 7/31/10	$7.21	$648,720	$54,060
8/1/010 – 7/31/11	$7.35	$661694	$55,141

In April 2006 the Company entered into a three year lease for operations facilities in Golden, CO. The Company provided a $2,615 security deposit and capitalized  $79,867 in costs associated with tenant improvements to the facilities in preparation for occupancy. The following is a schedule, by years, of the minimum base payments required under this operating lease for facilities. An additional $905 monthly is also due as a pro rata share equaling 4.12% of the operating costs for real estate taxes, assessments, and the expenses of operating and maintaining common areas within the commercial grounds surrounding the leased facilities. We plan to vacate the facilities upon the completion of the term of the lease in June 2009.

Rent Schedule	Annual Rate/sf	Annualized Rent	Monthly Rent
7/1/06 – 6/30/07	$6.75	$20,250	$1,687
7/1/07 – 6/30/08	$6.95	$20,850	$1,737
7/1/08 – 6/30/09	$7.16	$21,480	$1,790

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

On May 30, 2008 XsunX and Wharton entered into a Settlement Agreement. Under the Settlement Agreement XsunX agreed to provide Wharton with eight hundred and seventy five thousand (875,000) shares of its common stock. Subject to the fulfillment of the requirements of Rule 144 of the Securities Act of 1933, Wharton agreed not to sell or transfer no more than two hundred and fifty thousand (250,000) shares monthly. The Company also agreed to a one hundred thousand dollar ($100,000) cash payment to be paid in four (4) monthly installments of $25,000 each. As of the period ended September 30, 2008 all securities and cash payment required under the Settlement Agreement had been provided to Wharton.  The parties have filed a joint motion, pursuant to Federal Rule of Civil Procedure 41(a) (1) (A) (ii), to dismiss both the New York Action and the California Action with prejudice. Each of the parties has unconditionally and irrevocably released, waived, and forever discharged each other from claims related to the XsunX Action and the Wharton Action.

Note 10 — Planned Expansion of Business Operations:

In March 2007 XsunX launched efforts to expand the scope of business development efforts to include the planned establishment of a solar energy module manufacturing facility to be located in Oregon, USA. The Company intends to finance the associated costs for the build out of new facilities in a series of debt and/or equity financings.

Note 11 — Note Receivable:

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

On June 13, 2008, the Company entered into a separations agreement with Sencera, LLC which resulted in the full repayment of the principal $1,500,000 balance of the note plus accrued interest of approximately $173,251.

Note 12 — Subsequent Events:

Financing

Subsequent to September 30, 2008, we have sold an additional 3,000,000 shares under the agreement with Fusion Equity for $600,000.  This represents a total of 21,847,581 shares and approximately $5,800,000 received under the agreement.  These shares were sold at $0.20 per share.  This leaves 18,152,419 registered shares available for future sales pursuant to the effective S-1 Registration.

In November 2008, the Company issued 50,000 shares of its common in connection with a services agreement to provide marketing and financing service to the Company.  These shares are unregistered and restricted.

Marketable Prototype Dispute

In November 2008 XsunX received a notice from MVSystems, Inc. asserting that XsunX was in material default of the terms of a Separation Agreement between the parties dated May 30, 2008. XsunX disputes the assertion and as of the date of this report no related litigation is pending, and MVSystems has not asserted any related monetary damages. The claim relates to a production prototype machine built under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. Under the terms of the Expanded Use License Agreement the parties had agreed to build the machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by MVSystems, and XsunX has never taken possession of the machine. Under the terms of the May 2008 Separations Agreement MVSystems continues to have possession of the machine and subject to the Separations Agreement has undertaken efforts to sell the machine for the parties benefit. Under the notice of material default provided to XsunX MVSystems has claimed that a sale of the machine has occurred to XsunX and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim and the parties have each petitioned the State of Colorado for a final determination on this matter.

Employee Incentive Option Grants

In the fiscal period beginning October 1, 2008, and in connection with the Company’s policy to incentivized employees whose contribution is deemed to influence the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, the Company authorized employment incentive option grants to the following employees at an exercise price per share of $0.36. The options have a 5 year exercise terms and vest in the amount of 1/3 of the total grant on an annual basis from the date of hire and subject to continued employment with the Company:

Name	Date of Grant	Amount	Type of Grant	Exercise Price	Term
Vanessa Watkins	October 10, 2008	115,000	Incentive	$0.36	5 yr.
Tyler Anderson	October 10, 2008	100,000	Incentive	$0.36	5 yr.
Yang Zhuang	October 29, 2008	20,000	Incentive	$0.36	5 yr.

Note 13 — Financial Accounting Developments:

Recently issued Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and was required to be adopted by the Company effective October 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning October 1, 2009, and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned October 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of the adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. the standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.