Form 10-Q
period 2008-12-31
XSUNX INC
filed 2009-02-17
CIK 1039466

FORM 10-Q

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended December 31, 2008

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

Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock issued and outstanding as of February 17, 2009 was 189,342,437.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Balance Sheets December 31, 2008 (unaudited) and September 30, 2007	F-1

Statements of Operations for the Three Months ended December 31, 2008 and 2007 and the period February 25, 1997 (inception) to December 31, 2008 (unaudited)	F-2

Statements of Stockholders’ Equity for the period February 25, 1997 (inception) to December 31, 2008 (unaudited)	F-3

Statements of Cash Flows for the Three Months ended December 31, 2008 and 2007 and the period February 27, 1997 (inception) to December 31, 2008 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 Qualitative and Quantitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 1a.Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	15

Signatures

XSUNX, INC.
(A Development Stage Company)
 Balance Sheets

	December 31,	September 30,
	2008	2008
ASSETS:	(Unaudited)
Current assets:
Cash	$1,555,240	$2,389,218
Inventory Held for Sale	1,417,000	1,417,000
Prepaid Expenses	38,084	11,986

Total current assets	3,010,324	3,818,204

Fixed assets:
Office & Misc. Equipment	51,708	50,010
Research and Development Equipment	469,382	435,910
Leasehold Improvements	89,825	89,825
Total Fixed Assets	610,915	575,745
Less: Accumulated Depreciation	(336,611)	(299,559)

Net fixed assets	274,304	276,186

Other assets:
Manufacturing Equipment in Progress	9,341,349	5,824,630
Security Deposit	5,815	5,815

Total other assets	9,347,164	5,830,445

TOTAL ASSETS	$12,631,792	$9,924,835

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$3,700,989	$465,953
Accrued Expenses	54,239	30,957

Total current liabilities	3,755,228	496,910

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, no par value; 500,000,000 shares authorized; 189,342,437 shares issued and outstanding at December 31, 2008 and 186,292,437 shares issued and outstanding at September 30, 2008	23,224,369	22,613,369
Paid in Capital - Common Stock Warrants	2,718,662	2,641,412
Additional Paid in Capital	5,248,213	5,248,213
(Deficit) accumulated during the development stage	(22,314,680)	(21,075,069)
Total stockholders' equity	8,876,564	9,427,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,631,792	$9,924,835

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
 Statements of Operations
(UNAUDITED)

			Feb. 25, 1997
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Revenue
Service Income	$-	$-	$14,880

Total Revenue	-	-	14,880

Expenses:

Selling, General and Administrative Expense	1,121,135	448,899	12,402,235

Depreciation	37,052	41,708	472,165

Option / Warrant Expense	77,250	168,322	2,992,852

Total Operating Expenses	1,235,437	658,929	15,867,252

Other (Income) Expense
Interest Expense	-	395	91,293
Interest Income	(3,416)	(58,588)	(443,466)
Legal Settlement	-	-	(1,100,000)
Loan Fees	-	-	7,001,990
Impairment of Asset	-	-	1,204,459
Other - Non Operating	7,590	-	12,805
Forgiveness of Debt	-	-	(304,773)

Total Other (Income) Expense	4,174	(58,193)	6,462,308

Net (Loss)	$(1,239,611)	$(600,736)	$(22,314,680)

Per Share Information:
Basic and Diluted
Weighted average number of common shares outstanding	188,404,937	164,724,263

Net (Loss) per Common Share	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
 Statements of Operations
(UNAUDITED)

							(Deficit)
						Paid In	Accumulated
						Capital	During the
	Treasury Stock		Common Stock		Additional	Options &	Development
	Shares	Amount	Shares	Amount	Paid in Capital	Warrants	Stage	Totals

Inception February 25, 1997	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	312,106
Net Loss	-	-	-	-	-	-	(193,973)	(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	-	(193,973)	335,834

Issuance of stock for services	-	-	1,500	30,000	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	(50,000)
Net Loss	-	-	-	-	-	-	(799,451)	(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	463,500
Net Loss	-	-	-	-	-	-	(1,482,017)	(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	27,000
Net Loss	-	-	-	-	-	-	(118,369)	(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	337,887
Net Loss	-	-	-	-	-	-	(32,402)	(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	-	(2,626,212)	(366,906)

Net Loss	-	-	-	-	-	-	(47,297)	(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	-	(2,673,509)	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	-	225,450
Issuance of stock for Debt	-	-	115,000	121,828	-	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	-	125,200
Net Loss	-	-	-	-	-	-	(145,868)	(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	-	(2,819,377)	2,350

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-		825,000	375,000	1,200,000
Net Loss	-	-	-	-	-	-	(1,509,068)	(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	-	825,000	(3,953,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	180,000	-	540,945
Issuance of stock for debenture conversion		-	-	-	400,000	-	-	400,000
Issuance of Common Stock Warrants	26,798,418	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(1,980,838)	(1,980,838)

Balance - September 30, 2005	26,798,418	-	123,876,639	3,996,735	400,000	1,005,000	(5,934,283)	(532,548)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	31,500
Issuance of Common Stock Warrants	-	-	-	-		996,250	-	996,250
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000	5,685,573	-	-	11,535,573
Issuance of stock for interest expense	-	-	712,956	241,383	-	-	-	241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250	-	-	-	3,171,250
Net Loss	-	-	-	-	-	-	(9,112,988)	(9,112,988)

Balance September 30, 2006	26,798,418	-	157,169,856	13,290,869	6,085,573	2,001,250	(15,047,271)	6,330,420

Cancellation of Stock for Services Returned	-	-	(150,000)	(150,000)	150,000	-	-	-
Release of Security Collateral	(26,798,418)	-	-	-	-	-	-	-
Issuance of Stock for Warrants - Jim Bentley	-	-	900,000	285,000	(150,000)		-	135,000
Issuance of Common Stock Warrants	-	-	-	-	-	772,315	-	772,315
Net Loss	-	-	-	-	-	-	(1,968,846)	(1,968,846)

Balance September 30, 2007	-	-	157,919,856	13,425,869	6,085,573	2,773,565	(17,016,117)	5,268,889

Fusion Equity Stock Purchase	-	-	15,347,581	5,200,000	-	-	-	5,200,000
Commitment Fees	-	-	3,500,000	1,190,000	(1,190,000)	-	-	-
Cumorah Capital Stock Purchase	-	-	8,650,000	2,500,000	-	-	-	2,500,000
Wharton Settlement	-	-	875,000	297,500	(397,500)	-	-	(100,000)
MVS Warrant Cancellation	-	-	-	-	805,440	(805,440)	-	-
Option and Warrant	-	-	-	-	(55,300)	673,287	-	617,987
Net Loss	-	-	-	-	-	-	(4,058,952)	(4,058,952)

Balance September 30, 2008	-	-	186,292,437	22,613,369	5,248,213	2,641,412	(21,075,069)	9,427,925

Fusion Equity Stock Purchase	-	-	3,000,000	600,000	-	-	-	600,000
Issuance of stock for services	-	-	50,000	11,000	-	-	-	11,000
Option and Warrant	-	-	-	-	-	77,250	-	77,250
Net Loss	-	-	-	-	-	-	(1,239,611)	(1,239,611)

Balance December 31, 2008 (Unaudited)	-	$-	189,342,437	$23,224,369	$5,248,213	$2,718,662	$(22,314,680)	$8,876,564

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
 Statements of Operations
(UNAUDITED)

			Feb. 25, 1997
	Three Months Ended December 31,		(Inception) to
			December 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net (Loss)	$(1,239,611)	$(600,736)	$(22,314,680)

Issuance of Common Stock for Interest	-	-	241,383
Issuance of Common Stock for Services	11,000	-	1,599,251
Amortization of Cornell financing warrants, commitment fees and beneficial conversion	-	-	5,685,573
Option / Warrant Expense	77,250	168,322	2,992,852
Asset Impairment	-	-	1,204,459
Depreciation	37,052	41,708	472,165

Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in Inventory Held for Sale	-	-	(1,417,000)
(Increase) in Prepaid Expense	(26,098)	12,895	(38,084)
Decrease in Other Assets	-	-	(5,815)
Increase (Decrease) in Accounts Payable	3,235,035	(20,756)	5,307,277
Increase (Decrease) in Accrued Expenses	23,282	(12,932)	54,239

Net Cash Flows Provided by (Used in) Operating Activities	2,117,910	(411,499)	(6,218,380)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(35,170)	(102,112)	(610,915)
Purchase of Marketable Prototype and Patent			(1,780,394)
Purchase of Manufacturing Equipment and Facilities - In process	(3,516,719)	(37,737)	(9,341,349)
Payments on Note Receivable	-	-	(1,500,000)
Receipts on Note Receivable	-	-	1,500,000

Net Cash Flows (Used in) Investing Activities	(3,551,889)	(139,849)	(11,732,658)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion	-	-	3,306,250
Proceeds from Debentures	-	-	5,850,000
Net Proceeds from Sale of Common Stock	600,000	970,000	10,350,028

Net Cash Flows Provided by Financing Activities	600,000	970,000	19,506,278

Net Increase (Decrease) in Cash	(833,979)	418,652	1,555,240

Cash and cash equivalents - Beginning of period	2,389,218	1,768,616	-

Cash and cash equivalents - End of period	$1,555,240	$2,187,268	$1,555,240

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Interest	$-	$395	$119,617
Income Taxes	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 1 — Presentation of Interim Information:

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

Note 2 — Going Concern:

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the period ended December 31, 2008 was $1,239,611. In addition, the Company has an accumulated deficit of $22,314,680 since inception.

The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, whether our products will achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a material adverse impact on us.

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended December 31, 2008, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  The Company needs to raise additional capital to complete its operational plan.

Note 3 — Common Stock Transactions:

The authorized common stock of the Company was established at 500,000,000 shares with no par value.

Financing

In a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the U.S. Securities and Exchange Commission on April 10, 2008, the Company has sold 3,000,000 shares of common stock at a price of $0.20 each, for total proceeds of $600,000 to Fusion Capital Fund II, LLC during the three months ending December 31, 2008.

Pursuant to the S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through December 31, 2008, approximately 18,347,581 shares for a total investment of $5,800,000.  These shares were sold at various pricing between $0.405 and $0.20 per share.  Including 3,500,000 shares issued to Fusion as financing commitment shares leaving 18,152,419 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Issuance of Shares for Services

In November 2008, the Company issued 50,000 shares of its restricted common stock in connection with a services agreement to provide marketing and financing service to the Company.  The shares were valued at $0.22 per share, the share price on the date the agreement was reached.  The agreement ended on December 31, 2008.

Employee Incentive Option Grants

During the period ended December 31, 2008, and in connection with the Company’s policy to incentivize employees whose contribution is deemed to influence the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, the Company authorized employment incentive option grants to the following employees at an exercise price per share of $0.36. The options have a 5 year exercise terms and vest in the amount of 1/3 of the total grant on an annual basis from the date of hire and subject to continued employment with the Company:

Name	Date of Grant	Amount	Type of Grant	Exercise Price	Term
Vanessa Watkins	October 10, 2008	115,000	Incentive	$0.36	5 yr.
Tyler Anderson	October 10, 2008	100,000	Incentive	$0.36	5 yr.
Yang Zhuang	October 29, 2008	20,000	Incentive	$0.36	5 yr.

Note 4 - Stock-Based Compensation:

The Company follows SFAS No. 123(R), (“Share-Based Payment” (SFAS No. 123(R)). This statement requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based grants, expense is also recognized to reflect the remaining service period of grants that had been included in pro-forma disclosures in prior periods.

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

Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 10,180,332 options and warrants issued of which 7,454,707 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from 2.7 years to 4.3 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53% to 122% based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. We have recorded $77,251 of option and warrant expense in the quarter ended December 31, 2008 relating to current period vesting of historically granted stock options.

Note 5 — Notes, Commitments, and Contingencies:

Contractual Obligations as of the period ended December 31, 2008, are shown in the following table -

Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	Thereafter
Operating Lease(1)	$1,865,007	$662,713	$1,202,294	$—
Purchase Obligations(2)	32,814,587	32,814,587	—	—
To	$34,679,594	$33,477,300	$1,202,294	$—

(1)	Operating Lease Obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $38,264,635 of which, $5,450,048 has been paid on the obligations. Future scheduled payments are tied to progress made on the delivery of the associated equipment. There is an additional $3,124,857 of accounts payable currently due on these obligations.  The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

Note 6 — Subsequent Events:

On December 23, 2008, the Company received a comment letter from the SEC stating that due to the revocation of our previous auditors' registration to practice before the PCAOB, the Company could no longer include the audit reports of such prior auditor in the Company’s SEC filings. As a result, the Company was required to perform an audit not only for the fiscal year ended September 30, 2008, but also for fiscal years 2007 and 2006.

While the Company made every effort to complete the required audits of the previous three (3) fiscal years, the Company was unable to complete such work to timely file its Annual Report on Form 10-K by December 30, 2008.  As a result, on December 31, 2008 the Company’s trading stock symbol was modified and an “e” was appended so that the trading symbol appeared as “XSNXE.OB” for failure to timely file its Annual Report on Form 10-K.  The Company was granted a thirty (30) day grace period to comply with certain rules enforced by the Financial Industry Regulatory Authority (FINRA).

The Company continued through the grace period to complete the required audits however the Company was unable to file its Annual Report until February 2, 2009.  As a result, commencing on February 3, 2009, the Company’s common stock was disqualified for quotation on the OTCBB.  On February 2, 2009, a qualified market maker member of FINRA prepared and submitted forms to initiate the processes necessary to resume our quotation on the OTCBB.  On February 5, 2009, the Company satisfied all requirements and received approval to resume quotation on the OTCBB.

Item 2.	MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

During the period ended December 31, 2008 we  engaged in simultaneous efforts to prepare manufacturing facilities to house our module assembly line, design engineering and the placement of orders for manufacturing line components, monitor and management of component assembly efforts, material vendor negotiations and selection, and continued product design evaluation.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO THE SAME PERIOD IN 2007

Revenue:

The Company generated no revenues in the period ended December 31, 2008 and 2007. Additionally, there was no associated cost of sales.

Operating Expenses:

Operating Expenses for the three month period ended December 31, 2008 totaled $1,235,437. This represents an increase of $576,508 as compared to the same period in 2007 which totaled $658,929. The increase in operating expenses between the periods is primarily attributable to increased consulting expenses relating to the planning and preparation for our manufacturing facility, increased legal fees associated with the conclusion of several matters, an increase in rent expense for the manufacturing facility in Oregon, an increase in sales and property taxes related to equipment in Colorado and property taxes in Oregon., and higher wages and salaries cost. These increased costs were partially offset by reductions in travel expense and option and warrant expenses.  A comparative analysis of the period to period performance is provided below.

Option and Warrant Expenses:

Option and Warrant expense for the three month period ending December 31, 2008 was $77,250 as compared to $168,322 during the same period in 2007.  This reduction of $91,072 was related primarily to the vesting of current options and the cancellation of options that had vesting expenses in previous periods.

Salaries and Wages:

Salaries and wages for the three month period ended December 31, 2008 were $380,209 as compared to $235,516 during the same period in 2007. The increase of $144,693 was driven by an increase to salaries related to retention of key employees and the addition of new employee’s necessary for the launch of our plans to build and establish thin film solar module manufacturing infrastructure.  There were nine full time employees at December 31, 2008 as compared to seven full time employees at December 31, 2007.

Professional Services:

Public relations and marketing expense for the three month period ended December 31, 2008 totaled $97,365 as compared to $68,674 during this same period in 2007. The increase of $28,691 represents an increased utilization of public relations services to work towards establishing brand awareness during the period.

Consulting expenses for the three month period ended December 31, 2008 totaled $58,477 as compared to $30,986 during the same period in 2007, an increase of $27,491. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility and for the payment of board of director fees as well as the hiring of a contract HR manager to facilitate hiring in Oregon.

Legal and accounting fees for the three month period ended December 31, 2008 totaled $124,840 as compared to $10,328 during the same period in 2007. This represents an increase of $114,512 largely driven by increased expenditures for legal services related to equipment and materials contract review and the efforts to defend claims by a third party for payment of fees for claimed services and higher audit fees related to the re-audit of the September 30, 2006 and 2007 financial statements.

Travel and Entertainment:

Expenses for travel and entertainment were $29,838 for the three month period ended December 31, 2008. This compared to $31,953 for the same period in 2007. This decrease of $2,115 was largely flat period over period.

The net loss for the three months ended December 31, 2008 was $(1,239,611) as compared to a net loss of ($600,736) for the same period 2007. The increased net loss of $638,875 includes (i) The operating expense changes discussed above, (ii) and a decrease in interest income of $55,173 relating to the repayment of the Sencera note and associated interest income.

The associated net loss per share was $(0.01) for the three month period ended December 31, 2008 and less than $(0.01) for the same period in 2007. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at December 31, 2008 of $1,555,240, and inventory of $1,417,000 and $38,084 of pre-paid expenses as compared to cash of $2,389,218, restated inventory from production prototype machine of $1,417,000 and prepaid expenses in the amount of $11,986 as of September 30, 2008. The Company had a net working capital deficit of $744,904 as compared to a net working capital of $3,321,294 at September 30, 2008. Cash flow used in operating activities during the three-month period ended, December 31, 2008, was $2,117,910 as compared to a use of cash of $(411,499) for the same period 2007. The change in operating cash flow resulted from a significant increase in accounts payables related to primarily to Oregon manufacturing facilities of $3,124,857.

Contractual Obligations as of the period ended December 31, 2008 are shown in the following table -

Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	Thereafter
Operating Lease(1)	$1,865,007	$662,713	$1,202,294	$—
Purchase Obligations(2)	32,814,587	32,814,587	—	—
To	$34,679,594	$33,477,300	$1,202,294	$—

(1)	Operating Lease Obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $38,264,635 of which, $5,450,048 has been paid on the obligations. Future scheduled payments are tied to progress made on the delivery of the associated equipment. There is an additional $3,124,857 of accounts payable currently due on these obligations.  The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

For the three months ended December 31, 2008, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) an additional $600,000 cash from the issuance of common stock to Fusion Capital.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended December 31, 2008, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  As of February 12, 2009, the Company’s stock was trading at approximately $0.16 and therefore, the Company is not presently able to draw down on this financing arrangement. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, including, without limitation, the installation of our planned production in Oregon, which would have a material adverse affect on our business.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

 Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, in evaluating XsunX and our business. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Accordingly, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We Have Not Generated Any Significant Revenues And Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the periods ended December 31, 2008 and 2007 was $1,239,611 and $600,736, respectively. Net cash provided by operations was $2,117,910 and net cash used in operations was $(411,499) for the periods ended December 31, 2008 and 2007, respectively. From inception through December 31, 2008, we had an accumulated deficit of $22,314,680.

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

We will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to complete the installation of our initial 25MW per annum production capacity, and financing may be unavailable or available only on disadvantageous terms which could cause the Company to curtail its business operations and delay the execution of its business plan

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  As of February 12, 2009, the Company’s stock was trading at approximately $0.16 and therefore, the Company is not presently able to draw down on this financing arrangement.  Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, including, without limitation, the installation of our planned production in Oregon, which would have a material adverse affect on our business.

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

The Trading Market In our Common Stock Is Limited And May Cause Volatility In The Market Price.

Our common stock is currently traded on a limited basis on the OTCBB. The OTCBB provides significantly less liquidity than the NASDAQ Stock Market and the other national markets. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2008, the Company issued 50,000 shares of its restricted common stock in connection with a services agreement to provide marketing and financing service to the Company.  The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

OTCBB Qualification

On December 23, 2008, the Company received a comment letter from the SEC stating that due to the revocation of our previous auditors' registration to practice before the PCAOB, the Company could no longer include the audit reports of such prior auditor in the Company’s SEC filings. As a result, the Company was required to perform an audit not only for fiscal year ended September 30, 2008 but also for fiscal years 2007 and 2006.

While the Company made every effort to complete the required audits of the previous three (3) fiscal years, the Company was unable to complete such work to timely file its Annual Report on Form 10-K by December 30, 2008.  As a result, on December 31, 2008 the Company’s trading stock symbol was modified and an “e” was appended so that the trading symbol appeared as “XSNXE.OB” for failure to timely file its Annual Report on Form 10-K.  The Company was granted a thirty (30) day grace period to comply with certain rules enforced by the Financial Industry Regulatory Authority (FINRA).

The Company continued through the grace period to complete the required  audits however the Company was unable to file its Annual Report until February 2, 2009.  As a result, commencing on February 3, 2009, the Company’s common stock was disqualified for quotation on the OTCBB.  On February 2, 2009, a qualified market maker member of FINRA prepared and submitted forms to initiate the processes necessary to resume our quotation on the OTCBB.  On February 5, 2009, the Company received approval to resume quotation on the OTCBB.

Financing

In a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the Securities and Exchange Commission on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC during the three months ending December 31, 2008 3,000,000 shares of common stock for total proceeds of $600,000. These shares were sold at a price of $0.20 each.

Pursuant to the S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through December 31, 2008, approximately 18,347,581 shares for a total investment of $5,800,000.  These shares were sold at various pricing between $0.405 and $0.20 per share.  Including 3,500,000 shares issued to Fusion as financing commitment shares this leaves 18,152,419 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

 Marketable Prototype Dispute

In November 2008, XsunX received a notice from MVSystems, Inc. asserting that XsunX was in material default of the terms of a Separation Agreement between the parties dated May 30, 2008. XsunX disputes the assertion and as of the date of this report no related litigation is pending, and MVSystems has not asserted any related monetary damages. The claim relates to a production prototype machine built under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. Under the terms of the Expanded Use License Agreement the parties had agreed to build the machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by MVSystems, and XsunX has never taken possession of the machine. Under the terms of the May 2008 Separations Agreement MVSystems continues to have possession of the machine and subject to the Separations Agreement has undertaken efforts to sell the machine for the parties benefit. Under the notice of material default provided to XsunX MVSystems has claimed that a sale of the machine has occurred to XsunX and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim and the parties have each petitioned the State of Colorado for a final determination on this matter. As of the date of this report the Company has not received determination or notice from the State of Colorado.

Change in Registered Public Accountant

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

EXHIBIT	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002	Provided herewith
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 17, 2009	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, President, Principal Executive Officer

Dated: February 17, 2009	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer