Form 10-K/A
period 2008-09-30
XSUNX INC
filed 2009-05-18
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment
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

XSUNX, INC.

Explanatory Statement

We are filing this Amendment to our Annual report on Form 10 K to enhance our disclosures relating to the Company’s restatement of its financial statements for the fiscal years ending September 30, 2007 and 2006, to correct the inception to date Cash Flow Statement and to correct typographical errors in the original filing,

As a result, of these changes, we are also filing new Certificates has Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

Equipment Orders

At a macro level our manufacturing process consists of 6 major operations: glass cleaning, thin film deposition (sputtering and PECVD), laser patterning, packaging, testing, and material transport.  At a micro level, these 6 macro level operations are divided into 26 discrete operations connected together with automated material handling conveyors.  For example there are 4 laser patterning operations interspersed between 3 deposition operations and 4 glass cleaning operations.  Additionally there are three test stations at various stages of product completion.  As of the period ended September 30, 2008 our thin film deposition (sputtering and PECVD), laser, glass cleaning, testing, lamination, and material handling system vendors are all under contract and in various stages of production.  This comprises 24 of the 26 operations.  We have vendors identified for the remaining two minor operations of buss lead tape dispense and shunt busting and are finalizing our statement of work to place the final two machines under contract .  The information presented above should be read in conjunction with “Item 7 Management’s Discussion and Analysis or Plan of Operations – Contractual Obligations” for additional financial detail associated with equipment orders.

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

In May 2008 XsunX and MVSystems, Inc. (“MVS”), a vendor previously performing research and technology development services for XsunX and from which XsunX had licensed certain patented and patent-pending technologies, entered into a  Non-Exclusive License and Cross License Agreement providing XsunX a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the following patents and patent application and any reissues, re-examinations, divisionals, continuations and extensions thereof: (a) U.S. Patent No. 6,488,777 B2; (b) U.S. Patent No. 6,258,408 B1; and (c) U.S. Patent App. No. 10/905,545 (Pub. No. US 2005/0150542 A1) (together, the “Patents”). The license limits XsunX to the use of the Patents for the development by XsunX of commercial-grade ( i.e ., web width 30 cms or more and nominal output exceeding 1 megawatt/year based on 1 shift operation) semi-transparent (greater than 5% transparency) and opaque solar cells, photovoltaic technologies, solar cell panels and methods of manufacture. The agreement further provides that MVS will continue to be the exclusive owner of the Patents and grants XsunX exclusive ownership of any improvements made by XsunX to the licensed Patents.

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

The term of the lease agreement with the sub-landlord provides for XsunX occupancy through July 31, 2011. Thereafter, should XsunX elect to continue to occupy the premises, XsunX will be required to have established continued lease arrangements with the master landlord. Specific term and lease payment schedule is as follows:

Annual Rent Schedule	Rate/sf	Annualized Rent	Monthly Rent
7/15/08 - 7/31/09	$7.07	$636,000	$53,000
8/1/09 - 7/31/10	$7.21	$648,720	$54,060
8/1/010 – 7/31/11	$7.35	$661,694	$55,141

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

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2008, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows:

A summary of warrant activity for the year ended September 30, 2008, 2007 and 2006 is as follows:

	Number of Options / Warrants	Weighted-Average Exercise Price	Accrued Options / Warrants Vested	Weighted-Average Exercise Price
Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16

Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised	(10,850,000)	$0.48	(10,850,000)	$0.33
Vested			600,000	$0.18
Outstanding, September 30, 2006	16,262,000	$0.42	8,701,334	$0.37

Granted 2007	1,950,000	$0.46		$0.46
Exercised	(900,000)	$0.15	(900,000)	$0.15
Vested	-		352,500	$0.42
Outstanding, September 30, 2007	17,312,000	$0.33	8,153,834	$0.38

Granted 2008	3,800,000	$0.36	5,048,332	$0.36
Exercised/Cancelled	(11,166,668)	$0.19	(7,829,334)	$0.19
Vested			1,750,000	$0.46
Outstanding, September 30, 2008	9,945,332	$0.23	7,122,832	$0.27

At September 30, 2007, the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price
$0.20	250,000	$0.20	4.3	250,000	$0.20
$0.36	3,800,000	$0.36	3.1	1,750,000	$0.36
$0.41	100,000	$0.41	3.9	62,500	$0.41
$0.45	100,000	$0.45	3.6	62,500	$0.45
$0.46	1,650,000	$0.46	3.3	977,500	$0.46
$0.50	1,666,666	$0.50	4.1	1,666,666	$0.50
$0.51	500,000	$0.51	2.8	500,000	$0.51
$0.53	100,000	$0.53	3.4	75,000	$0.53
$0.75	1,666,666	$0.75	4.1	1,666,666	$0.75
$1.69	112,000	$1.69	2.5	112,000	$1.69

	9,945,332			7,122,832

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

Cash and cash equivalents at September 30, 2008 were $2,389,218 as compared to $168,616 for the same period in 2007 and as compared to $4,305,105 at September 30, 2006.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

The PCAOB revoked the registration of our former independent registered public accounting firm, Jaspers + Hall, PC on or about October 21, 2008.  After receiving notice of such revocation, the Company’s Board of Directors dismissed Jaspers + Hall, PC effective October 31, 2008 and engaged Stark Winter Schenkein & Co., LLP (“ SWSC ”) to serve as the Company’s new independent registered public accounting firm effective as of November 3, 2008 as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on November 6, 2008.  On December 23, 2008, the Company received a Comment Letter from the SEC stating that the Company may not include the reports of Jaspers + Hall, PC in its filings and that the Company should have a firm that is registered with the PCAOB re-audit that year.  In addition to auditing the Company’s financial statements for the fiscal year ended September 30, 2008 which are attached to this Annual Report, SWSC is also auditing the Company’s financial statements for the fiscal years ended September 30, 2007 and 2006.  All audit work performed on the September 30, 2008, 2007 and 2006, financial statements by SWSC was performed by SWSC’s full time employees.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO ”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tom Djokovich, CEO(2)	2008 2007 2006	220,000 150,000 150,000	0 0 0	0 0 0	0 0 0	4,800 4,800 4,800	224,800 154,800 154,800

Jeff Huitt, CFO(2)	2008 2007 2006	155,000 135,000 0	0 0 0	0 0 0	44,600 22,300 0	4,800 4,800 0	204,400 162,100 0

Joe Grimes, COO(3)	2008 2007 2006	210,000 150,000 75,000	30,000 0 0	0 0 0	44,600 241,932 0	4,800 4,800 2,400	289,400 396,732 77,400

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

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (f)

Tom Djokovich, CEO	0	0

Jeff Huitt, CFO	400,000	100,000	$0.46	01/26/2012
Joe Grimes COO	0 400,000 112,000 500,000	500,000 100,000 0 0	$0.36 0.46 1.69 0.51	10/23/2012 1/26/2002 4/4/2011 7/19/2011

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

Item 14. Principal Accounting Fees and Services

The PCAOB revoked the registration of our former independent registered public accounting firm, Jaspers + Hall, PC on or about October 21, 2008.  After receiving notice of such revocation, the Company’s Board of Directors dismissed Jaspers + Hall, PC effective October 31, 2008 and engaged Stark, Winter, Schenkein & Co., LLP (“ SWSC ”) to serve as the Company’s new independent registered public accounting firm effective as of November 3, 2008 as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on November 6, 2008.  On December 23, 2008, the Company received a Comment Letter from the SEC stating that the Company may not include the reports of Jaspers + Hall, PC in its filings and that the Company should have a firm that is registered with the PCAOB re-audit that year.  In addition to auditing the Company’s financial statements for the fiscal year ended September 30, 2008 which are attached to this Annual Report, SWSC is also auditing the Company’s financial statements for the fiscal year ended September 30, 2007.  All audit work performed on the September 30, 2008 financial statements by SWSC was performed by SWSC’s full time employees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	MVSystems, Inc. Technology License Agreement, dated September 2004.(4)
10.3	MVSystems, Inc. Expanded Technology License Agreement, dated October 2005.(5)
10.4	Sencera, LLC, Technology Development and License Agreement, dated January 1, 2007.(6)
10.5	Sencera, LLC, 10% secured Promissory Note and Loan Agreement, dated January 1, 2007.(6)
10.6	XsunX 2007 Stock Option Plan, dated January 5, 2007.(7)
10.7	Dr. John Moore, Scientific Advisory Board Consulting Agreement, dated January 26, 2007.(8)
10.8	Dr. John Moore, Stock Option Grant, dated January 26, 2007.(8)
10.9	Jeff Huitt, Employment Agreement, dated January 26, 2007.(8)
10.10	Jeff Huitt, Stock Option Grant, dated January 26, 2007.(8)
10.11	Robert Wendt, Employment Agreement, dated January 26, 2007.(8)
10.12	Robert Wendt, Stock Option Grant, dated January 26, 2007.(8)
10.13	Joseph Grimes, Employment Agreement, dated January 26, 2007.(8)
10.14	Joseph Grimes, Stock Option Grant, dated January 26, 2007.(8)
10.15	Dr. Edward Yu, Scientific Advisory Board Consulting Agreement, dated February 22, 2007.(9)
10.16	Dr. Edward Yu, Stock Option Grant, dated February 22, 2007.(9)
10.17	Binding Letter of Intent to purchase solar module manufacturing assets, dated March 23, 2007.(10)
10.18	Details of $1.1 million dollar settlement received by XsunX, dated August 27, 2007.(11)
10.19	Dr. Richard Ahrenkiel, Scientific Advisory Board Consulting Agreement, dated April 23, 2007. (12)

10.20	Dr. Richard Ahrenkiel, Stock Option Grant, dated April 23, 2007.(12)
10.21	Dr. Michael Russak, Scientific Advisory Board Consulting Agreement, dated August 28, 2007.(13)
10.22	Dr. Michael Russak, Stock Option Grant, dated August 28, 2007.(13)
10.23	Fusion Capital Fund II, LLC, Stock Purchase Agreement, dated November 1, 2007.(14)
10.24	Fusion Capital Fund II, LLC, Registration Rights Agreement, dated November 1, 2007.(14)
10.25	Fusion Capital Fund II, LLC, $.50 Warrant Agreement, dated November 1, 2007.(14)
10.26	Fusion Capital Fund II, LLC, $.75 Warrant Agreement, dated November 1, 2007.(14)
10.27	Oz Fundingsland, Stock Option Grant Agreement, dated November 12, 2007.(15)
10.28	Dr. Michael Russak, Stock Option Grant Agreement, dated November 28, 2007.(16)
10.29	Joseph Grimes, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.30	Robert Wendt, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.31	Dr. Guang Lin, Incentive Stock Option Grant, dated October 23, 2007.(17)
10.32	Thomas Anderson, Stock Option Grant, dated October 23, 2007.(18)
10.33	Thomas Anderson, Amendment to Stock Option Grant, dated November 11, 2007
10.34	Amended and Restated Employment Agreement, Joseph Grimes, dated October 19, 2007
10.35	Cumorah Capital, Stock Purchase Agreement, dated January 16, 2008.(19)
10.36	Merix Sub Lease Agreement, dated April 1, 2008.(20)
10.37	Wharton Capital LLC settlement agreement, dated May 30, 2008.(21)
10.38	MVSystems, Inc. Separation and Mutual Release Agreement, dated May 30, 2008.(22)
10.39	MVSystems, Inc. Non-Exclusive License and Cross-License Agreement, dated May 30, 2008.(22)
10.40	MVSystems, Inc. Sublease Agreement, dated May 30, 2008.(22)
10.41	Sencera LLC, Separation Agreement, dated June 13, 2008.(23)

10.42	Amendment to Stock Option Agreement #06-2005, Dr. John Moore, dated January 24, 2008(24)
10.43	Amendment to Stock Option Agreement #13-2006, Joseph Grimes, dated January 24, 2008(24)
10.44	Amendment to Stock Option Agreement #07-018, Joseph Grimes, dated January 24, 2008(24)
10.45	Amendment to Stock Option Agreement #07-016, Robert Wendt, dated January 24, 2008
10.46	Amendment to Stock Option Agreement #07-015, Jeff Huitt, dated January 24, 2008(24)
16.1	Auditor Letter(24)
31.1	Sarbanes-Oxley Certification(24)
31.2	Sarbanes-Oxley Certification(24)
32.1	Sarbanes-Oxley Certification(24)
32.2	Sarbanes-Oxley Certification(24)

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

Date: May 18, 2009	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	May 18, 2009
Tom Djokovich, Chief Executive Officer, Principal Executive Officer and Director

/s/ Jeff Huitt	May 18, 2009
Jeff Huitt, Chief Financial Officer and Principal Financial and Accounting Officer

/s/ Joseph Grimes	May 18, 2009
Joseph Grimes, Chief Operating Officer and Director

/s/ Thomas Anderson	May 18, 2009
Thomas Anderson, Director

/s/ Oz Fundingsland	May 18, 2009
Oz Fundingsland, Director

/s/ Michael Russak	May 18, 2009
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
XsunX, Inc.

We have audited the accompanying balance sheets of XsunX, Inc., as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and 2006, and the period from inception (February 25, 1997) through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (February 25, 1997) to September 30, 2005, were audited by other auditors whose report dated December 28, 2005 expresses an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (February 25, 1997) to September 30, 2005, reflect a net loss of $5,934,283 that is included in the related total for the period from inception (February 25, 1997) to September 30, 2008. The other auditors report has been previously furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

Stark Winter Schenkein & Co. LLP
Denver, Colorado
January 30, 2009

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2008	2007 (Restated)
ASSETS:
Current assets:
Cash	$2,389,218	$1,768,616
Inventory Held for Sale	1,417,000	-
Prepaid Expenses	11,986	341,757

Total current assets	3,818,204	2,110,373

Fixed assets:
Office Equipment	50,010	39,437
Research and Development Equipment	435,910	335,270
Leasehold Improvements	89,825	89,825
Total Fixed Assets	575,745	464,532
Less Accumulated Depreciation	(299,559)	(174,712)

Total fixed assets	276,186	289,820

Other assets:
Other Long Term Assets - Manufacturing Equipment and Facilities in Progress	5,824,630	207,219
Security Deposit	5,815	5,815
Accrued Interest Receivable	-	70,701
Note Receivable	-	1,500,000
Marketable Prototype	-	1,700,000

Total other assets	5,830,445	3,483,735

TOTAL ASSETS	$9,924,835	$5,883,928

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$465,953	$547,129
Accrued Expenses	30,957	67,909

Total current liabilities	496,910	615,038

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, no par value; 500,000,000 shares authorized; 186,292,437 shares issued and outstanding at September 30, 2008 and 157,919,856 shares were issued and outstanding at September 30, 2007	22,613,369	13,425,869
Paid in Capital - Common Stock Warrants	2,641,412	2,773,565
Additional Paid in Capital	5,248,213	6,085,573
(Deficit) accumulated during the development stage	(21,075,069)	(17,016,117)
Total stockholders' equity	9,427,925	5,268,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,924,835	$5,883,928

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Operations

				February 25, 1997
	Years Ended September 30,			(Inception) to
				September 30,
	2008	2007 (Restated)	2006 (Restated)	2008

Revenue
Service Income	$-	$6,880	$8,000	$14,880

Total Revenue	-	6,880	8,000	14,880

Expenses:

Selling, General and Administrative Expense	3,331,683	2,272,897	1,721,918	11,281,100

Depreciation	257,222	139,602	16,676	435,113

Option / Warrant Expense	673,287	772,315	465,000	2,915,602

Total Operating Expenses	4,262,192	3,184,814	2,203,594	14,631,815

Other (Income) Expense
Interest Expense	1,054	1,209	47,216	91,293
Interest Income	(176,250)	(175,297)	(88,480)	(440,050)
Legal Settlement	-	(1,100,000)	-	(1,100,000)
Loan Fees	-	-	7,001,990	7,001,990
Impairment of Asset	215,625	65,000	-	1,204,459
Other - Non Operating	1,331	-	3,884	5,215
Forgiveness of Debt	(245,000)	-	-	(304,773)

Total Other Income/Expense	(203,240)	(1,209,088)	6,917,394	6,458,134

Net (Loss)	$(4,058,952)	$(1,968,846)	$(9,112,988)	$(21,075,069)

Per Share Information:
Basic and diluted
Weighted average number of
common shares outstanding	166,998,772	138,005,964	123,854,733

Net (Loss) per Common Share	$(0.02)	$(0.01)	$(0.07)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 25, 1997 (Inception) to
September 30, 2008

						Paid in Capital	(Deficit) Accumulated
						Common	During the
	Treasury Stock		Common Stock		Additional	Stock	Development
	# of Shares	Amount	# of Shares	Amount	Paid in Capital	Warrants	Stage	Totals

Inception February 25, 1997	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	312,106
Net Loss for Year	-	-	-	-	-	-	(193,973)	(193,973)

Balance - September 30, 1997	-	-	474,990	529,806	-	-	(193,973)	335,833

Issuance of stock for services	-	-	1,500	30,000	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	(50,000)
Net Loss for Year	-	-	-	-	-	-	(799,451)	(799,451)

Balance - September 30, 1998	-	-	466,690	713,806	-	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	463,500
Net Loss for Year	-	-	-	-	-	-	(1,482,017)	(1,482,017)

Balance - September 30, 1999	-	-	753,148	1,894,419	-	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	27,000
Net Loss for year	-	-	-	-	-	-	(118,369)	(118,369)

Balance - September 30, 2000	-	-	768,148	1,921,419	-	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	337,887
Net Loss for year	-	-	-	-	-	-	(32,402)	(32,402)

Balance - September 30, 2001	-	-	768,148	2,259,306	-	-	(2,626,212)	(366,906)

Net Loss for year	-	-	-	-	-	-	(47,297)	(47,297)

Balance - September 30, 2002	-	-	768,148	2,259,306	-	-	(2,673,509)	(414,203)

Issuance of stock for Assets	-	-	70,000,000	3	-	-	-	3
Issuance of stock for Cash	-	-	9,000,000	225,450	-	-	-	225,450
Issuance of stock for Debt	-	-	115,000	121,828	-	-	-	121,828
Issuance of stock for Expenses	-	-	115,000	89,939	-	-	-	89,939
Issuance of stock for Services	-	-	31,300,000	125,200	-	-	-	125,200
Net Loss for year	-	-		-	-	-	(145,868)	(145,868)

Balance - September 30, 2003	-	-	111,298,148	2,821,726	-	-	(2,819,377)	2,349

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	282,670
Issuance of Common Stock Warrants	-	-	-	-	-	825,000	375,000	1,200,000
Net Loss for Year	-	-	-	-	-	-	(1,509,068)	(1,509,068)

Balance - September 30, 2004			114,036,102	3,104,396	-	825,000	(3,953,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	-	360,945
Amortization of warrants/options	-	-	-	-	-	180,000	-	180,000
Amortization of warrants, conversion fee and beneficial conversion	-	-	-	-	400,000	-	-	400,000
Shares held as collateral for debentures	26,798,418	-	-	-	-	-	-	-
Net Loss for Year	-	-	-	-	-	-	(1,980,838)	(1,980,838)

Balance - September 30, 2005 (Restated)	26,798,418	-	123,876,639	3,996,735	400,000	1,005,000	(5,934,283)	(532,547)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	31,500
Issuance and amortization of Common Stock Warrants	-	-	-	-	-	996,250	-	996,250
Amortization of warrants, conversion fee and beneficial conversion	-	-	-	-	5,685,573	-	-	5,685,573
Issuance of stock for debenture conversion	-	-	21,657,895	5,850,000	-	-	-	5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383	-	-	-	241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250	-	-	-	3,171,250
Net Loss for Year	-	-	-	-	-	-	(9,112,988)	(9,112,988)

Balance September 30, 2006 (Restated)	26,798,418	-	157,169,856	13,290,869	6,085,573	2,001,250	(15,047,271)	6,330,421

Cancellation of Stock for Services Returned	-	-	(150,000)	-	-	-	-	-
Release of Security Collateral	(26,798,418)
Issuance of Stock for Warrants - Jim Bentley	-	-	900,000	135,000	-	-	-	135,000
Issuance and amortization of Options and Warrants	-	-	-	-	-	772,315	-	772,315

Net Loss for Year	-	-	-	-	-	-	(1,968,846)	(1,968,846)

Balance September 30, 2007 (Restated)	-	-	157,919,856	13,425,869	6,085,573	2,773,565	(17,016,117)	5,268,890

Fusion Equity Stock Purchase	-	-	15,347,581	5,200,000	(55,300)	-	-	5,144,700
Commitment Fees	-	-	3,500,000	1,190,000	(1,190,000)	-	-	-
Cumorah Capital common Stock Purchase	-	-	8,650,000	2,500,000	-	-	-	2,500,000
Wharton Settlement	-	-	875,000	297,500	(397,500)	-	-	(100,000)
MVS Warrant Cancellation	-	-	-	-	805,440	(805,440)	-	-
Options and Warrants Amortization	-	-	-	-	-	673,287	-	673,287
Net Loss for Year	-	-	-	-	-	-	(4,058,952)	(4,058,952)

Balance September 30, 2008	-	$-	186,292,437	$22,613,369	$5,248,213	$2,641,412	$(21,075,069)	$9,427,925

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statement of Cash Flows

				February 25,
				1997
	Years Ended September 30,			(Inception) to September 30,
	2008	2007 (Restated)	2006 (Restated)	2008

Cash Flows from Operating Activities:
Net (Loss)	$(4,058,952)	$(1,968,846)	$(9,112,988)	$(21,075,069)

Issuance of Common Stock for Interest	-	-	241,383	241,383
Issuance of Common Stock for Services	-	-	31,500	1,588,251
Amortization of Cornell financing warrants, commitment fees and beneficial conversion	-	-	5,685,573	5,685,573

Option / Warrant Expense	673,287	772,315	996,250	2,915,602
Asset Impairment	215,625	65,000	-	1,204,459
Depreciation	257,222	139,602	16,676	435,113

Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase) in Inventory held for sale	(1,700,000)	-	-	(1,417,000)
(Increase) Decrease in Prepaid Expense	329,771	7,360	(269,133)	(11,986)
(Increase) Decrease in Other Assets	1,638,326	(21,121)	(20,000)	(5,815)
Increase (Decrease) in Accounts Payable	(13,804)	(42,898)	531,654	2,072,242

Increase (Decrease) in Accrued Liabilities	(36,951)	69,370	(67,318)	30,957

Net Cash Flows (Used in) Operating Activities	(2,695,476)	(979,218)	(1,966,403)	(8,336,290)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(111,213)	(192,271)	(87,996)	(575,745)
Purchase of Marketable Prototype	-	-	(1,780,396)	(1,780,396)
Purchase of Manufacturing Equipment and Facilities - in process	(5,617,410)	-	(207,219)	(5,824,629)
Payment to Note receivable	-	(1,500,000)	-	(1,500,000)
Receipts on Note receivable	1,500,000	-	-	1,500,000
Net Cash Flows (Used in) Investing Activities	(4,228,623)	(1,692,271)	(2,075,611)	(8,180,770)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion	-	135,000	3,171,250	3,306,250
Proceeds from Debentures	-	-	5,000,000	5,850,000
Issuance of Common Stock for cash, net of expenses and Wharton Settlement	7,544,700	-	-	9,750,028

Net Cash Flows Provided by Financing Activities	7,544,700	135,000	8,171,250	18,906,278

Net Increase (Decrease) in Cash	620,601	(2,536,489)	4,129,236	2,389,218

Cash and cash equivalents - Beginning of period	1,768,616	4,305,105	175,869	-

Cash and cash equivalents - End of period	$2,389,218	$1,768,616	$4,305,105	$2,389,218

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$47,217	$1,054	$-	$119,617
Income Taxes	$-	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of debenture for stock	$-	$-	$5,850,000	$5,850,000
Shares issued for Wharton settlement	$297,500	$-	$-	$297,500

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

Note 2 – Restatement of Financial Statements for the Fiscal Periods 2007 and 2006:

As a result of the suspension of our prior auditor, Jasper – Hall PC, by the Public Company Accounting Oversight Board (PCAOB) on October 28, 2008, the Company engaged new auditors and was required to re-audit the financial statements for the years ended September 30, 2006 and September 30, 2007. The financial statements for the fiscal periods 2006 and 2007 contained in this annual report on Form 10-K have been restated to reflect the adjustments to accounting estimates in those periods. In fiscal year 2007, the total impact of these changes was to increase net loss by $679,349. $447,012 of this additional loss was related to a change in estimate for option and warrant expenses and did not impact cash. There was also an increase to non-cash depreciation expense of $62,354, and a decrease to accrued interest income of approximately $77,882 that resulted from adjustments in interest calculations corrected in the 2008 fiscal period. Additionally, there was a $65,000 asset impairment charge and a $27,111impact to cash expenses as a result of the audit adjustments. There was no impact to loss per share as it remained $0.01 loss per share for the period.

In fiscal year ended September 30, 2006, there were audit adjustments totaling $5,671,048 as reduction to net income resulting in minimal impact to cash expenses. The largest adjustment relates to the amortization of loan fees associated with convertible debentures issued in the 2005 and 2006 fiscal years. We took a $6,373,156 additional charge for the amortization of expenses associated with debenture structuring fees, debenture commitment fees, and expenses attributable to the beneficial conversion costs for in the money stock and warrant conversion under the debentures. Of this total, $47,216 was paid in cash, the remainder in common stock. Depreciation expense was reduced by $66,265 and warrant and option expenses were reduced by $486,250 for the period. This resulted in additional non-cash net income of $552,519 that partially offset the amortization of the loan fees associated with the convertible debentures. Interest expense was also reduced by $111,117 and there were %38,472 of other expense adjustments made. There was an increased loss per share associated with these restatements of $0.05 per share bringing the total to $0.07 loss per share.

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

Net Earnings (Loss) per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses. There were 9,945,332 issued options/warrants outstanding as of September 30, 2008 that are potentially dilutive of which 7,122,832 are currently vested.

Advertising

Advertising costs are expensed as incurred. Total advertising costs were $19,894, $47,573 and $9,050 for the years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption The Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 9,945,332 options and warrants issued of which 7,122,832 are vested. The exercise price range for the Company’s options and warrants are $0.20 to $1.69. The weighted average remaining life of the option and warrant grants range from 2.5 years to 4.3 years. We have based our expected volatility on the historical performance of our stock over the expected life of the options and are using 101.162% for the stock options as a whole. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in fiscal 2008 was $673,287 increasing basic loss by less than $0.01 per share.

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

Significant components of the Company’s deferred tax liabilities and assets are as follows: The deferred tax assets are composed of the Company’s net operating loss carry forwards of approximately $21,000,000 at the approximate tax effect of 40%. There are no other material deferred tax assets or liabilities of the Company as of September 30, 2008.

	2008	2007	2006
Deferred Tax Assets	$8,400,000	$6,806,448	$6,018,909
Deferred Tax Liabilities

Valuation allowance	$(8,400,000)	$(6,018,909)	$(6,018,909)
Net Deferred tax assets	$—	—	—

At September 30, 2008, the Company had net operating loss carry forwards of approximately, $21,000,000 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 5 — Common Stock Transactions:

The authorized common stock of the Company was established at 500,000,000 shares with no par value and the authorized preferred stock of the Company is 50,000,000 shares with a par value of $.01.

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

  Other

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

During the year ended September 30, 2007 the board of directors authorized the grant of options to purchase an aggregate of 2,200,000 shares of the Company’s common stock of which 250,000 were forfeited due to the resignation of an employee and 1,950,000 remain outstanding. Such options are exercisable at prices ranging from $.41 to $.53 per share, and expire at various times through August 2012.

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

The total charged in expense for the 2007 fiscal year was $772,315 for the issuance of the above described warrants and stock options.

The following represents a detailed analysis of the 2006 stock warrant and option grants.

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

The total charged in expense for the 2006 fiscal year has been $465,000 for the issuance of the above described Expanded Use License, Debenture warrants, and employment incentive warrants.

During the years ended September 30, 2006 the board of directors approved the issuance of warrants to purchase an aggregate of 11,987,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.25 to $1.69 per share, vest over periods from between 36 to 60 months, and expire at various times through July 2011.

. During the year ended September 30, 2006 warrant holders exercised a total of 10,850,000 warrants in cash to purchase the Company's common stock.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2008, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2008, 2007 and 2006 is as follows:

A summary of warrant activity for the year ended September 30, 2008, 2007 and 2006 is as follows:

	Number of Options / Warrants	Weighted- Average Exercise Price	Accrued Options / Warrants Vested	Weighted- Average Exercise Price
Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16

Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised	(10,850,000)	$0.48	(10,850,000)	$0.33
Vested	-		600,000	$0.18
Outstanding, September 30, 2006	16,262,000	$0.42	8,701,334	$0.37

Granted 2007	1,950,000	$0.46		$0.46
Exercised	(900,000)	$0.15	(900,000)	$0.15
Vested	-		352,500	$0.42
Outstanding, September 30, 2007	17,312,000	$0.33	8,153,834	$0.38

Granted 2008	3,800,000	$0.36	5,048,332	$0.36
Exercised/Cancelled	(11,166,668)	$0.19	(7,829,334)	$0.19
Vested			1,750,000	$0.46
Outstanding, September 30, 2008	9,945,332	$0.23	7,122,832	$0.27

At September 30, 2008, the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price
$0.20	250,000	$0.20	4.3	250,000	$0.20
$0.36	3,800,000	$0.36	3.1	1,750,000	$0.36
$0.41	100,000	$0.41	3.9	62,500	$0.41
$0.45	100,000	$0.45	3.6	62,500	$0.45
$0.46	1,650,000	$0.46	3.3	977,500	$0.46
$0.50	1,666,666	$0.50	4.1	1,666,666	$0.50
$0.51	500,000	$0.51	2.8	500,000	$0.51
$0.53	100,000	$0.53	3.4	75,000	$0.53
$0.75	1,666,666	$0.75	4.1	1,666,666	$0.75
$1.69	112,000	$1.69	2.5	112,000	$1.69

	9,945,332			7,122,832

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

In the year ended September 30, 2008, the Company and MVSystems, Inc. entered into a separations agreement that calls for MVSystems to sell this production machine.  Upon the successful sale of the Machine, the Company and MVS have agreed that if the sale proceeds are greater than $1,765,000, exclusive of sales tax, import duties and packaging and shipping costs, such proceeds will be allocated and disbursed 50% to XsunX and 50% to MVS from such amount as may be left after payment, in the following order and to the extent sale proceeds remain available, of $1,417,000 to XsunX, $353,000 to MVS, MVS’s costs of sale, and one-half (1/2) of XsunX’s rental payments made for the premises housing the Machine;  or (b) if the sale proceeds are less than $1,765,000, exclusive of sales tax, import duties and packaging and shipping costs, such proceeds will be allocated and disbursed approximately 80% to XsunX and approximately 20% to MVS. The Company reclassified this asset from Other Long Term Assets to Inventory Asset as a result of this agreement.  Further, the valuation allowance of $283,000 was taken during the year to write down the value of the inventory to $1,417,000 as detailed in the agreement as the realizable value of the inventory upon the completion of the sale.  MVSystems has informed us that they continue to market the production machine under the agreement at agreed to pricing.

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