Form 10-Q
period 2009-03-31
XSUNX INC
filed 2009-05-18
CIK 1039466

FORM 10-Q

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended March 31, 2009

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

The number of shares of common stock issued and outstanding as of May 18, 2009 was 189,342,437.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Balance Sheets March 31, 2009 (unaudited) and September 30, 2008	3

Statements of Operations for the three and six months ended March 31, 2009 and 2008, and the period February 25, 1997 (inception) to March 31, 2009 (unaudited)	4

Statements of Cash Flows for the six months ended March 31, 2009 and 2008, and the period February 27, 1997 (inception) to March 31, 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Qualitative and Quantitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 1a.Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	27

Signatures	29

XsunX, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash	$957,387	$2,389,218
Inventory Held for Sale	1,417,000	1,417,000
Prepaid Expenses	27,370	11,986

Total current assets	2,401,757	3,818,204

Fixed assets:
Office & Other Equipment	51,708	50,010
Research and Development Equipment	469,382	435,910
Leasehold Improvements	122,680	89,825
Total Fixed Assets	643,770	575,745
Less: Accumulated Depreciation	(376,948)	(299,559)

Net fixed assets	266,822	276,186

Other assets:
Manufacturing Equipment in Progress	7,225,501	5,824,630
Security Deposit	5,815	5,815

Total other assets	7,231,316	5,830,445

TOTAL ASSETS	$9,899,895	$9,924,835

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$1,604,597	$465,953
Accrued Expenses	20,509	30,957

Total current liabilities	1,625,106	496,910

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding	-	-
Common Stock, no par value; 500,000,000 shares authorized;
189,342,437 shares issued and outstanding at March 31, 2009
and 186,292,437 shares issued and outstanding at September 30, 2008	23,224,369	22,613,369
Paid in Capital - Common Stock Warrants	2,795,912	2,641,412
Additional Paid in Capital	5,248,213	5,248,213
(Deficit) accumulated during the development stage	(22,993,705)	(21,075,069)
Total stockholders' equity	8,274,789	9,427,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,899,895	$9,924,835

The Accompanying Notes are an Integral Part of These Financial Statements

XsunX, Inc.
(A Development Stage Company)
Statements of Operations
(UNAUDITED)

					Feb. 25, 1997
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Revenue
Service Income	$-	$-	$-	$-	$14,880

Total Revenue	-	-	-	-	14,880

Expenses:

Selling, General and Administrative Expense	849,805	863,816	1,986,119	1,312,714	13,252,040
Depreciation	40,337	(18,078)	77,389	23,630	512,502
Option / Warrant Expense	77,251	168,322	154,501	336,644	3,070,103

Total Operating Expenses	967,393	1,014,060	2,218,009	1,672,988	16,834,645

Other (Income) Expense
Interest Expense	-	395		790	91,293
Interest Income	(1,094)	(55,527)	(4,509)	(114,114)	(444,560)
Legal Settlement	-	-			(1,100,000)
Loan Fees	-	-			7,001,990
Impairment of Asset	-	-			1,204,459
Other - Non Operating	108	194	(7,481)	195	12,913
Forgiveness of Debt	(287,381)		(287,381)		(592,154)

Total Other (Income) Expense	(288,367)	(54,938)	(299,371)	(113,129)	6,173,941

Net (Loss)	$(679,026)	$(959,122)	$(1,918,638)	$(1,559,859)	$(22,993,705)

Per Share Information:
Basic and Diluted
Weighted average number of
common shares outstanding	188,868,536	164,724,263	188,868,536	164,724,263

Net (Loss) per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements

XsunX, Inc.
(A Development Stage Company)
Statement of Cash Flows
(UNAUDITED)

			Feb. 25, 1997
	Six Months Ended March 31,		(Inception) to
			March 31,
	2009	2008	2009

Cash Flows from Operating Activities:
Net (Loss)	$(1,918,637)	$(1,559,861)	$(22,993,705)

Issuance of Common Stock for Interest	-	-	241,383
Issuance of Common Stock for Services	11,000	(50,000)	1,599,251
Amortization of Cornell financing warrants, commitment fees and beneficial conversion	-	(500,000)	5,685,573
Option / Warrant Expense	154,500	336,644	3,070,102
Asset Impairment	-	-	1,204,459
Depreciation	77,389	165,699	512,502

Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) in Inventory Held for Sale	-		(1,417,000)
(Increase) in Prepaid Expense	(15,384)	287,071	(27,370)
Decrease in Other Assets	-	-	(5,815)
Increase (Decrease) in Accounts Payable	1,138,645	484,717	3,210,887
Increase (Decrease) in Accrued Expenses	(10,449)	29,240	20,508

Net Cash Flows Provided by (Used in) Operating Activities	(562,935)	(806,490)	(8,899,225)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(68,025)	(104,607)	(643,770)
Purchase of Marketable Prototype and Patent	-	-	(1,780,396)
Purchase of Manufacturing Equipment and Facilities - In process	(1,400,871)	(811,855)	(7,225,500)
Payments on Note Receivable	-	-	(1,500,000)
Receipts on Note Receivable	-	-	1,500,000
Accrued Interest Earned on Notes Receivable	-	(75,067)	-

Net Cash Flows (Used in) Investing Activities	(1,468,896)	(991,529)	(9,649,666)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion	-	-	3,306,250
Proceeds from Debentures	-	-	5,850,000
Net Proceeds from Sale of Common Stock	600,000	3,500,000	10,350,028

Net Cash Flows Provided by Financing Activities	600,000	3,500,000	19,506,278

Net Increase (Decrease) in Cash	(1,431,831)	1,701,981	957,387

Cash and cash equivalents - Beginning of period	2,389,218	1,768,616	-

Cash and cash equivalents - End of period	$957,387	$3,470,597	$957,387

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Interest	$-	$790	$119,617
Income Taxes	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
 Notes to Financial Statements
March 31, 2009
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

Operating results for the six month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

Note 2 – Restatement of Financial Statements for the Fiscal Periods 2007 and 2006:

As a result of the suspension of our prior auditor, Jasper – Hall PC, by the Public Company Accounting Oversight Board (PCAOB) on October 28, 2008, the Company engaged new auditors and was required to re-audit the financial statements for the years ended September 30, 2006 and September 30, 2007. The financial statements for the fiscal periods 2006 and 2007 have been restated to reflect the adjustments to accounting estimates in those periods. In fiscal year 2007, the total impact of these changes was to increase net loss by $679,349. $447,012 of this additional loss was related to a change in estimate for option and warrant expenses and did not impact cash. There was also an increase to non-cash depreciation expense of $62,354, and a decrease to accrued interest income of approximately $77,882 that resulted from adjustments in interest calculations corrected in the 2008 fiscal period. Additionally, there was a $65,000 asset impairment charge and a $27,111impact to cash expenses as a result of the audit adjustments. There was no impact to loss per share as it remained $0.01 loss per share for the period.

In fiscal year ended September 30, 2006, there were audit adjustments totaling $5,671,048 as reduction to net income resulting in minimal impact to cash expenses. The largest adjustment relates to the amortization of loan fees associated with convertible debentures issued in the 2005 and 2006 fiscal years. We took a $6,373,156 additional charge for the amortization of expenses associated with debenture structuring fees, debenture commitment fees, and expenses attributable to the beneficial conversion costs for in the money stock and warrant conversion under the debentures. Of this total, $47,216 was paid in cash, the remainder in common stock. Depreciation expense was reduced by $66,265 and warrant and option expenses were reduced by $486,250 for the period. This resulted in additional non-cash net income of $552,519 that partially offset the amortization of the loan fees associated with the convertible debentures. Interest expense was also reduced by $111,117 and there were $38,472 of other expense adjustments made. There was an increased loss per share associated with these restatements of $0.05 per share bringing the total to $0.07 loss per share.

In the three months ended March 31, 2008, the total impact of the restatement was an increase in net loss of $158,063. $168,322 resulted from increased option and warrant expense, $88,250 from decreased depreciation expense offset by a decrease in interest income of $23,696 and $56,376 of other expense adjustments.

In the six months ended March 31, 2008, the total impact of the restatement was a decreased net loss of $735,416.  $972,221 resulted from decreased option and warrant expense, $85,894 increase in interest income and $150,911 of Selling, General and Administrative Expense adjustments.

Reclassification:  Certain amounts in the prior year financials have been reclassified to conform to the current year presentation.

Note 3 — Going Concern:

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the six months ended March 31, 2009 was $1,918,638. In addition, the Company has an accumulated deficit of $22,993,705 since inception.

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

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended March 31, 2009, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  The Company needs to raise additional capital to complete its operational plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that my result from the possible inability of the Company to continue as a going concern.

Note 4 — Common Stock Transactions:

The authorized common stock of the Company was established at 500,000,000 shares with no par value.

Financing

There were no shares issued for financing during the quarter ended March 31, 2009

In the six months ended March 31, 2009, there was a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the U.S. Securities and Exchange Commission on April 10, 2008, the Company has sold 3,000,000 shares of common stock at a price of $0.20 each, for total proceeds of $600,000 to Fusion Capital Fund II, LLC during the three months ending December 31, 2008.

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

Issuance of Shares for Services

There were no shares issued for services during the quarter ended March 31, 2009

For the Six months ended March 31, 2009, the Company issued 50,000 shares of its restricted common stock in connection with a services agreement to provide marketing and financing service to the Company.  The shares were valued at $0.22 per share, the share price on the date the agreement was reached.  The agreement ended on December 31, 2008.

Employee Incentive Option Grants

During the period ended March 31, 2009, and in connection with the Company’s policy to incentivize employees whose contribution is deemed to influence the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, and as part of reductions to salaries the Company authorized employment incentive option grants to the following employees at an exercise price per share of $0.16. The options have a 5 year exercise terms and vest in conjunction with employment and performance milestones based vesting schedule as described below:

Name	Date of Grant	Amount	Type of Grant	Exercise Price	Term
Vanessa Watkins	March 31, 2009	115,000	Incentive	$0.16	5 yr.
Joseph Grimes	March 31, 2009	2,500,000	Incentive	$0.16	5 yr.
Robert G. Wendt	March 31, 2009	2,500,000	Incentive	$0.16	5 yr.

The vesting schedule for Vanessa Watkins is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	38,333 shares shall vest on April 1, 2009 and thereafter 38,333 shall vest and become exercisable at the rate of 38,333 shares per year of continuous employment.

The vesting schedule for Mr. Grimes and Mr. Wendt is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following employment and performance milestones:

(a)	208,333 shares shall vest on April 1, 2009 and thereafter 208,333 shall vest per each XsunX fiscal calendar quarter of continuous employment from the date of grant.

(b)
In the event of a sale or merger of all or substantially all of the Company’s assets to an acquiring party following which the Company would not be a surviving operating entity, the Company will provide Optionee a fifteen (15) day prior notice of such proposed event providing for immediate vesting of all remaining unvested Options.

(c)
All remaining unvested Options shall vest and become exercisable upon the assembly and third party validation of a functioning XsunX manufactured solar module producing a 10% frame to frame average DC power conversion rating under standard test conditions (STC), and the subsequent sale and delivery of a solar module manufactured by XsunX meeting similar specifications.

A summary of warrant activity for the period ended March 31, 2009 is as follows:

	Number of Options / Warrants	Weighted- Average Exercise Price	Accrued Options / Warrants Vested	Weighted- Average Exercise Price

Outstanding, September 30, 2005	15,125,000	$0.16	13,408,334	$0.16

Granted 2006	11,987,000	$0.36	5,543,000	$0.46
Exercised	(10,850,000)	$0.48	(10,850,000)	$0.33
Vested			600,000	$0.18
Outstanding, September 30, 2006	16,262,000	$0.42	8,701,334	$0.37

Granted 2007	1,950,000	$0.46		$0.46
Exercised	(900,000)	$0.15	(900,000)	$0.15
Vested	-		412,666	$0.42
Outstanding, September 30, 2007	17,312,000	$0.33	8,214,000	$0.38

Granted 2008	3,800,000	$0.36	5,083,332	$0.36
Exercised/Cancelled	(11,166,668)	$0.19	(6,802,000)	$0.19
Vested			825,000	$0.46
Outstanding, September 30, 2008	9,945,332	$0.23	7,320,332	$0.27

Granted 2009	5,350,000	$0.17	0	$-
Exercised/Cancelled	-	$-	-	$-
Vested			431,250	$0.23
Outstanding, March 31, 2009	15,295,332	$0.23	7,751,582	$0.27

At March 31, 2009 the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price

$ 0.16	5,115,000	$0.16	5.0	0	$0.16
$ 0.20	250,000	$0.20	4.3	250,000	$0.20
$0.36	4,035,000	$0.36	4.0	1,750,000	$0.36
$ 0.41	100,000	$0.41	3.9	94,250	$0.41
$ 0.45	100,000	$0.45	3.6	100,000	$0.45
$ 0.46	1,650,000	$0.46	3.3	1,512,500	$0.46
$0.50	1,666,666	$0.50	4.1	1,666,666	$0.50
$ 0.51	500,000	$0.51	2.8	500,000	$0.51
$ 0.53	100,000	$0.53	3.4	100,000	$0.53
$0.75	1,666,666	$0.75	4.1	1,666,666	$0.75
$ 1.69	112,000	$1.69	2.5	112,000	$1.69

	15,295,332			7,751,582

Note 5 - Stock-Based Compensation:

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

Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 15,295,332 options and warrants issued of which 7,751,582 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from 2.7 years to 5 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53% to 122% based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. We have recorded $77,250 of option and warrant expense in the quarter ended March 31, 2009 and $164,500 for the six months ending March 31, 2009 relating to current vesting of historically granted stock options.

Note 6 — Notes, Commitments, and Contingencies:

Contractual Obligations as of the period ended March 31, 2009, are shown in the following table -

Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	Thereafter
Operating Lease(1)	$1,865,007	$662,713	$1,202,294	$—
Purchase Obligations(2)	32,814,587	32,814,587	—	—
To	$34,679,594	$33,477,300	$1,202,294	$—

(1)	Operating Lease Obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $38,264,635 of which, $5,450,048 has been paid on the obligations. Future scheduled payments are tied to progress made on the delivery of the associated equipment. There is an additional $624,857 of accounts payable currently due on these obligations.  The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

Note 7 — Subsequent Events:

Marketable Production Prototype Machine:

Under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties had agreed to build a machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by MVSystems, and as of the date of this report XsunX has never taken possession of the machine. Under the terms of a Separation Agreement between the parties dated May 30, 2008 MVSystems continues to have possession of the machine but advised the Company in April 2009 that it will not elect to exercise its purchase option for the machine which expired May 1, 2009. MVSystems further notified the Company that it would like to terminate its sub-lease rights of the Company’s facilities and its possession of the machine under the Separation Agreement effective April 30, 2009. An inspection of the machine by the Company on April 30 resulted in the determination that the machine continues to fail to meet contractual requirements and XsunX refused to accept the termination of the sub-lease and handover of the machine to XsunX. On May 4, 2009 XsunX provided MVSystems a notice asserting that MVSystems is in material default of the terms of the Separation Agreement. The parties are discussing options to rectify the contractual obligation deficiencies, the handover of the machine to XsunX, the termination of the sub-lease, and continued cooperation by the parties in the marketing and sale of the machine.

 Marketable Production Prototype Machine Sales Efforts

The Company received notice from MVSystems, Inc. in April 2009 that MVSystems was electing to not exercise its purchase rights under a Separation Agreement between the parties dated May 30, 2008 for the marketable prototype built by the parties for resale. Upon receipt of the notice the XsunX began efforts to market and sell the machine for its booked value of $1,417,000. We are engaged in efforts to solicit buyers which have resulted in purchase inquires. The Company is scheduling on-site demonstrations with interested parties in efforts to sell the machine. While we believe that under these efforts the sale of the machine may occur we cannot be assured that a sale of the machine will be finalized.

Marketable Production Prototype Sales Tax Dispute

Under a notice of default provided to XsunX in November 2008 by MVSystems, Inc., MVSystems has claimed that a sale of the production prototype machine to XsunX by MVSystems had occurred, and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim. MVSystems subsequently filed a request with the State of Colorado Department of Revenue for a determination on this matter without the consent of XsunX and for what the Company believes are strategic purposes related to the parties’ ongoing dispute over the machine. In March 2009 XsunX received notice from the State of Colorado offering determination that a sale had occurred and that sales tax and penalties in the amount of approximately $91,000 were due on what XsunX believes to be an incorrect basis cost for the machine of $1,775,000. The Company believes that the tax auditor’s findings contain material faults related to the interpretation of the transaction as a result of the information provided by MVSystems in their determination request. On April 10, 2009 the Company filed a protest and hearing request disputing the findings of the tax auditor and requested that the total tax liability determination be reversed. As of the date of this report we have not received a response form the Colorado State tax auditor office. While we believe that the material facts outlined within the auditor’s determination were based on information interpreted incorrectly and is likely to be reversed upon appeal, we have a potential contingent liability in the amount of $72,800 for tax on the actual basis cost of the machine of $1,417,000 for payment of this tax.

Reversal of Accounts Payable Invoice

In October 2008 the Company received an invoice in the amount of $2,500,000 related to the design and construction of thin film deposition equipment under a purchase order between a vendor and the Company. While the Company worked with the vendor to verify and approve the contractual compliance of the deliverables associated with the invoice the Company reported this invoice as a liability in its quarterly report for the period ended December 31, 2008 on Form 10Q. We have completed a review of the deliverables and the vendor’s compliance with contractual requirements and have determined that the deliverables under the invoice do not meet the required contractual specifications. For the period ended March 31, 2009 the Company has reversed the $2,500,000 accounts payable liability. Manufacturing Equipment in Progress has been reduced by $2,500,000. The Company may re-book this liability subject to the receipt of deliverables meeting the requirements under the purchase agreement.

Leased Facility Transactions

Effective April 1, 2009 the Company reduced its leased facilities at its Aliso Viejo, CA offices by approximately 50%. This resulted in associated reductions to monthly lease and facility expenses totaling approximately $2,000 leaving a monthly lease and facility liability of approximately $1,400.

The Company and Merix Corp., its landlord for the Company’s facilities located at its 23365 Halsey, Wood Village Oregon have agreed to the application of  approximately $99,000 in monthly lease and facility over-payments made by XsunX to Merix under monthly lease and facility billings that over stated actual insurance and property tax liabilities. This credit was applied to accrued monthly facility lease obligation in the period ended March 31, 2009.

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

Business Overview

XsunX, Inc. is a thin-film photovoltaic (“TFPV”) Company which is currently developing the infrastructure to manufacture high performance TFPV solar modules to address growth in demand for solar modules within the electrical power production markets, and to satisfy contractual commitments for the sale and delivery of approximately 19 megawatts of solar modules in 2010 and 2011 calendar periods. To accomplish this we are working to complete the execution of a plan to build a thin film solar module manufacturing facility located in the Portland Oregon, USA area.  We are working to complete the installation of our base production infrastructure and develop initial production capacities necessary to satisfy our contractual sales commitments.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THE SAME PERIOD IN 2008

Revenue:

The Company generated no revenues in the three month period ended March 31, 2009 and 2008. Additionally, there was no associated cost of sales

Sales, General and Administrative Expenses:

Sales, General and Administrative Expenses for the three month period ended March 31, 2009 totaled $849,806. This represents a decrease of $14,010 as compared to the same period in 2008 which totaled $863,816. The decreased operating expenses between the periods is primarily attributable to increased consulting expenses relating to the planning and preparation for our manufacturing facility, increased legal fees associated with the conclusion of several matters, an increase in rent expense for the manufacturing facility in Oregon, an increase in sales and property taxes related to equipment in Colorado and property taxes in Oregon, and higher wages and salaries cost. These increased costs were more than offset by reductions in travel expense, public relations expenses, research and development expenses, a refund of sales taxes charged in California that were not owed..  A comparative analysis of the period to period performance is provided below.

Salaries and Wages:

Salaries and wages for the three month period ended March 31, 2009 were $314,232 as compared to $283,575 during the same period in 2008. The increase of $30,656 was driven by an increase to salaries related to retention of key employees and the addition of new employee’s necessary for the launch of our plans to build and establish thin film solar module manufacturing infrastructure.  There were six full and part time employees at March 31, 2009 as compared to seven full time employees at December 31, 2008.  In March 2009, several employees were placed on furlough pending continued build out of the manufacturing facility, were changed from an employee to contract status or were placed on part time in an effort to conserve capital.

Professional Services:

Public relations and marketing expense for the three month period ended March 31, 2009 totaled $40,377 as compared to $134,230 during this same period in 2008. The decrease of $93,853 represents decreased utilization of public relations during the period after several quarters of intensive public relations efforts working on building brand and market awareness.

Consulting expenses for the three month period ended March 31, 2009 totaled $204,764 as compared to $108,803 during the same period in 2008, an increase of $95,961. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility and for the payment of board of director fees as well as the hiring of a contract HR manager to facilitate hiring in Oregon.  Payments to the Board of Directors and the scientific advisory committee have been suspended late in the period to conserve available cash.

Legal and accounting fees for the three month period ended March 31, 2009 totaled $77,096 as compared to $47,181 during the same period in 2008. This represents an increase of $29,915 largely driven by increased expenditures for legal services related to equipment and materials contract review and the efforts to defend claims by a third party for payment of fees for claimed services and higher review fees.

Travel and Entertainment:

Expenses for travel and entertainment were $21,071 for the three month period ended March 31, 2009. This compared to $62,386 for the same period in 2008. This decrease of $41,315 was a cost containment move to conserve cash by limited travel and entertainment expenses to high priority travel only.

Depreciation Expense:

Depreciation expense for the three months period ending March 31, 2009 has a non-cash impact of $40,337.  $643,770 of total fixed assets placed in service is depreciated using the straight line method of depreciation over periods ranging from three to five years.  Lease hold improvements are depreciated on a straight line basis over the life of the lease.

Forgiveness of Debt:

During the three months ended March 31, 2008, the Company wrote off the remainder of the accounts payable associated with the settlement agreement with MVSystems for a non-cash total of $287,381.  This represents potential liabilities that were eliminated as a result of the settlement agreement.

Option and Warrant Expenses:

Option and Warrant expense for the three month period ending March 31, 2009 was $77,250 as compared to $168,321 during the same period in 2008.  This reduction of $91,072 was related primarily to the vesting of current options and the cancellation of options that had vesting expenses in previous periods.

The net loss for the three months ended March 31, 2009 was $(679,026) as compared to a net loss of ($959,123) for the same period 2008. The decreased net loss of $280,097 includes (i) The operating expense changes discussed above, (ii) a decrease in interest income of $54,433 relating to the repayment of the Sencera note and associated interest income and (iii) a further write off of accounts payable associated with the settlement agreement with MVS of $287,381 which is no longer payable.

The associated net loss per share was less than one cent for the three month period ended March 31, 2009 and $(0.01) for the same period in 2008. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THE SAME PERIOD IN 2008

Revenue:

The Company generated no revenues in the six-month period ended March 31, 2009 and 2008. Additionally, there was no associated cost of sales.

Sales, General and Administrative Expenses:

Sales, General and Administrative Expenses for the six month period ended March 31, 2009 totaled $1,986,119. This represents an increase of $673,405 as compared to the same period in 2008 which totaled $1,312,714. The increase in operating expenses between the periods is primarily attributable to increased consulting expenses relating to the planning and preparation for our manufacturing facility, increased legal fees associated with the conclusion of several matters, an increase in rent expense for the manufacturing facility in Oregon, an increase in sales and property taxes related to equipment in Colorado and property taxes in Oregon., and higher wages and salaries cost. These increased costs were partially offset by reductions in research and development, public relations and travel expense.  A comparative analysis of the period to period performance is provided below.

Salaries and Wages:

Salaries and wages for the six month period ended March 31, 2009 were $694,440 as compared to $519,091 during the same period in 2008. The increase of $175,349 was driven by an increase to salaries related to retention of key employees and the addition of new employee’s necessary for the launch of our plans to build and establish thin film solar module manufacturing infrastructure.  There were six full and part time employees at March 31, 2009 as compared to seven full time employees at December 31, 2008.  In March 2009, several employees were placed on furlough pending continued build out of the manufacturing facility, were changed from an employee to contract status or were placed on part time in an effort to conserve capital.

Professional Services:

Public relations and marketing expense for the six month period ended March 31, 2009 totaled $137,742 as compared to $202,904 during this same period in 2008. The decrease of $65,162 represents decreased utilization of public relations during the period after several quarters of intensive public relations efforts working on building brand and market awareness.

Consulting expenses for the six month period ended March 31, 2009 totaled $263,241 as compared to $139,789 during the same period in 2008, an increase of $123,452. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility and for the payment of board of director fees as well as the hiring of a contract HR manager to facilitate hiring in Oregon.  Payments to the Board of Directors and the scientific advisory committee have been suspended late in the period to conserve available cash.

Legal and accounting fees for the six month period ended March 31, 2009 totaled $201,936 as compared to $57,509 during the same period in 2008. This represents an increase of $144,427 largely driven by increased expenditures for legal services related to equipment and materials contract review and the efforts to defend claims by a third party for payment of fees for claimed services and higher audit fees related to the re-audit of the September 30, 2006 and 2008 financial statements.

Travel and Entertainment:

Expenses for travel and entertainment were $50,908 for the six month period ended March 31, 2009. This compared to $94,339 for the same period in 2008. This decrease of $43,431 was a cost containment move to conserve cash by limited travel and entertainment expenses to high priority travel only.

Depreciation Expense:

Depreciation expense for the six months period ending March 31, 2009 has a non-cash impact of $77,389.  $643,770 of total fixed assets placed in service is depreciated using the straight line method of depreciation over periods ranging from three to five years.  Lease hold improvements are depreciated on a straight line basis over the life of the lease.

Forgiveness of Debt:

During the six months ended March 31, 2008, the Company wrote off the remainder of the accounts payable associated with the settlement agreement with MVSystems for a non-cash total of $287,381.  This represents potential liabilities that were eliminated as a result of the settlement agreement.

Option and Warrant Expenses:

Option and Warrant expense for the six month period ending March 31, 2009 was $154,500 as compared to $336,644 during the same period in 2008.  This reduction of $182,143 was related primarily to the vesting of current options and the cancellation of options that had vesting expenses in previous periods.

The net loss for the six months ended March 31, 2009 was $(1,918,638) as compared to a net loss of ($1,559,859) for the same period 2008. The increased net loss of $358,779 includes (i) The operating expense changes discussed above, (ii) a decrease in interest income of $109,605 relating to the repayment of the Sencera note and associated interest income, and (iii) a further write off of accounts payable associated with the settlement agreement with MVS of $287,381 which is no longer payable.

The associated net loss per share was $(0.01) for the six month period ended March 31, 2009 and $(0.01) for the same period in 2008. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at March 31, 2009 of $957,387, a as compared to cash of $2,389,218as of September 30, 2008. The Company had net working capital of $776,650 as compared to a net working capital of $3,321,294 at September 30, 2008. Cash flow used in operating activities during the six-month period ended, March 31, 2009, was $562,935 as compared to a use of cash of $806,490 for the same period 2008. The primary driver of this change was an increase in accounts payable.

Contractual Obligations as of the period ended March 31, 2009 are shown in the following table -

Contractual Obligations
	Total	Less than 1 Year	1 - 3 Years	Thereafter
Operating Lease(1)	$1,865,007	$662,713	$1,202,294	$—
Purchase Obligations(2)	32,814,587	32,814,587	—	—
To	$34,679,594	$33,477,300	$1,202,294	$—

(1)	Operating Lease Obligations consist of the lease on the Company’s Manufacturing facility in Wood Village, OR and an Administrative facility in Golden, CO.

(2)
Represents the total contractual purchase obligations represented by purchase orders for manufacturing equipment. The total obligations under these agreements is $38,264,635 of which, $5,450,048 has been paid on the obligations. Future scheduled payments are tied to progress made on the delivery of the associated equipment. There is an additional $624,857 of accounts payable currently due on these obligations.  The timing of these payments may vary due to the progress actually made by the vendors.

The estimated contract cost in item (2) above may be higher or lower based on final costs. The Company has not booked any contingency for cost overruns.

For the six months ended March 31, 2009, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) an additional $600,000 cash from the issuance of common stock to Fusion Capital.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended March 31, 2009, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  As of May 15, 2009, the Company’s stock was trading at approximately $0.15 and therefore, the Company is not presently able to draw down on this financing arrangement. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, including, without limitation, the installation of our planned production in Oregon, which would have a material adverse affect on our business.

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

 Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the periods ended March 31, 2009 and 2008 was $679,026 and $959,122, respectively.  Net loss for the six months ended March 31, 2009 and 2008 was $ 1,918,637 and $1,559,859, respectively.  Net cash used in operations was $562,935 and net cash used in operations was $(806,490) for the six months ended March 31, 2009 and 2008, respectively. From inception through March 31, 2009, we had an accumulated deficit of $22,993,705.

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

We will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to complete the installation of our planned annum production capacity, and financing may be unavailable or available only on disadvantageous terms which could cause the Company to curtail its business operations and delay the execution of its business plan

We have in the past experienced substantial losses and negative cash flow from operations during our development stage and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business, including capital expenditures to install our planned production capacity.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  As of May 15, 2009, the Company’s stock was trading at approximately $0.15 and therefore, the Company is not presently able to draw down on this financing arrangement.  Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and install or expand our manufacturing operations and sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, including, without limitation, the installation of our planned production in Oregon, which would have a material adverse affect on our business.

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

We are working to establish our manufacturing capacity for TFPV products in order to meet anticipated demand, and our revenues and profits may decrease if we are unable to successfully complete our planned manufacturing capacity and then sell our TFPV products at volumes to match our available production capacity.

We are working to establish initial manufacturing capacity and plan to expand manufacturing capacity as rapidly as possible. This plan includes adding a new facility in Oregon. We will be installing and testing the equipment for this manufacturing facility internally and through third parties. We may experience delays, additional or unexpected costs and other adverse events in connection with our projects, including those associated with the equipment we purchase from third parties. Additionally, there can be no assurance that market demand will absorb our manufacturing capacity or that our marketing capabilities will be successful. As a result, we may not be able to realize revenues and profits based upon the expected capacity, or we may experience delays or reductions in these revenues and profits, and our business could be materially adversely affected.

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

The loss of strategic relationships used in the development of our products and the systems and components to our planned manufacturing system could impede our ability to complete and produce our product and/or our initial manufacturing system and may have a material adverse affect on our business

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide systems design, assembly and support. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect It’s Trading And Liquidity.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

Changes to Plan of Operations

In response to the slowdown in the global economy affecting the credit and equities markets which has limited the Company’s access to financing, in the period ended March 31, 2009, the Company began working to prepare an alternate plan of operations to better address these limitations. In an effort to reduce initial business development capital requirements the Company has worked to re-size planned manufacturing capacities to more closely match existing solar module sales agreements for product deliveries in 2010 and 2011. Through the implementation of revised plans the Company believes that initial production capacities could be reduced by approximately 50% from 25MW to approximately 13MW which the Company then anticipates could be scaled to approximately 20MW of production once fully optimized. While the Company continues to work to secure additional financing for its planned operations, it has implemented cost reductions to salaries, facility costs, and day to day operations which have resulted in a reduction in monthly operating costs by approximately 30% and the use of cash by approximately 45% compared to average monthly operating costs in the January and February periods 2009.

Marketable Production Prototype Machine and Facilities Sublease

Under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties had agreed to build a machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. This production machine was never brought operational due to the failure to meet contractual requirements of the machine by MVSystems, and as of the date of this report XsunX has never taken possession of the machine. Under the terms of a Separation Agreement between the parties dated May 30, 2008 MVSystems continues to have possession of the machine but advised the Company in April 2009 that it will not elect to exercise its purchase option for the machine which expired May 1, 2009. MVSystems further notified the Company that it would like to terminate its sub-lease rights of the Company’s facilities and its possession of the machine under the Separation Agreement effective April 30, 2009. An inspection of the machine by the Company on April 30 resulted in the determination that the machine continues to fail to meet contractual requirements and XsunX refused to accept the termination of the sub-lease and handover of the machine to XsunX. On May 4, 2009 XsunX provided MVSystems a notice asserting that MVSystems is in material default of the terms of the Separation Agreement. The parties are discussing options to rectify the contractual obligation deficiencies, the handover of the machine to XsunX, the termination of the sub-lease, and continued cooperation by the parties in the marketing and sale of the machine.

 Marketable Production Prototype Machine Sales Efforts

The Company received notice from MVSystems, Inc. in April 2009 that MVSystems was electing to not exercise its purchase rights under a Separation Agreement between the parties dated May 30, 2008 for the marketable prototype built by the parties for resale. Upon receipt of the notice the XsunX began efforts to market and sell the machine for its booked value of $1,417,000. We are engaged in efforts to solicit buyers which have resulted in purchase inquires. The Company is scheduling on-site demonstrations with interested parties in efforts to sell the machine. While we believe that under these efforts the sale of the machine may occur we can not be assured that a sale of the machine will be finalized.

Marketable Production Prototype Sales Tax Dispute

Under a notice of default provided to XsunX in November 2008 by MVSystems, Inc., MVSystems has claimed that a sale of the production prototype machine to XsunX by MVSystems had occurred, and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim. MVSystems subsequently filed a request with the State of Colorado Department of Revenue for a determination on this matter without the consent of XsunX and for what the Company believes are strategic purposes related to the parties’ ongoing dispute over the machine. In March 2009 XsunX received notice from the State of Colorado offering determination that a sale had occurred and that sales tax and penalties in the amount of approximately $91,000 were due on what XsunX believes to be an incorrect basis cost for the machine of $1,775,000. The Company believes that the tax auditor’s findings contain material faults related to the interpretation of the transaction as a result of the information provided by MVSystems in their determination request. On April 10, 2009 the Company filed a protest and hearing request disputing the findings of the tax auditor and requested that the total tax liability determination be reversed. As of the date of this report we have not received a response form the Colorado State tax auditor office. While we believe that the material facts outlined within the auditor’s determination were based on information interpreted incorrectly we have assigned a contingency in the amount of $72,800 for tax on the actual basis cost of the machine of $1,417,000 for payment of this tax.

Reversal of Accounts Payable Invoice

In October 2008 the Company received an invoice in the amount of $2,500,000 related to the design and construction of thin film deposition equipment under a purchase order between a vendor and the Company. While the Company worked with the vendor to verify and approve the contractual compliance of the deliverables associated with the invoice the Company reported this invoice as a liability in its quarterly report for the period ended December 31, 2008 on Form 10Q. We have completed a review of the deliverables and the vendor’s compliance with contractual requirements and have determined that the deliverables under the invoice do not meet the required contractual specifications. For the period ended March 31, 2009 the Company has reversed the $2,500,000 accounts payable liability. Manufacturing Equipment in Progress has been reduced by $2,500,000. The Company may re-book this liability subject to the receipt of deliverables meeting the requirements under the purchase agreement.

Facility Transactions

Effective April 1, 2009 the Company reduced its leased facilities at its Aliso Viejo, CA offices by approximately 50%. This resulted in associated reductions to monthly lease and facility expenses totaling approximately $2,000 leaving a monthly lease and facility liability of approximately $1,400.

The Company and Merix Corp., its landlord for the Company’s facilities located at its 23365 Halsey, Wood Village Oregon have agreed to the application of  approximately $99,000 in monthly lease and facility over-payments made by XsunX to Merix under monthly lease and facility billings that over stated actual insurance and property tax liabilities. This credit was applied to accrued monthly facility lease obligation in the period ended March 31, 2009.

Adjustments to Sales Agreements

The Company has previously disclosed that it had entered into sales agreements valued at approximately $47 million dollars for the delivery of 19 megawatts of solar modules spanning the 2009 and 2010 calendar periods. As of the date of this report these agreements have been modified to provide for a change in delivery periods and pricing. The revised agreements now have an aggregate value of approximately $43 million and provide for the delivery of solar modules to spanning the 2010 and 2011 calendar periods.

Employee Incentive Option Grants

During the period ended March 31, 2009, and in connection with the Company’s policy to incentivize employees whose contribution is deemed to influence the Company’s efforts to prepare, install, and operate solar module manufacturing capabilities, and as part of reductions to salaries the Company authorized employment incentive option grants to the following employees at an exercise price per share of $0.16. The options have a 5 yea r exercise terms and vest in conjunction with employment and performance milestones based vesting schedule as described below:

Name	Date of Grant	Amount	Type of Grant	Exercise Price	Term
Vanessa Watkins	March 31, 2009	115,000	Incentive	$0.16	5 yr.
Joseph Grimes	March 31, 2009	2,500,000	Incentive	$0.16	5 yr.
Robert G. Wendt	March 31, 2009	2,500,000	Incentive	$0.16	5 yr.

The vesting schedule for Vanessa Watkins is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	38,333 shares shall vest on April 1, 2009 and thereafter 38,333 shall vest and become exercisable at the rate of 38,333 shares per year of continuous employment.

The vesting schedule for Mr. Grimes and Mr. Wendt is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following employment and performance milestones:

(a)	208,333 shares shall vest on April 1, 2009 and thereafter 208,333 shall vest per each XsunX fiscal calendar quarter of continuous employment from the date of grant.

(b)
In the event of a sale or merger of all or substantially all of the Company’s assets to an acquiring party following which the Company would not be a surviving operating entity, the Company will provide Optionee a fifteen (15) day prior notice of such proposed event providing for immediate vesting of all remaining unvested Options.

(c)
All remaining unvested Options shall vest and become exercisable upon the assembly and third party validation of a functioning XsunX manufactured solar module producing a 10% frame to frame average DC power conversion rating under standard test conditions (STC), and the subsequent sale and delivery of a solar module manufactured by XsunX meeting similar specifications.

The vesting schedule for Vanessa Watkins is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee of the following performance milestones as they may relate to the Company’s phased build out plan for a solar module manufacturing facility:

(a)	38,333 shares shall vest on April 1, 2009 and thereafter 38,333 shall vest and become exercisable at the rate of 38,333 hares per year of continuous employment.

Item 6. Exhibits and reports on Form 8-K -

1. The following is a list of Current Reports filed by the Company in the period ended March 31, 2009. These reports are filed as part of this report:

Reports on Form 8-K:	Date Filed

Report on Form 8-K related to a letter to shareholders explaining filing issuer status.	1/7/2009

Report on Form 8-K related to a press release announcing a 4MW sales order.	1/15/2009

Report on Form 8-K related to a press release letter to shareholders providing an overview of the topics discussed in an open call conference with shareholders by management.	2/19/2009

The following is a list of Current Reports on Form 8-K filed by the Company subsequent to the period ended March 31, 2009. These reports are filed as part of this report:

Report on Form 8-K related to the appointment by the Company’s board of principal officers.	4/21/2009

Amended Report on Form 8-K/A related to the appointment by the Company’s board of principal officers amended to include press release exhibit announcing appointments.	4/21/2009

2. Exhibits:

EXHIBIT	DESCRIPTION

10.1	Press release announcing 4MW sales order. (1)
10.2	Press release letter to shareholders regarding conference call with shareholders. (2)
10.3	Press release announcing appointment of principal officers. (3)
31.1	Sarbanes-Oxley Certification
31.2	Sarbanes-Oxley Certification
32.1	Sarbanes-Oxley Certification
32.2	Sarbanes-Oxley Certification

(1)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 15, 2009.
(2)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated February 19, 2009.
(3)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission dated April 21, 2009.

EXHIBIT	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002	Provided herewith
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 18, 2009	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive Officer

Dated: May 18, 2009	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer