Form 10-Q
period 2009-06-30
XSUNX INC
filed 2009-08-10
CIK 1039466

FORM 10-Q

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended June 30, 2009

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

Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock issued and outstanding as of August 10, 2009 was 189,342,437.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Balance Sheets June 30, 2009 (unaudited) and September 30, 2008	3

Statements of Operations for the three and nine months ended June 30, 2009 and 2008, and the period February 25, 1997 (inception) to June 30, 2009 (unaudited)	4

Statements of Cash Flows for the nine months ended June 30, 2009 and 2008, and the period February 27, 1997 (inception) to June 30, 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1a.Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	23

XsunX, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash	$603,354	$2,389,218
Inventory Held for Sale	1,417,000	1,417,000
Prepaid Expenses	12,656	11,986

Total current assets	2,033,010	3,818,204

Fixed assets:
Office & Misc. Equipment	51,779	50,010
Research and Development Equipment	469,382	435,910
Leasehold Improvements	122,680	89,825
Total Fixed Assets	643,841	575,745
Less: Accumulated Depreciation	(417,285)	(299,559)

Net fixed assets	226,556	276,186

Other assets:
Manufacturing Equipment in Progress	1,725,500	5,824,630
Security Deposit	5,815	5,815

Total other assets	1,731,315	5,830,445

TOTAL ASSETS	$3,990,881	$9,924,835

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$1,529,683	$465,953
Accrued Expenses	27,196	30,957

Total current liabilities	1,556,879	496,910

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
shares authorized; no shares issued and outstanding	-	-
Common Stock, no par value; 500,000,000 shares authorized;
189,342,437 shares issued and outstanding at June 30, 2009
and 186,292,437 shares issued and outstanding at September 30, 2008	23,224,369	22,613,369
Paid in Capital - Common Stock Warrants	3,034,481	2,641,412
Additional Paid in Capital	5,248,213	5,248,213
(Deficit) accumulated during the development stage	(29,073,061)	(21,075,069)
Total stockholders' equity	2,434,002	9,427,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,990,881	$9,924,835

The Accompanying Notes are an Integral Part of These Financial Statements

XsunX, Inc.
(A Development Stage Company)
Statements of Operations
(UNAUDITED)

					Feb. 25, 1997
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue
Service Income	$-	$-	$-	$-	$14,880

Total Revenue	-	-	-	-	14,880

Expenses:

Selling, General and Administrative Expense	555,603	709,125	2,541,722	2,021,837	13,822,822

Depreciation	40,337	23,893	117,726	47,523	552,839

Impairment of Asset	5,240,000	-	5,240,000	-	6,444,459

Option / Warrant Expense	238,568	168,322	393,069	504,966	3,308,671

Total Operating Expenses	6,074,508	901,340	8,292,517	2,574,326	24,128,791

Other (Income) Expense
Interest Expense	5,274	263	5,274	1,054	96,567
Interest Income	(428)	(47,461)	(4,937)	(161,575)	(444,987)
Legal Settlement	-	-	-	-	(1,100,000)
Loan Fees	-	-	-	-	7,001,990
Other - Non Operating	-	186	(7,481)	381	(2,266)
Forgiveness of Debt	-	-	(287,381)	-	(592,154)

Total Other (Income) Expense	4,846	(47,012)	(294,525)	(160,140)	4,959,150

Net (Loss)	$(6,079,354)	$(854,328)	$(7,997,992)	$(2,414,186)	$(29,073,061)

Per Share Information:
Basic and Diluted
Weighted average number of
common shares outstanding	189,342,437	176,107,775	189,026,503	173,085,015

Net (Loss) per Common Share	$(0.03)	$(0.00)	$(0.04)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements

XsunX, Inc.
(A Development Stage Company)
Statements of Cash Flows
(UNAUDITED)

			Feb. 25, 1997
	Nine Months Ended June 30,		(Inception) to June 30,
	2009	2008	2009

Cash Flows from Operating Activities:
Net (Loss)	$(7,997,992)	$(2,414,186)	$(29,073,061)

Adjustments to reconcile net loss to cash used in
operating activities:
Issuance of Common Stock for Interest	-	-	241,383
Issuance of Common Stock for Services	11,000	-	1,599,251
Amortization of Cornell financing warrants, commitment fees and beneficial conversion	-	-	5,685,573
Option / Warrant Expense	393,069	504,966	3,308,671
Asset Impairment	5,240,000	-	6,444,459
Depreciation	117,726	47,523	552,839

Changes in Operating Assets and Liabilities:
Decrease(Increase) in Inventory Held for Sale	-	88,250	(1,417,000)
Decrease(Increase) in Prepaid Expense	(670)	54,377	(12,656)
Decrease (Increase) in Other Assets	-	-	(5,815)
Increase (Decrease) in Accounts Payable	1,063,730	(267,355)	3,135,972
Increase (Decrease) in Accrued Expenses	(3,761)	90,219	27,196

Net Cash Flows Used in Operating Activities	(1,176,898)	(1,896,206)	(9,513,188)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(68,096)	(2,460,890)	(643,841)
Purchase of Marketable Prototype and Patent	-	-	(1,780,396)
Purchase of Manufacturing Equipment and Facilities - In process	(1,140,870)	-	(6,965,499)
Payments on Note Receivable	-	-	(1,500,000)
Receipts on Note Receivable	-	1,500,000	1,500,000
Accrued Interest Earned on Notes Receivable	-	143,452	-

Net Cash Flows Used in Investing Activities	(1,208,966)	(817,438)	(9,389,736)

Cash Flows from Financing Activities:
Proceeds from Warrant Conversion	-	(182,320)	3,306,250
Proceeds from Debentures	-	-	5,850,000
Net Proceeds from Sale of Common Stock	600,000	5,700,000	10,350,028

Net Cash Flows Provided by Financing Activities	600,000	5,517,680	19,506,278

Net Increase (Decrease) in Cash	(1,785,864)	2,804,036	603,354

Cash and cash equivalents - Beginning of period	2,389,218	1,773,748	-

Cash and cash equivalents - End of period	$603,354	$4,577,784	$603,354

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Interest	$-	$1,054	$119,617
Income Taxes	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
 Notes to Financial Statements
June 30, 2009
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

Operating results for the nine month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008, included in the Company’s Annual Report on Form 10-K\A, as filed with Securities and Exchange Commission.

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

In the three months ended June 30, 2008, the total impact of the restatement was an increase in net loss of $167,185. $168,322 resulted from increased option and warrant expense, and $1,137 of other expense adjustments.

In the nine months ended June 30, 2008, the total impact of the restatement was a decreased net loss of $870,648.  $803,899 resulted from decreased option and warrant expense, $77,882 increase in interest income and $11,133 of other expense adjustments.

Reclassification:  Certain amounts in the prior year financials have been reclassified to conform to the current year presentation.

Note 3 — Going Concern:

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the nine months ended June 30, 2009 was $7,997,992. In addition, the Company has an accumulated deficit of $29,073,061 since inception.

The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be successful in licensing our technologies and developing joint venture manufacturing relationships, and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a material adverse impact on us.

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended June 30, 2009, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business.  The Company needs to raise additional capital to complete its operational plan.

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

Financing

There were no shares issued for financing during the quarter ended June 30, 2009

In the nine months ended June 30, 2009, there was a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the U.S. Securities and Exchange Commission on April 10, 2008, the Company has sold 3,000,000 shares of common stock at a price of $0.20 each, for total proceeds of $600,000 to Fusion Capital Fund II, LLC during the three months ending December 31, 2008.

Pursuant to the S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through December 31, 2008, approximately 18,347,581 shares for a total investment of $5,800,000.  These shares were sold at various pricing between $0.405 and $0.20 per share.  Including 3,500,000 shares issued to Fusion as financing commitment shares leaving 18,152,419 registered shares available for future sales. The registration statement is currently not available for use for sales to Fusion.

Issuance of Shares for Services

There were no shares issued for services during the quarter ended June 30, 2009

For the nine months ended June 30, 2009, the Company issued 50,000 shares of its restricted common stock in connection with a services agreement to provide marketing and financing service to the Company.  The shares were valued at $0.22 per share, the share price on the date the agreement was reached.  The agreement ended on December 31, 2008.

Employee Incentive Option Grants

During the three month period ended June 30, 2009, the Company did not authorize any employee incentive grants.
A summary of option/ warrant activity for the nine month period ended June 30, 2009 is as follows:

	Number of Options / Warrants	Weighted- Average Exercise Price	Accrued Options / Warrants Vested	Weighted- Average Exercise Price

Outstanding, September 30, 2007	17,312,000	$0.33	8,270,500	$0.38

Granted 2008	7,133,332	$0.53	5,048,332	$0.53
Exercised/Cancelled	(14,500,000)	$0.19	(7,000,000)	$0.19
Vested			825,000	$0.46
Outstanding, September 30, 2008	9,945,332	$0.29	7,143,832	$0.36

Granted 2009	5,350,000	$0.17	526,666	$0.17
Exercised/Cancelled		$-	-	$-
Vested			916,875	$0.18
Outstanding, June 30, 2009	15,295,332	$0.25	8,587,373	$0.31

At June 30, 2009 the range of warrant/option prices for shares under warrants/options not exercised and the weighted-average remaining contractual life is as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Option/ Warrant Prices	Number of Options/ Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yr)	Number of Options/ Warrants	Weighted- Average Exercise Price

$ 0.16	5,115,000	$0.16	5.0	735,000	$0.16
$ 0.20	250,000	$0.20	4.3	250,000	$0.20
$ 0.36	4,035,000	$0.36	4.0	2,007,041	$0.36
$ 0.41	100,000	$0.41	3.9	100,000	$0.41
$ 0.45	100,000	$0.45	3.6	100,000	$0.45
$ 0.46	1,650,000	$0.46	3.3	1,350,000	$0.46
$ 0.50	1,666,666	$0.50	4.1	1,666,666	$0.50
$ 0.51	500,000	$0.51	2.8	500,000	$0.51
$ 0.53	100,000	$0.53	3.4	100,000	$0.53
$ 0.75	1,666,666	$0.75	4.1	1,666,666	$0.75
$ 1.69	112,000	$1.69	2.5	112,000	$1.69

	15,295,332			8,587,373

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

Forfeiture rates are based on the Company’s historical data and future estimates for stock option forfeitures. There are 15,295,332 options and warrants issued of which 8,587,373 are vested. The exercise price range for the Company’s options and warrants are $0.15 to $1.69. The weighted average remaining life of the option and warrant grants range from 2.5 years to 5 years. We have based our expected volatility on the historical performance of our stock adjusted for extreme period of volatility that resulted from unusual events. The range of volatility for our options and warrants is 53% to 122% based on the specific grant. The risk free interest rate used in our calculation was 3.54%. Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. We have recorded $238,568 of option and warrant expense in the quarter ended June 30, 2009 and $393,069 for the nine months ending June 30, 2009 relating to current vesting of historically granted stock options.

Note 6 — Asset Valuation:

In response to changes within the financial markets and solar industry in the three month period ended June 30, 2009 the Company modified its business development efforts. The change to operation and business development plans required the review and valuation assessment of each of the assets that make up the total under the Company’s Manufacturing Equipment in Process account. The review has resulted in a write down of certain assets related to the Company’s efforts to establish amorphous silicon solar module manufacturing infrastructure that the Company does not anticipate utilizing under its new plan. This impairment resulted in an expense of $5,240,000 and an elimination of $260,000 of accounts payable from the associated vendors as a result of the Company’s decision to no longer purchase the equipment for a total impact on Other Assets – Manufacturing Equipment in Progress of $5,500,000. This represents a total write down to zero for the portion of the Company’s Manufacturing Equipment in Process account that cannot be utilized in the amorphous silicon solar module manufacturing infrastructure that the Company does not anticipate using.  The valuation adjustment was the result of an analysis of certain significant unobservable events and the inputs used in determining the amount of the valuation adjustment include the decision to move to new manufacturing technology, the Company’s determination that it does not intend to use this equipment in the new manufacturing technology, the current state of the financial markets ability to finance the equipment and the discussions with the vendors of the equipment regarding the Company’s intent to not pursue the acquisition of the equipment.  As these assets are not in service, there was no impact to depreciation expense or accumulated depreciation.  This is a non-cash expense item for the quarter ending June 30, 2009.

The remaining value in the Company’s Manufacturing Equipment in Process account of $1,725,500 was not adjusted for fair value as the Company anticipates utilizing that equipment in its new manufacturing technology.

While the Company continues to work to secure additional financing for its planned operations, it has implemented cost reductions to salaries, facility costs, and day to day operations which have resulted in a reduction in monthly operating costs by approximately 30% and the use of cash by approximately 45% compared to average monthly operating costs in the January and February periods 2009.  As a result of this change in the Company’s plan of operation, the value of certain assets that were to be exclusively used under the Company’s previous plan have been written down.

Note 7 — Notes, Commitments, and Contingencies:

Leased Facility Transactions

Effective April 1, 2009 the Company reduced its leased facilities at its Aliso Viejo, CA offices by approximately 50%. This resulted in associated reductions to monthly lease and facility expenses totaling approximately $2,000 leaving a monthly lease and facility liability of approximately $1,400.

The Company and Merix Corp., its landlord for the Company’s facilities located at its 23365 Halsey, Wood Village Oregon have agreed to the application of  approximately $99,000 in monthly lease and facility over-payments made by XsunX to Merix under monthly lease and facility billings that over stated actual insurance and property tax liabilities. This credit was applied to accrued monthly facility lease obligation in the period ended  March 31, 2009. As of June 30, 2009, the Company had booked as a liability approximately $225,000 in unpaid rent liabilities to Merix under the terms of the sub-lease agreement.  That liability is included in accounts payables in the financial statements.   The amount of unpaid liabilities increases at approximately $53,000 per month.  The Company is working with Merix to either negotiate alternate lease terms or to terminate the lease. There is a $106,000 letter of credit that supports these lease payments backed by a segregated cash account of the Company.

The Company extended the lease at its Golden, Colorado facility for an additional three months expiring on September 30, 2009 at the lease rate of $1,790 per month plus $945.00 in triple net for a total of $2,735 per month

Marketable Production Prototype Machine:

Under the terms of an Expanded Use License Agreement dated October 12, 2005 between XsunX and MVSystems, Inc. the parties had agreed to build a machine to prove technology for intended resale and split any associated profits from the sale of the machine 50/50. As of the date of this report XsunX has taken possession of the machine. An inspection of the machine by the Company on April 30 resulted in the determination that the machine continues to fail to meet contractual requirements and on May 4, 2009 XsunX provided MVSystems a notice asserting that MVSystems is in material default of the terms of the Separation Agreement. No resolution to this notice of default has been agreed to by the parties.

Marketable Production Prototype Machine Sales Efforts

XsunX is engaged in efforts to market and sell a production prototype machine for its booked value of $1,417,000. We are engaged in efforts to solicit buyers which have resulted in purchase inquires. The Company is scheduling on-site demonstrations with interested parties in efforts to sell the machine. While we believe that under these efforts the sale of the machine may occur we cannot be assured that a sale of the machine will be finalized.

Marketable Production Prototype Sales Tax Dispute

Under a notice of default provided to XsunX in November 2008 by MVSystems, Inc., MVSystems has claimed that a sale of the production prototype machine to XsunX by MVSystems had occurred, and that state sales tax in the amount of approximately $60,000 is due. XsunX disputes this claim. MVSystems subsequently filed a request with the State of Colorado Department of Revenue for a determination on this matter without the consent of XsunX and for what the Company believes are strategic purposes related to the parties’ ongoing dispute over the machine. In March 2009 XsunX received notice from the State of Colorado offering determination that a sale had occurred and that sales tax and penalties in the amount of approximately $91,000 were due on what XsunX believes to be an incorrect basis cost for the machine of $1,775,000. The Company believes that the tax auditor’s findings contain material faults related to the interpretation of the transaction as a result of the information provided by MVSystems in their determination request. On April 10, 2009 the Company filed a protest and hearing request disputing the findings of the tax auditor requesting that the total tax liability determination be reversed. As of the date of this report we have not received a response from the Colorado State tax auditor office. While we believe that the material facts outlined within the auditor’s determination were based on information interpreted incorrectly and is likely to be reversed upon appeal, we have a potential contingent liability in the amount of $72,800 for tax on the actual basis cost of the machine of $1,417,000 for payment of this tax.

Note 8 — Subsequent Events:

Management evaluated the subsequent events as of August 10, 2009, the date the financial statements were issued.  Management has found no material or reportable subsequent events as of this date.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause XsunX's actual results to be materially different from any future results expressed or implied by XsunX in those statements. Important facts that could prevent XsunX from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize or license its technology ;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable.  The Company may not be able to successfully develop or license its technology, and the Company may not be able to attract or retain qualified executives and technology personnel.  Additionally, the Company's products and services may become obsolete, government regulation may hinder the Company's business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options.  These and other risks are inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q , Annual Reports on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's change in business development efforts and new technology opportunities, these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

Business Overview

In response to unprecedented changes within the capital finance markets, and resulting changes to the solar industry that have limited access to capital and slowed growth in demand for certain solar technologies, XsunX has been exploring opportunities to combine the Company’s thin film expertise with advances in manufacturing technologies from related industries that we believe may work together to overcome current solar technology manufacturing limitations.

These efforts have resulted in the development of a new plan of operations that have modified the Company’s plans to directly establish product manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believed provides an opportunity for XsunX to combine proven thin film solar processes with state-of-the-art mature magnetic media thin film manufacturing technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency and production yields, and lower the costs for the production of high efficiency Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. We plan to generate revenues through the licensing of this manufacturing technology and the establishment of joint venture manufacturing infrastructure with our licensees.

Under our new plan of operations, we are working to establish a complete process that delivers proprietary new high rate, high efficiency, and low cost front end thin film solar cell manufacturing systems coupled with customized backend solar module assembly and packaging systems to deliver low cost products based on the use of the CIGS solar thin film absorber. We anticipate that this system, when completed, will initially produce individual 125mm format (about 5” square) wafers or solar cells, eventually scaling to 156mm and 215mm formats (about 6” and 8” squares), at per hour production rates we believe will provide exceptional commercial opportunities. These wafers on flexible metallic foil are similar in size to silicon wafers used in nearly all solar modules manufactured today. We believe that system features and advantages for this new manufacturing method and resulting thin film CIGS solar cell include:

▪
Performance: System architecture is derived from proven hard disc drive deposition systems that account for the production of over 600 million disks per year – equivalent to nearly 3GWp per year if this output were solar cells.

▪
Factory Efficient and Flexible: Small system footprint allows for increased megawatt (MW) production of solar product per factory square foot. Modular production systems require as little as 2,500 sq. ft. and can be added in stages.

▪	Multi-Industry/Application Solution: Production system and technology can produce either just solar cells or complete solar modules offering opportunities for manufacturers:
▪	Seeking to provide a low cost per watt drop in replacement for Poly-Si or c-Si silicon wafers to a large group of solar module assemblers
▪	Of building integrated photovoltaic (BIPV) products that require the use of small flexible solar cells that can be adapted for use in a multitude of different shaped and sized solar BIPV products
▪	Existing Semi-Conductor and Hard Disc Drive companies seeking ways to put idle floor space or systems to work in the green economy
▪
Thin film solar module manufacturers looking to break the barriers to the production of large area, low cost, high efficiency thin film solar modules capable of delivering better value than silicon module solutions

It is our belief that by leveraging the manufacturing processes from the HDD industry and adapting them to thin-film solar technologies, we can reduce the cost per watt for solar to well below $1 per watt, thereby making solar a viable alternative in the energy field.  Furthermore, it is our belief that our expertise, experience and proprietary technology in this area will allow us to seek joint ventures with larger companies thereby generating revenue streams through licensing fees and manufacturing royalties.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE SAME PERIOD IN 2008

Revenue:

The Company generated no revenues in the three month periods ended June 30, 2009 and 2008. Additionally, there was no associated cost of sales.

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses for the three month period ended June 30, 2009 totaled $555,603. This represents a decrease of $153,522 as compared to the same period in 2008 which totaled $709,125. The decreased operating expenses between the periods is primarily attributable to decreased payroll expenses, legal and accounting fees and travel and entertainment fees, partially offset by increased rent and research and development expenses.  A comparative analysis of the period to period performance is provided below.

Salaries and Wages:

Salaries and wages for the three month period ended June 30, 2009 were $184,544 as compared to $315,166 during the same period in 2008. The decrease of $130,622 was driven by reduced salaries and fewer employees on the payroll during the period to manage the expense burn rate of the Company.  There were six full and part time employees at June 30, 2009.  In March 2009, several employees were placed on furlough, were changed from an employee to contract status or were placed on part time in an effort to conserve capital.

Professional Services:

Public relations and marketing expense for the three month period ended June 30, 2009 totaled $23,910 as compared to $96,162 during this same period in 2008. The decrease of $72,252 represents decreased utilization of public relations during the period after several quarters of intensive public relations efforts working on building brand and market awareness.

Consulting expenses for the three month period ended June 30, 2009 totaled $33,244 as compared to $115,703 during the same period in 2008, a decrease of $82,459. This decrease is due to lower utilization of consulting services associated with the planning and preparation for our manufacturing facility and for the payment of board of director fees.  The Company terminated its contract HR manager to reduce costs.  Payments to the Board of Directors and the scientific advisory committee continue to be suspended to conserve available cash.

Legal and accounting fees for the three month period ended June 30, 2009 totaled $52,884 as compared to $173,027 during the same period in 2008. This represents a decrease of $120,143 largely driven by decreased expenditures for legal services partially offset by higher accounting review fees.

Travel and Entertainment:

Expenses for travel and entertainment were $13,453 for the three month period ended June 30, 2009. This compared to $84,093 for the same period in 2008. This decrease of $70,639 was a cost containment move to conserve cash by limiting travel and entertainment expenses to high priority travel only.

Depreciation Expense:

Depreciation expense for the three months period ending June 30, 2009 has a non-cash impact of $40,337.  $643,841 of total fixed assets placed in service is depreciated using the straight line method of depreciation over periods ranging from three to five years.  Lease hold improvements are depreciated on a straight line basis over the life of the lease.

Impairment of Asset:

During the three months ended June 30, 2009, the Company wrote down Manufacturing Equipment in Process associated with portion of the manufacturing equipment related to the Company’s efforts to establish amorphous silicon solar module manufacturing infrastructure that the Company does not anticipate utilizing under its new plan of operations.  This impairment resulted in an expense of $5,240,000 and an elimination of associated accounts payable of $260,000 as a result of not continuing to purchase the equipment.  This is a non-cash expense item for the quarter ended June 30, 2009.

Option and Warrant Expenses:

Option and Warrant expense for the three month period ending June 30, 2009 was $238,568 as compared to $168,322 during the same period in 2008.  This increase of $70,246 was related primarily to the vesting of current options additional vesting from those issued in previous periods.

The net loss for the three months ended June 30, 2009 was $(6,079,354) as compared to a net loss of ($854,328) for the same period 2008. The increased net loss of $5,225,026 includes (i) The operating expense changes discussed above and (ii) the impairment of asset discussed above in the amount of $5,240,000.

The associated net loss per share was $(0.03) for the three month period ended June 30, 2009 and less than $(0.01) for the same period in 2008. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE SAME PERIOD IN 2008

Revenue:

The Company generated no revenues in the nine-month periods ended June 30, 2009 and 2008. Additionally, there was no associated cost of sales.

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses for the nine month period ended June 30, 2009 totaled $2,541,722. This represents an increase of $519,885 as compared to the same period in 2008 which totaled $2,021,837. The increase in operating expenses between the periods is primarily attributable to increased rent, research and development, use taxes, utilities, payroll expenses and insurance, partially offset by reduced expenses on public relations, travel and entertainment, forgiveness of debt and option and warrant expenses. A comparative analysis of the period to period performance is provided below.

Salaries and Wages:

Salaries and wages for the nine month period ended June 30, 2009 were $878,985 as compared to $834,258 during the same period in 2008. The increase of $44,727 was driven by an increase to salaries related to retention of key employees and the addition of new employee’s early in the period necessary for the launch of our plans to build and establish thin film solar module manufacturing infrastructure.  Subsequently, the Company reduced salaries and reduced total full time employees as cost savings measures partially offsetting the increase early in the nine month period ending June 30, 2009.  There were six full and part time employees at June 30, 2009.  In March 2009, several employees were placed on furlough pending continued build out of the manufacturing facility, were changed from an employee to contract status or were placed on part time in an effort to conserve capital.

Professional Services:

Public relations and marketing expense for the nine month period ended June 30, 2009 totaled $161,652 as compared to $299,066 during this same period in 2008. The decrease of $137,414 represents decreased utilization of public relations during the period after several quarters of intensive public relations efforts working on building brand and market awareness.

Consulting expenses for the nine month period ended June 30, 2009 totaled $296,485 as compared to $255,492 during the same period in 2008, an increase of $40,993. This increase is largely due to higher utilization of consulting services associated with the planning and preparation for our manufacturing facility and for the payment of board of director fees as well as the hiring of a contract HR manager to facilitate hiring in Oregon.  Payments to the Board of Directors and the scientific advisory committee have been suspended late in the period to conserve available cash.

Legal and accounting fees for the nine month period ended June 30, 2009 totaled $254,820 as compared to $230,536 during the same period in 2008. This represents an increase of $24,284 largely driven by increased expenditures for legal services related to equipment and materials contract review and the efforts to defend claims by a third party for payment of fees for claimed services and higher audit fees related to the re-audit of the September 30, 2006 and 2008 financial statements.

Travel and Entertainment:

Expenses for travel and entertainment were $64,362 for the nine month period ended June 30, 2009. This compared to $178,432 for the same period in 2008. This decrease of $114,070 was a cost containment move to conserve cash by limiting travel and entertainment expenses to high priority travel only.

Depreciation Expense:

Depreciation expense for the nine months period ending June 30, 2009 has a non-cash impact of $117,726.  $643,841 of total fixed assets placed in service is depreciated using the straight line method of depreciation over periods ranging from three to five years.  Lease hold improvements are depreciated on a straight line basis over the life of the lease.

Impairment of Asset:

During the three months ended June 30, 2009, the Company wrote down Manufacturing Equipment in Process associated with portion of the manufacturing equipment related to the Company’s efforts to establish amorphous silicon solar module manufacturing infrastructure that the Company does not anticipate utilizing under its new plan of operations.  This impairment resulted in an expense of $5,240,000 and an elimination of associated accounts payable of $260,000as a result of not continuing to purchase the equipment.  This is a non-cash expense item for the quarter ended June 30, 2009.

Forgiveness of Debt:

During the nine months ended March 31, 2008, the Company wrote off the remainder of the accounts payable associated with the settlement agreement with MVSystems for a non-cash total of $287,381.  This represents potential liabilities that were eliminated as a result of the settlement agreement.

Option and Warrant Expenses:

Option and Warrant expense for the nine month period ending June 30, 2009 was $393,069 as compared to $504,966 during the same period in 2008.  This reduction of $111,897 was related primarily to the vesting of current options and the cancellation of options that had vesting expenses in previous periods.

The net loss for the nine months ended June 30, 2009 was $(7,997,992) as compared to a net loss of ($2,414,186) for the same period 2008. The increased net loss of $5,583,806 includes (i) The operating expense changes discussed above, (ii) a decrease in interest income of $109,605 relating to the repayment of the Sencera note and associated interest income, (iii) a further write off of accounts payable associated with the settlement agreement with MVS of $287,381 which is no longer payable and (iv) the impairment of asset discussed above of $5,240,000.

The associated net loss per share was $(0.04) for the nine month period ended June 30, 2009 and $(0.01) for the same period in 2008. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at June 30, 2009 of $603,354, a as compared to cash of $2,389,218 as of September 30, 2008. The Company had net working capital of $476,131 as compared to a net working capital of $3,321,294 at September 30, 2008. Cash flow used in operating activities during the nine-month period ended June 30, 2009 was $1,176,898 as compared to a use of cash of $1,896,206 for the same period 2008.

For the nine months ended June 30, 2009, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) an additional $600,000 in cash from the issuance of common stock to Fusion Capital.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended June 30, 2009, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  As of August 6, 2009, the Company’s stock was trading at approximately $0.12 and therefore, the Company is not presently able to draw down on this financing arrangement. In addition, until the registration statement underlying the Fusion transaction is amended, the Company will not be able to draw down on the Fusion Capital financing agreement. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, expand our sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, which would have a material adverse affect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. We cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims that may be asserted against us. We are not currently subject to any legal proceedings or claims. As a result of a change to our plan of operations we are currently negotiating with vendors to resolve application of payments made towards certain equipment planned for use under our previous plans. While we believe that an acceptable resolution resulting in the termination of certain purchase orders and the postponement of delivery of others will occur, we cannot guarantee that negotiations, individually or in the aggregate, will not have a material adverse affect on our business, financial condition or operating results.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the three month periods ended June 30, 2009 and 2008 was $6,079,354 and $854,328, respectively.  Net loss for the nine months ended June 30, 2009 and 2008 was $7,997,992 and $2,414,186, respectively.  Net cash used in operations was $1,176,898 and $1,896,206 for the nine months ended June 30, 2009 and 2008, respectively. From inception through June 30, 2009, we had an accumulated deficit of $29,073,061.

The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, whether we are successful in licensing our technology and developing joint venture manufacturing relationships and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We will require significant financing in order to execute our operating plan and continue as a going concern. We cannot predict whether this additional financing, if available, will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should we be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets.

In the event that these financing sources do not materialize, or that we are unsuccessful in generating revenues and profits, we will be forced to further reduce our costs, may be unable to repay our debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, if these funding sources or revenues and profits do not materialize, and we are unable to secure additional financing, we could be forced to reduce or cease our business operations.

We will need to obtain significant additional financing to continue to operate our business, including significant capital expenditures to complete the development of our newly announced thin film manufacturing technology , and financing may be unavailable or available only on disadvantageous terms which could cause the Company to curtail its business operations and delay the execution of its business plan

We have in the past experienced substantial losses and negative cash flow from operations during our development stage and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business including significant capital expenditures to complete the development of our newly announced thin film manufacturing technology.  Although the Company entered into a financing arrangement with Fusion Capital Fund II, LLC pursuant to which the Company has the right over a 25-month period to receive $80,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20.  As of August 6, 2009, the Company’s stock was trading at approximately $0.12 and therefore, the Company is not presently able to draw down on this financing arrangement. In addition, until the registration statement underlying the Fusion transaction is amended, the Company will not be able to draw down on the Fusion financing agreement. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, develop and expand our sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of its business plan, which would have a material adverse affect on our business.

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

As a result of a change to our plan of operations in the period ended June 30, 2009 we are working to develop new manufacturing technologies for thin film solar cells, and our revenues and profits may never materialize if we are unable to successfully complete our planned technology development or develop interest in the licensure of this technology when completed.

We are working to develop new manufacturing technologies for thin film solar cells. We may experience delays, additional or unexpected costs and other adverse events in connection with our project, including those associated with the equipment we purchase from third parties or services we rely on from third parties. Additionally, there can be no assurance that there will be market demand for the technology upon completion or that our marketing capabilities will be successful. As a result, we may not be able to realize revenues and profits, or we may experience delays or reductions in to revenues and profits, and our business could be materially adversely affected.

If future products based on our technologies cannot be developed for manufacture and sold commercially or if products based on our technology become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability which will have a materially adverse affect on our business

There can be no assurance that such research and development efforts will be successful or that we will be able to develop commercial applications for our products and technologies. Further, the areas in which we are developing technologies and products are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If future products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, the commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept our technology or products once development has been achieved which could have an adverse affect on our business

There can be no assurance that products based on our technologies will be perceived as being superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for products based on our technologies may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products based on our technologies will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become noncompetitive which could have an adverse affect on our business

We will be competing with firms, both domestic and foreign, that perform research and development, as well as firms that manufacture and sell solar products. In addition, we expect additional potential competitors to enter the markets for solar products in the future. Some of these current and potential competitors are among the largest industrial companies in the world with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to products based on our technologies, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

The loss of strategic relationships used in the development of our products and the systems and components necessary for the new manufacturing technologies we are developing could impede our ability to complete and deliver our manufacturing system and may have a material adverse affect on our business

We have established a plan of operations under which a portion of our operations rely on strategic relationships with third parties, to provide systems design, assembly and support. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

Higher raw material costs could negatively impact the perceived value of our technology and our ability to successfully develop our products and technologies which could have a material adverse affect on our business

Higher costs for certain raw materials and commodities, principally glass, resin-based polymers and industrial gases, as well as higher energy costs, could negatively impact the costs associated with the use of our new manufacturing technologies and reduce the perceived value for use of these new manufacturing technologies.  In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. As part of our planned research and development activities, we are attempting to reduce costs through improved automation and substitution strategies. There can be no assurances that we will succeed in these future cost-reduction efforts, which may be essential for the continued development of our competitive presence.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

Changes to Plan of Operations

In response to the slowdown in the global economy affecting the credit and equities markets which has limited the Company’s access to financing, in the period ended June 30, 2009, the Company began working to prepare an alternate plan of operations to better address these limitations. While the Company continues to work to secure additional financing for its new plan of operations, it has implemented cost reductions to salaries, facility costs, and day to day operations which have resulted in a reduction in monthly operating costs by approximately 30% and the use of cash by approximately 45% compared to average monthly operating costs in the January and February periods 2009.

Item 6. Exhibits and reports on Form 8-K -

(a) Exhibits:

EXHIBIT	DESCRIPTION

10.1	Press release announcing that it had begun to implement plans that would focus the Company’s business development efforts on proprietary technology development. (1)
10.2	Form 8-K related to a change in the Registrant’s Certifying Accountant and dismissal of independent accountants. (2)
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (3)
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (3)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (3)
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (3)

(1)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 19, 2009.
(2)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated July 22, 2009.
(3)	PROvided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 10, 2009	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive Officer

Dated: August 10, 2009	By:	/s/ Jeff Huitt
Jeff Huitt Chief Financial Officer and Principal Financial and Accounting Officer