Form 10-K
period 2009-09-30
XSUNX INC
filed 2010-01-13
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

(Check one):
☐ Large accelerated filer	☐Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes  ☐ NO  ☒

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $26,983,741 million based on the closing price as reported on the OTCBB.

As of January 12, 2010, there were 200,095,217 shares of the registrant’s company stock outstanding.

XSUNX, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”) which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under this section.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A “Risk Factors.”

PART I

Item 1. Business.

In this Report, we use the terms “Company,” “XsunX,” “we,” “us,” and “our,” unless otherwise indicated, or the context otherwise requires, to refer to XsunX, Inc.

Organization

XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. (“Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc.

Business Overview

In the fiscal year ended September 30, 2009 XsunX modified its previous plans to directly establish solar module manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry. Our current efforts are focused on the combination of highly developed thin film solar processes with state-of-the-art mature magnetic media thin film manufacturing technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency and production yields, and lower the costs for the production of high efficiency Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.

It is our belief that by leveraging the manufacturing processes from the HDD industry and adapting them to thin-film CIGS solar technologies, we can reduce the cost per watt for solar to well below $1 per watt, thereby making solar a viable alternative in the energy field.  Furthermore, it is our belief that our expertise, experience and the proprietary technology we are developing in this area will allow us to seek joint ventures with larger companies thereby generating revenue streams through licensing fees and manufacturing royalties.

Re-Focus Plan of Operations

In late 2008, XsunX began investigating the viability of small area CIGS thin film solar manufacturing technology that would employ the use of high rate thin film manufacturing techniques successfully used within the magnetic media industry to produce hard disc drives (HDD).  For decades, the HDD industry has had to continually improve manufacturing output, and production yields, to lower the costs for the production of high efficiency magnetic media. In January 2009, XsunX began working directly with the HDD industry to validate the possibility of transitioning this manufacturing technology to the thin film photovoltaic (TFPV) industry and more specifically for the manufacture of CIGS solar cells.

In February, 2009, XsunX and Intevac, Inc., a leading provider of magnetic media deposition equipment to the hard disk drive (HDD) industry, began to collaborate in the development of techniques and equipment for the production of commercially marketable processes and equipment for the manufacture of CIGS thin-film solar cells on small area wafers similar in size to traditional crystalline silicon wafers of approximately 5” squares.  Through the successful combination of cross-industry specialties, XsunX plans to develop a new breed of thin film photovoltaic (TFPV) manufacturing techniques to produce CIGS based thin-film solar cells.

CIGS Thin Film Solar Devices

Copper Indium Gallium (di) Selenide (CIGS) exceeds all other thin film solar cell performance to date delivering nearly 20% conversions in laboratory environments. The Nation Renewable Energy Laboratories (NREL) believes that CIGS solar module efficiencies could easily match silicon performance while costing less to produce. It is this high efficiency low cost potential for CIGS, and its wide array of uses and applications, that provides the basis to drive the cost of energy production for alternative sources to unprecedented new lows. For this reason NREL views CIGS as a significant solar technology and supports continuous development and research efforts related to CIGS thin films. XsunX has found interest in its CIGS program at NREL and is working with NREL to establish a Cooperative Research and Development Agreement to assist in the commercialization process.

We believe that through the successful combination of small area processing techniques with the high rate processing techniques developed within the hard disc media industry , overall factory yields (total watts of production per day) can be increased thereby resulting in lower production costs while still delivering the full energy and low cost potential that CIGS based devices can offer.

CIGS: Current Manufacturing Limitations

 Current techniques for the production of CIGS thin films do not leverage stationary small area, high rate, production technologies which allow for the precise control of thin film properties. Development and production of CIGS, and many other thin films like amorphous silicon (a-Si), have focused on the use of large area substrates or continuous moving roll-to-roll deposition methods. While CIGS holds the record for best thin film cell performance at nearly 20% in smaller area devices, scaling these laboratory results to large area devices have proved costly and difficult, resulting in much lower product efficiencies.

A number of manufacturers of CIGS today use large area or continuously moving roll-to- roll substrates in an effort to mass produce and then cut these large areas up into smaller wafer sized pieces for use in solar module assemblies. They sacrifice quality for quantity and the net results are products that deliver only fractions of the CIGS potential. Others employ manufacturing techniques that to date have yet to deliver the potential for low cost and high efficiency CIGS solar cells. Typically most commercially produced CIGS solar cells provide between 8% to 10% conversion efficiencies which leaves virtually 100% of the potential efficiencies untapped.

Rapid Small Area Processing vs. Large Panel Processing

Traditional economies-of-scale theory dictates that large panel processing decreases costs. Large volumes or output are achieved with each batch or panel that comes off a line.  This is particularly true for amorphous silicon (a-Si) where 10 to 50 panels can be simultaneously processed is a single large batch system.  However, the goal of single cell processing is to achieve similar production volumes but through speed.  We believe that the benefits of rapid single cell processing over large panel processing include.

•
Factory Floor Print:  Large format panels require floor space and while real estate is less expensive than in the past the cost is still significant.  In contrast single cell processing can be conducted in a facility that is significantly smaller.  Additionally much of the cost of a large facility is the recurring monthly utility bill which amplifies the problem.  The cost of a large facility becomes even larger if clean rooms are required.

•
Product Acceptability:  CIGS is deposited in a substrate configuration and must have a top glass to achieve UL, IEC, and TUV certifications.  Without a top glass the product will not meet the 20-30 year lifetime typical for the solar industry.  As a result the final product panel weight will be significant.  In contrast the single cells that are strung together can use a single tempered top glass and a thin moisture barrier back sheet (similar to a silicon solar cell panel).  Not only is handling of the back sheet easier in production the resulting module can be up to ~1/2 the weight.

•
Scrap: With large format processing, if there is a problem during processing the entire panel is scrapped leading to significant loss of production potential. As a result scraping is a significant problem for large format monolithically integrated solar panels. For a single cell with an area of approximately twenty five square inches (for the 125mm  pseudo square), a processing problem results in scraping only about 1.45 Watts of product.

•
Breakage:  Silicon solar cells are very thin and fragile. This leads to losses resulting from breakage during manufacture and assembly. Our proposed CIGS cell deposition is done on stainless steel wafers.  Stainless does not break.

•
Large Defects:  A large defect for large area deposition anywhere on the panel will require the entire panel to be scrapped because that defect will ‘drag’ the rest of the panel to virtually zero output.  For single cell production the cell that encountered the defect can simply be removed during cell testing and performance sorting.

•
Small Defects or Composition Variation:  For a large area substrate, statistically there are more small area defects and compositional variations. These defects and compositional variations can cause slightly different performance from cell to cell across the large format monolithically integrated panel.  The result is the entire panel is ‘drug’ down to the lowest current cell.  For single cell processing, each cell is tested and binned (or sorted) according to efficiency and current prior to assembly thereby resulting in a more efficient use of a factories potential production capacities.

•
Process Control:  While all of the above are significant factors to consider when comparing large area to small area production, large area process control quite possibly could be the biggest differentiating feature between large monolithically integrated panels.  Control of the manufacturing process over a large area, even with well controlled process such as sputtering has shown significant challenges.

CIGS Experience

Our staff experience includes nearly 15 years of thin film and CIGS experience in successful technology development, equipment design, and production of several million square feet CIGS products in a commercial production setting.  Our Chief Technology Officer has worked side by side with leading researchers at NREL and in fact shares an R&D 100 award with NREL staff for efforts related to CIGS technology development.

Our resident XsunX thin film CIGS technologists and manufacturing experts are working jointly with a leading producer of manufacturing equipment utilized in the hard disc market to create a unique process of coupling small area deposition (approximately 5X5 inch squares), material control, and material transport technologies from the disk drive industry for use in the production of thin film CIGS solar cells. We are combining the expertise and years of technological improvements derived from the sophisticated hard disc drive manufacturing industry with XsunX staff experience in the thin film industry.

CIGS: Strategy and Differentiation

The XsunX approach is to capitalize on past commercialization experience of CIGS and to combine this experience with smaller area deposition within high rate hard disk drive (HDD) equipment. It is anticipated that the combination of these two principals will lead to solar conversion efficiency approaching that achieved in laboratories as well as achieving high yield and high throughput, similar to the HDD industry.

 We are adapting sophisticated high rate production tools from the disk drive industry with process knowledge from the CIGS and thin film industry.  By maintaining a relatively small deposition area, we believe reduces a significant challenge that has faced the CIGS industry in the past: maintaining cell performance while scaling production.

We believe that key advantages to the adaptation of high rate HDD technologies to CIGS thin film manufacture include:

The Ability to Leverage Previous Commercialization Experience Developed for CIGS Thin Films and the HDD Industry
•	Not Starting from “Scratch”
•	Lower Cost Re-Tooling of Existing Systems
•	Maximizing:
✓	Pre-existing Equipment Designs to Speed Development
✓	Proven High Rate Hard Disk Drive Mass Material and Process Control Techniques
✓	Small Area Process Controls to Improve Thin Film Quality
✓	Reducing Time to Market Through the Use of Development Systems Sized to Match Commercial Production Systems – No Need to Scale System Architecture to Achieve Commercial Production

Applications for Thin Film CIGS Solar Cells

We believe that high efficiency flexible CIGS solar cells provide an immense opportunity for use in multiple market segments. The modular format of single thin film CIGS solar cells offers an opportunity to become the solar building blocks for a wide variety of applications including:

▪	Replacing Existing Silicon Wafers: A virtual drop in replacement for expensive and unpredictable silicon wafer costs. We believe this is a vast market opportunity to replace aging technology.
▪
Utility Scale Solar Fields: Due to the modular building block aspect of using wafers solar module size and power output can be tailored to deliver the needs of any size solar farm or application. The constraints of monolithic thin film technology no longer limit panel size.

▪	BIPV Products: High performance thin film flexible CIGS wafers can be designed into an array of building products including roofing materials, building facades, and glass.
▪	Residential Markets: Unlike lower performance thin film solutions, high performance CIGS modules deliver the energy density necessary to make residential applications economical.
▪
Consumer Products: A growing array of consumer products from hand held devices to vehicles and gadgets of all types have begun to integrate solar. Thin film CIGS wafers can be sized to meet the needs of these rapidly growing market segments.

Sales and Marketing

We have developed and have begun to implement a plan to offer joint venture manufacturing opportunities for regional well funded, manufacturing partners in a number of industry sectors. To date we have focused primarily on semiconductor and solar companies. Although XsunX focuses on the development of solar technology and products, we are not a systems or a machine manufacturer. Our plan is to license technology we develop that provides for a complete front end CIGS solar cell manufacturing process coupled with a back end process to convert the CIGS solar cells into solar modules. We have and intend to continue to develop relationships with equipment manufacturers that can build systems to our specifications thereby allowing us to offer turn-key manufacturing solutions to enable our joint venture companies to manufacturer CIGS small area cells quickly and inexpensively.

We anticipate that at the conclusion of the development of our CIGS technology, that we will generate revenue from an array of services and license fees from manufacturers that utilize our technologies. These revenue fees may include inception license fees and royalty streams based upon the efficiencies our unique CIGS technology, guidance for the conversion of new or existing facilities, production line equipment and systems design and markups, training and implementation, as well as R&D support, and product reliability expertise.

Intellectual Property

We plan to market license opportunities for our technology and not directly manufacture the solar technologies and related products that may employ the use of our thin film technologies. This business model requires that we develop and maintain intellectual property that includes both patented and proprietary technologies. We have licensed certain patented and patent pending technologies, and we are developing with the intent to file for patent protection certain other thin film manufacturing technologies. The following is an outline of certain patents and technologies we have acquired, licensed, or are developing:

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

In May 2008 XsunX licensed certain patented and patent-pending technologies from MVSystems, Inc. providing XsunX a worldwide, non-exclusive, royalty-free, irrevocable, fully-paid up right and license, with the right to sublicense the following patents and patent application and any reissues, re-examinations, divisionals, continuations and extensions thereof: (a) U.S. Patent No. 6,488,777 B2; (b) U.S. Patent No. 6,258,408 B1; and (c) U.S. Patent App. No. 10/905,545 (Pub. No. US 2005/0150542 A1) (together, the “Patents”). The license limits XsunX to the use of the Patents for the development by XsunX of commercial-grade (i.e. ., web width 30 cm or more and nominal output exceeding 1 megawatt/year based on 1 shift operation) solar cells, photovoltaic technologies, solar cell panels and methods of manufacture. The license grants XsunX exclusive ownership of any improvements made by XsunX to the licensed patents. In April 2009 the Company received notice from MVSystems that U.S. Patent App. No. 10/905,545 (Pub. No. US 2005/0150542 A1) application referenced above had been rejected by the US Patent Office for various deficiencies. In August 2009 MVSystems notified the Company that it had amended its application and re-filed the amended patent application with the U.S Patent Office.

In the fiscal year ended September 30, 2009 we have begun the development of process technology and engineering efforts to adapt certain manufacturing technologies and systems utilized in the production of magnetic media for use to manufacture discreet (individual) thin film solar cells. As we continue to develop these new technologies, we may actively seek patent protection for certain aspects related to methods and apparatus we develop. We can give no assurance that any such patent(s) will be granted for any process and manufacturing technology that we may develop individually or in conjunction with third parties.

We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have not been subject to any intellectual property claims.

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

Competitive Conditions

A number of thin film solar cell technologies have and are being developed by other companies. Such technologies include amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), and copper indium diselenide as well as advanced concepts in thin film crystalline silicon, and the use of organic materials. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may be offered in formats delivering power similar or greater to technologies developed that may be developed by us, and they may also achieve manufacturing costs per watt lower than cost per watt to manufacture technologies developed by us.

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

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The seven largest TFPV cell suppliers are Q-Cells, Shell Solar, Sharp Corporation, BP Solar, Kyocera Corporation, First Solar, and Energy Conversion Devices, which together supply the significant portion of the current TFPV market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do.

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

Compliance with Environmental Laws and Regulations

The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control. Compliance with these regulations by the Company has required that we retain the use of consulting firms to assist in the engineering and design of systems related to equipment operations, management of industrial gas storage and delivery systems, and occupancy fire and safety construction standards to deal with emergency conditions. We do not anticipate that these costs will have a material effect on the Company’s operations or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

Employees and Consultants

As of the fiscal year ended September 30, 2009 we had 5 salaried employees. This represents a decrease of 5 employees over the same period ended 2008. The Company also engages consultants to perform specific functions that otherwise would require an employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2009 and 2008 was $10,634,133 million and $4,058,952 million, respectively. Net cash used for operations was $2,862,327 and $2,695,476 for the years ended September 30, 2009 and 2008, respectively. From inception through September 30, 2009, we had an accumulated deficit of $31,709,202.

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

We expect that we will need to obtain additional financing to continue to operate our business, including capital expenditures to complete the development of marketable thin film manufacturing technologies, and financing may be unavailable or available only on disadvantageous terms which could cause the Company to curtail its business operations and delay the execution of its business plan.

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, complete the development of marketable technologies, develop a sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse affect on our business.

If future products based on technologies we are developing cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability which will have a materially adverse affect on our business.

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

There is no assurance that the market will accept our products once development has been completed which could have an adverse affect on our business.

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

 Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become noncompetitive which could have an adverse affect on our business.

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

The loss of strategic relationships used in the development of our thin film manufacturing technologies and products could impede our ability to complete the development of our products and have a material adverse affect on our business.

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

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which could have a material adverse affect on our business.

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

We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.

Our intellectual property consists of patents, trade secrets, and trade dress. Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems may be caused by, among other factors, a lack of rules and methods for defending intellectual property rights.

Our future commercial success requires us not to infringe on patents and proprietary rights of third parties, or breach any licenses or other agreements that we have entered into with respect to our technologies, products and businesses. The enforceability of patent positions cannot be predicted with certainty. We intend to apply for patents covering both our technologies and our products, if any, as we deem appropriate. Patents, if issued, may be challenged, invalidated or circumvented. There can be no assurance that no other relevant patents have been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or may duplicate technologies developed by us.

We are not currently a party to any litigation with respect to any of our patent positions or trade secrets. However, if we become involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or other intellectual property proceedings outside of the U.S., we might have to spend significant amounts of money to defend our intellectual property rights. If any of our competitors file patent applications or obtain patents that claim inventions or other rights also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and our right to a patent of these inventions in the U.S. Even if the outcome is favorable, such proceedings might result in substantial costs to us, including, significant legal fees and other expenses, diversion of management time and disruption of our business. Even if successful on priority grounds, an interference proceeding may result in loss of claims based on patentability grounds raised in the interference proceeding. Uncertainties resulting from initiation and continuation of any patent or related litigation also might harm our ability to continue our research or to bring products to market.

An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions would undercut or invalidate our intellectual property position. An adverse ruling also could subject us to significant liability for damages, prevent us from using certain processes or products, or require us to enter into royalty or licensing agreements with third parties. Furthermore, necessary licenses may not be available to us on satisfactory terms, or at all.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

To protect our proprietary technologies and processes, we rely on trade secret protection as well as on formal legal devices such as patents. Although we have taken security measures to protect our trade secrets and other proprietary information, these measures may not provide adequate protection for such information. Our policy is to execute confidentiality and proprietary information agreements with each of our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that technology conceived by the individual in the course of rendering services to us shall be our exclusive property. Even though these agreements are in place there can be no assurances that that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

Downturns in general economic conditions could adversely affect our profitability.

Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our intended products and our profitability and could also result in impairments of certain of our assets.

Standards for compliance with section 404 of The Sarbanes-Oxley Act Of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, rules may be adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 that will require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The attestation process by our independent registered public accountants will be new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

Item 1B. Unresolved Staff Comments

As of the date of this Annual Report on Form 10-K, there are no unresolved staff comments regarding our previously filed periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. Properties

California Corporate Office Lease

Effective April 1, 2009 the Company reduced its leased facilities at its Aliso Viejo, CA offices by approximately 50%. This resulted in associated reductions to monthly lease and facility expenses totaling approximately $2,000 leaving a monthly lease and facility liability of approximately $1,400. The Company plans to continue to lease these facilities for the foreseeable future.

Oregon Manufacturing Facility Lease and Lease Termination

In furtherance of its revised plan of operations focusing on the development of new manufacturing technology for CIGS thin films, and plans to establish manufacturing operations through joint venture license agreements for such new technology, the Company elected to eliminate its Oregon based facility.  On August 27, 2009, the Company entered into a lease termination and mutual release of claims with Merix Corporation, an Oregon corporation. Pursuant to the terms of the Agreement, the Parties agreed to terminate that certain sublease agreement by and between the Parties, dated April 1, 2008, related to certain real property described therein which comprised the Company’s Oregon based facility (the “Premises”). Accordingly, the Company agreed to vacate the Premises on or before September 1, 2009. In connection with the termination of the Sublease, the Company also agreed (a) to sell certain equipment, currently housed on the Premises, to Merix for the amount of $111,620, (b) to allow Merix to complete a full drawdown of that certain $106,000 irrevocable letter of credit issued by Wells Fargo Bank, N.A., at the request of the Company, in favor of Merix. The combined amounts of the sale of equipment and draw down to the letter of credit totaling $217,620 were credited to the accrued lease payment liabilities. The remaining accrued lease payment liabilities and contractual term lease obligation were reduced to $456,920.66 and the Company issued an unsecured promissory note in favor of Merix in the amount of $456,920.66. The note accrues interest at 10% per annum. The Parties agreed to unconditionally release each other from the obligations imposed by, or related to, the Sublease, except for the obligations established by the Agreement.  The termination of the Sublease eliminates continued monthly operating costs associated with the facility, which the Company no longer requires for its plan of operations, while also reducing the Company’s short-term liabilities associated with the lease to zero and reducing the Company’s long-term liabilities by approximately sixty-five percent (65%).

   Colorado Facilities Lease

On September 30, 2009 the Company extended the lease at its Golden, Colorado facility for an additional six months expiring on March 31, 2010 at the lease rate of $1,790 per month plus $945.00 in triple net for a total of $2,735 per month. While the Company does not currently conduct operations of any significance in the facility a machine built under contract for the Company, and held in inventory for sale by the Company, is housed in this facility and we are engaged in efforts to market and sell this machine. Upon the sale of the machine we do not anticipate continued use of the facility in our operations.

The Company owns no real property.

 Item 3. Legal Proceedings

In the ordinary conduct of our business, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results except as set forth below.

On September 3, 2009, XsunX received notice of an action filed by a vendor in the State of Oregon, Multnomah County, requesting, a) that the court grant the re-possession of certain industrial gas management equipment (the “equipment”) for shipment back to the vendor (XsunX had returned the equipment to the vendor on August 28, 2009), b) that the court grant the vendor unspecified re-stocking and re-shipment fees, or c) the sum of $117,207.07 plus interest and collection fees for payment for the equipment. The vendor allegations stem from XsunX’s determination that the vendor had modified an order for the equipment previously placed by XsunX without approval by XsunX through the issuance of an authorizing purchase order. Attempts by XsunX to return the equipment were met with demands for re-stocking fees from the vendor. XsunX has refused to pay re-stocking fees for equipment it believes was modified without approval. The vendor agreed to the return of the equipment and then subsequently filed its claim. Since the filing of the claim the vendor has proposed that it provide XsunX with a re-stocking credit leaving approximately $95,000 in re-stocking fees, interest, and collection fees. We dispute this amount and have retained counsel to aggressively defend this matter.

Item 4. Submission of Matters to a Vote of Security Holders

None during the period ended September 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX”.  The range of high, low and close bid quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

Year Ended September 30, 2009	High	Low	Close
First Quarter ended December 31, 2008	0.30	0.18	0.19
Second Quarter ended March 31, 2009	0.20	0.09	0.16
Third Quarter ended June 30, 2009	0.17	0.11	0.13
Fourth Quarter ended September 30, 2009	0.22	0.10	0.15

Year Ended September 30, 2008
First Quarter ended December 31, 2007	0.55	0.29	0.55
Second Quarter ended March 31, 2008	0.74	0.35	0.40
Third Quarter ended June 30, 2008	0.51	0.38	0.39
Fourth Quarter ended September 30, 2008	0.43	0.26	0.26

The market price for our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in our operating results, announcements related to technological innovation or business development, or other events and factors. Our stock price may also be affected by broader market trends unrelated to our performance.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of September 30, 2009, there were approximately 286 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2009, there were approximately 196,484,610 shares of common stock outstanding on record with the Company’s stock transfer agent, Mountain Share Transfer. On September 30, 2009 the last reported sales price of our common stock on the OTCBB was $0.15 per share.

Transfer Agent

Our transfer agent is Mountain Share Transfer, Inc. located at 1625 Abilene Drive, Broomfield, CO  80020

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On January 5, 2007, the Board of Directors of XsunX resolved to establish the Company’s 2007 Stock Option Plan to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 20,000,000 shares of common stock are authorized under the plan.

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2009, the board of directors authorized the grant of options to purchase an aggregate 5,350,000 stock options. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.16 and $0.36 per share and expire at various times through March 2014.

Employment Option Grants — In connection with the Company’s efforts to develop and commercialize thin film solar manufacturing technology and as part of reductions to salaries, the Company authorized employment option grants to the following employees on in the year ended September 30, 2009. The options have a 5 year exercise terms and vest in conjunction with employment and performance milestones based vesting schedule as described below:

Name	Date of Grant	Amount	Exercise Price	Term
Vanessa Watkins (1)	October 10, 2008	115,000	$0.36	5 yr.
Tyler Anderson	October 10, 2009	100,000	$0.36	5 yr.
Yang Zhuang	October 29, 2009	20,000	$0.36	5 yr.
Vanessa Watkins (2)	March 31, 2009	115,000	$0.16	5 yr.
Joseph Grimes	March 31, 2009	2,500,000	$0.16	5 yr.
Robert G. Wendt	March 31, 2009	2,500,000	$0.16	5 yr.

The vesting schedule for Vanessa Watkins is as follows:

(a)
(1) The Option became exercisable in the amount of 38,334 shares on April 6, 2009. Thereafter, the Option shall vest and become exercisable at the rate of 38,333 Shares per year of continuous employment.

(2) The Option became exercisable in the amount of 38,334 shares on April 1, 2009. Thereafter, the Option shall vest and become exercisable at the rate of 38,333 Shares per year of continuous employment.

The vesting schedule for Tyler Anderson is as follows:

(a)
The Option became exercisable in the amount of 33,334 shares on May 12, 2009. Thereafter, the Option shall vest and become exercisable at the rate of 33,333 Shares per year of continuous employment. As of September 30, 2009 Mr. Anderson no longer worked for the Company and the total grant of 100,000 options was terminated and the options were returned to the pool of available options under the XsunX 2007 Stock Option Plan.

The vesting schedule for Yang Zhuang is as follows:

(a)
The Option became exercisable in the amount of 6,667 shares on August 18, 2009. Thereafter, the Option shall vest and become exercisable at the rate of 6,666 Shares per year of continuous employment. As of September 30, 2009 Mr. Zhuang no longer worked for the Company and the total grant of 20,000 options was terminated and the options were returned to the pool of available options under the XsunX 2007 Stock Option Plan.

The vesting schedule for Mr. Grimes and Mr. Wendt is as follows:

The option became exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following employment and performance milestones:

(a)	208,333 shares vested on April 1, 2009 and thereafter 208,333 shall vest per each XsunX fiscal calendar quarter of continuous employment from the date of grant.

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

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2009, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2009, and 2008 is as follows:

	2009	2008
Risk free interest rate	1.67% to 2.77%	3.23% to 4.87%
Stock volatility factor	90.56% to 104.73%	53% to 122%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	5,750,000	$0.39	1,950,000	$0.46
Granted	5,350,000	$0.17	3,800,000	$0.36
Exercised	-	$-	-	$-
Expired	(920,000)	$0.41	-	$-
Outstanding, end of year	10,180,000	$0.27	5,750,000	$0.39
Exercisable at the end of year	4,927,500	$0.33	2,927,500	$0.40
Weighted average fair value of
options granted during the year		$0.11		$0.28

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2009 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	2.32 years
$0.53	100,000	100,000	2.40 years
$0.45	100,000	100,000	2.56 years
$0.41	100,000	100,000	2.91 years
$0.36	2,500,000	1,437,500	3.07 years
$0.36	500,000	437,500	3.12 years
$0.36	500,000	437,500	3.16 years
$0.36	115,000	57,501	4.03 years
$0.16	5,115,000	1,307,499	4.50 years
	10,180,000	4,927,500

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2009 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2009, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the fiscal years ended September 30, 2009 and 2008 was $534,518 and $673,287, respectively.

Warrants

During the fiscal year ended September 30, 2009, the Company issued no warrants. At September 30, 2009, the Company had a total of 4,195,332 warrants to purchase 4,047,332 shares of common stock outstanding.

A summary of the Company’s warrants activity and related information follows:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,195,332	$0.61	15,362,000	$0.22
Granted	-	$-	3,333,332	$0.63
Exercised	-	$-		$-
Expired	-	$-	(14,500,000)	$0.20
Outstanding, end of year	4,195,332	$0.61	4,195,332	$0.61
Exercisable at the end of year	4,047,332	$0.62	4,047,332	$0.61
Weighted average fair value of
warrants granted during the year		$-		$0.63

At September 30, 2009, the weighted average remaining contractual life of options outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	1.51 years
$0.51	500,000	352,000	1.80 years
$0.20	250,000	250,000	2.25 years
$0.50	1,666,666	1,666,666	3.09 years
$0.75	1,666,666	1,666,666	3.09 years
	4,195,332	4,047,332

Recent Sales of Securities (Registered and Unregistered)

The authorized Common stock of the Company was established at 500,000,000 shares with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The following represents a detailed analysis of the 2009 Common stock transactions.

 In the fiscal period ended September 30, 2009, there was a placement of the Company’s common stock pursuant to an S-1 Registration declared effective by the U.S. Securities and Exchange Commission on April 10, 2008. Pursuant to the S-1 Registration, the Company sold 3,000,000 shares of common stock at a price of $0.20 each, for total proceeds of $600,000 to Fusion Capital Fund II, LLC. Pursuant to the S-1 Registration Statement declared effective by the SEC on April 10, 2008, the Company has sold to Fusion Capital Fund II, LLC through September 30, 2009, a total of approximately 18,347,581 shares for a total investment of $5,808,723.  These shares were sold at various pricing between $0.405 and $0.20 per share.  The registration statement is currently not available for use for sales to Fusion.

Through private placements, on September 8th and 23rd, 2009, which were made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, we issued 1,129,483  and then 5,000,000  restricted shares of common stock respectively to an Accredited Investor, as defined in Rule 501(a) of Regulation D as promulgated by the SEC, for gross cash proceeds of $70,000 on September 8, 2009, and gross cash proceeds of $350,000 on September 23, 2009.

Issuance of Shares for Services

For the fiscal period ended September 30, 2009, the Company issued a total of 1,062,690 shares of its restricted common stock in connection with service agreements to provide various marketing, and consulting services to the Company as follows:

In November 2008, the Company issued 50,000 shares of its restricted common stock in connection with a service agreement to provide marketing and financing service to the Company.  The shares were valued at $0.22 per share, the share price on the date the agreement was reached.  The service agreement ended on December 31, 2008.

In August 2009, the Company issued 76,976 shares of its restricted common stock as payment for $10,500 in accrued service fees in connection with a service agreement to provide marketing and public relations services to the Company.  The shares were valued at $0.1364 per share, the average share price between the period May 1, 2009 and August 30, 2009 in which the fees were accrued and services were rendered.

In August 2009, the Company issued 900,000 shares of its restricted common stock in connection with a service agreement to provide marketing and public relations services to the Company.  The shares were valued at $0.12 per share, the share price on the date the agreement was reached.  The service provider has agreed not to sell or transfer the shares prior to September 2010.

In September 2009, the Company issued 35,714 shares of its restricted common stock in connection with a service agreement to provide marketing and financing service to the Company.  Subject to the service agreement the shares were valued at $5,000.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 6. Selected Financial Data

N/A

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed and any Current Reports on Form 8-K filed by the Company.

Business Overview

In the fiscal year ended September 30, 2009 XsunX modified its previous plans to directly establish solar module manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the industry. Our current efforts are focused on the combination of highly developed thin film solar processes with state-of-the-art mature magnetic media thin film manufacturing technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency and production yields, and lower the costs for the production of high efficiency Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.

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

Plan of Operations

For the fiscal year ending September 30, 2010, the Company has developed a plan of operations based upon three significant management implementations which began in the 2009 fiscal year.  The first is cost-cutting measures, including the closure of the Oregon solar module manufacturing facility which was under assembly, layoff of staff employed under efforts to establish the Oregon facility, and an across the board reduction of salaries, with the intended goal of reducing operating expenses not directly related to the development of new technologies under the Company’s revised plans. The second was a modified sales strategy.  Rather than operate under a direct manufacturing business model, XsunX plans to develop joint-ventures with pre-existing semi-conductor companies that management believes may be capable and prepared to invest in the green energy market.  Lastly, we have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the industry. In furtherance of these efforts the Company has begun the development of a hybrid manufacturing system combining certain technologies derived from the magnetic media manufacturing industry with manufacturing techniques for thin film solar to produce high efficiency Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.

Our current Plan of Operations, based upon the aforementioned activities, commits $1.65 million for general, administrative and working capital under a phase one plan necessary to prove and prepare the commercial viability of the new thin film CIGS manufacturing systems we are developing. Once we have completed our initial development efforts and proven the commercial viability of these new manufacturing technologies we plan to launch a phase two plan to establish a pilot production system for marketing and sales efforts, continued process improvement, and general business development efforts related to the commercialization of our proposed new CIGS manufacturing technology.

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

Results of Operations for the Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Revenue and Cost of Sales:

The Company generated no revenues in the fiscal years ended September 30, 2009, and 2008. There were no associated costs of goods sold in any of the fiscal periods represented above. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling and Marketing Expenses:

Selling and Marketing (S&M) expenses decreased by ($224,498) during the fiscal year ended September 30, 2009 to $212,700 as compared to  $437,198 for the fiscal year ended September 30, 2008. The decreases in S&M expenses were primarily due to a decrease in branding efforts and investor relations expenses associated with the Company’s efforts to modify its plan of operations.

General and Administrative Expenses:

General and Administrative (G&A) expenses increased by $55,494 during the fiscal year ended September 30, 2009 to $2,745,269 as compared to $2,689,775 for the fiscal year ended September 30, 2008. The increase in G&A expenses were primarily due to the increase in rent and operating expense for the Oregon facilities related to the Company’s prior efforts to establish amorphous silicon solar module manufacturing operations, and accounting expenses related to the Company’s re-audit of the fiscal years ended September 30, 2007, and 2006.

Research and Development:

Research and development expenses increased by $399,474 during the fiscal year ended September 30, 2009 to $358,884 as compared to ($40,590) for the fiscal year ended September 30, 2008. The increase in R&D was due primarily to an increase in contract engineering expenses and laboratory materials related to the Company’s efforts to develop new manufacturing technology for the production of thin film CIGS solar technologies, and because the Company had recovered previous R&D expenses in the fiscal year ended September 30, 2008.

Net Loss:

For the fiscal year ended September 30, 2009, our net loss was ($10,634,133) as compared to a net loss of ($4,058,952) for the fiscal year ended September 30, 2008.   This increase in Net Loss of $6,575,180 compared to the fiscal year ended September 30, 2008 was primarily driven by the Company’s impairment of certain assets related to the Company’s prior efforts to establish amorphous silicon solar module manufacturing infrastructure. This impairment resulted in an expense of $5,826,990. This represents a total write down to zero for the portion of the Company’s Manufacturing Equipment in Process account that the Company does not anticipate using under its new plan of operations.  The valuation adjustment was the result of an analysis of certain significant unobservable events and the inputs used in determining the amount of the valuation adjustment include the decision to move to new manufacturing technology under efforts to establish a competitive advantage.

Liquidity and Capital Resources

We had working capital at September 30, 2009 of $517,387, as compared to working capital of $3,321,294 as of September 30, 2008. The decrease in working capital of $2,803,907 was the result of an increase in operating expenses, and no revenue producing activities for the fiscal year ended September 30, 2009.

Cash flow used by operating activities was ($2,862,327) for the fiscal year ended September 30, 2009, as compared to cash flow used by operating activities of ($2,695,476) for the fiscal year ended September 30, 2008. The increase in cash flow used of $166,851 by operating activities was primarily due to the increase of $(6,575,181) in operating net loss due to the Company refocusing its operations from solar module manufacturing to focus on development of new thin film solar technology. The majority of the net change in net loss consisted of an increase in asset impairment of $5,611,365, and an increase in write down of inventory asset of $1,117,000.

 Cash flow used in investing activities was $(16,174) for the fiscal year ended September 30, 2009, as compared to cash flow used in investing activities of ($4,228,623) during the fiscal year ended September 30, 2008. The decrease in investing activities of $4,212,449, primarily due to the Company’s change in business development focus, whereby, there were no investments in manufacturing equipment and facilities in process, and the purchase of fixed assets decreased by $95,039 Also, the Company had a no notes receivable for the fiscal year ended September 30, 2009.

Cash flow provided by financing activities was $1,020,000 for the fiscal year ended September 30, 2009, as compared to cash provided by financing activities of $7,544,700 during the fiscal year ended September 30, 2008. The decrease in cash flow provided by financing activities of $6,524,700 was the result of a reduction to cash provided through equity financing.

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry. However the cash flow requirements associated with the completion of these development efforts, and the transition to revenue recognition will exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our products will be quoted for sale and licensure in United States dollars and as our business development efforts progress we anticipate the sale and/or licensure of our products to foreign entities. To the extent that we may be exposed to foreign currency risks related to the rise and/or fall of foreign currencies against the U.S. dollar we will report in United States dollars.

Item 8. Financial Statements and Supplementary Data

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

The PCAOB revoked the registration of our former independent registered public accounting firm, Jaspers + Hall, PC on or about October 21, 2008.  After receiving notice of such revocation, the Company’s Board of Directors dismissed Jaspers + Hall, PC effective October 31, 2008 and engaged Stark Winter Schenkein & Co., LLP (“SWS”) to serve as the Company’s new independent registered public accounting firm effective as of November 3, 2008 as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on November 6, 2008.  On December 23, 2008, the Company received a Comment Letter from the SEC stating that the Company may not include the reports of Jaspers + Hall, PC in its filings and that the Company should have a firm that is registered with the PCAOB re-audit that year.  In addition to auditing the Company’s financial statements for the fiscal year ended September 30, 2008, SWS also re-audited the Company’s financial statements for the fiscal years ended September 30, 2007 and 2006.  All audit work performed on the September 30, 2008, 2007 and 2006, financial statements by SWSC was performed by SWS’s full time employees.

Effective as of July 17, 2009 (the “Effective Date”), Stark Winter Schenkein & Co., LLP (“SWS”) was dismissed by the board of directors of XsunX as the Company’s principal independent registered public accounting firm. None of SWS’s reports included in the Company’s financial statements for the past two (2) fiscal years, as well as the subsequent interim periods through the Effective Date, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. SWS’s report did contain a paragraph relating to the Company’s ability to continue as a going concern. During the Company’s two (2) most recent fiscal years, as well as the subsequent interim period through the Effective Date, there were no disagreements between the Company and SWS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with SWS’s report. During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through the Effective Date, SWS did not advise the Company of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

Effective as of July 17, 2009, the board of directors of the Company approved the engagement of HJ Associates & Consultants, LLP (“HJ”) as its principal independent registered public accounting firm to audit the Company’s financial statements. The Company did not consult HJ on any matters described in Item 304(a) (2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging HJ.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Operating Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2009, management continued revising the Company's internal and controls procedure document basing this revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

 Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer concluded that our internal control over financial reporting as of September 30, 2009 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditors Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

 Under the Company’s previous efforts to establish a thin film solar module manufacturing facility the Company had placed an order for certain thin film deposition equipment with a vendor. In June the vendor and XsunX proposed terms for the cancellation of the order without further obligation to either party. On December 21, 2009 the parties agreed to the termination of the order.

On October 16, 2009 the Company accepted an offer for the sale of 2,556,818 shares of its restricted common stock in a private placement for cash proceeds of $225,000.

On November 16, 2009 the Company issued 53,789 shares of its common restricted stock for services related to marketing and public relations valued at $10,000 dollars.

On December 31, 2009 the Company accepted an offer for the sale of 1,000,000 shares of its restricted common stock in a private placement for cash proceeds of $88,000.

In the fiscal year ended September 30, 2009 XsunX modified its previous plans to directly establish amorphous silicon product manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the industry. In furtherance of these efforts the Company has begun the development of a hybrid manufacturing system combining certain technologies derived from the magnetic media manufacturing industry with manufacturing techniques for thin film solar. The Company has agreed to an estimate of $1,150,000 from a vendor for the cost of this prototype system, and in October 2009 paid an initial $115,000 deposit towards the manufacture of this system. The vendor and the Company are now engaged in efforts to complete the testing and engineering designs necessary to build the system.

In March 2009 XsunX received notice from the State of Colorado offering determination that sales tax and penalties were due for what the state perceived as a purchase of a machine for use by XsunX rather than as an inventory item that was developed for re-sale.  On April 10, 2009 the Company filed a protest and hearing request disputing the findings of the tax auditor requesting that the total tax liability determination be reversed. On November 17, 2009 the Colorado Department of Revenue withdrew and cancelled its assessment of tax liability in total.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2009:

Name	Age	Position Held	Tenure
Tom Djokovich	52	CEO, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary and PAO since September 2009
Joseph Grimes	52	President, COO, Director	President since March 2009, COO since April 2006, and as a director Since August 2008
Jeff Huitt (1)	48	CFO	Since January 2007
Robert Wendt	47	CTO	Since March 2009
Thomas Anderson	44	Director	Since August 2001
Oz Fundingsland	66	Director	Since November 2007
Michael Russak	62	Director	Since November 2007

(1)
In March, 2009, as part of our efforts to modify the Company’s plan of operations, the Company and Mr. Huitt agreed to the termination of Mr. Huitt’s employment agreement and status as an employee of the Company. In March the Company and Mr. Huitt’s consulting firm, Orion Business Services, LLC, entered into a professional service consulting agreement under which Mr. Huitt would provide financial consulting services to the Company as a consulting chief financial officer. Effective September 9, 2009 Mr. Huitt and the Company agreed to the termination of services in the capacity of CFO.

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

Biographical Information

Mr. Tom Djokovich, age 52, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009;

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

Mr. Joseph Grimes, age 52, Chief Operating Officer as of April 2006, a Director as of August 2008, and President as of March 2009;

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

Mr. Robert Wendt, age 47, Chief Technology Officer as of March 2009;

Mr. Wendt holds a B.S. and M.S. in Metallurgical Engineering and Material Science from the Colorado School of Mines. His responsibility encompasses technical specification of the facilities, equipment, and manufacturing processes for XsunX. Prior to joining XsunX in 2007, Mr. Wendt served at various times as Vice President of Sales, Product Development, and Engineering at Global Solar Energy from May 1996 to 2005. At Global Solar, Mr. Wendt has led and directed several areas including copper indium gallium di-selenide (CIGS) technology development, equipment design and integration, facilities design and construction, engineering, production, and operations

Prior to Global Solar, Mr. Wendt was at ITN with responsibility for the development of thin-film deposition technologies, thin-film PV, and development of charge controller/battery systems for portable solar cell powered systems. Prior to joining ITN, Mr. Wendt spent eight years with Lockheed Marietta Astronautics, Denver Division. While in this position, Mr. Wendt was program manager/principal investigator on over 20 material-based programs. During 1994/1995, Mr. Wendt was the technical lead for thin-film PV research at the Denver Division.

Independent Directors

Mr. Thomas Anderson, age 44, became a director of the Company in August 2001;

Mr. Anderson presently works as the Director of Southwest Business Operations for American Capital Energy, a commercial and utility scale solar integrator. He has been with American Capital Energy since October, 2008.  He recently served as Managing Director of the Environmental Science and Engineering Directorate of Qinetiq North America in Los Alamos, New Mexico. He was with Qinetiq North America, formerly Apogen Technologies, from January, 2005, through September, 2008. Mr. Anderson worked for 19 years in the environmental consulting field, providing consulting services in the areas of environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines.

Mr. Oz Fundingsland as Director, age 66, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 62, became a director of the Company in November 2007;

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director, effective November 26, 2007. Dr. Russak is also a member of the Company’s Scientific Advisory Board. Dr. Michael A. Russak currently holds the position of Executive Vice President of Business Development with Intevac, Inc. in Santa Clara, CA.  He has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. He is also currently the Executive Director of IDEMA-U.S. (the hard disk drive industry trade association) and a member of the Board of Directors and Scientific Advisory Board of XsunX, Inc. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

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

Board Committees; Audit Committee

As of September 30, 2009, the Company’s board was comprised of five directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2009, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with the exception that one report, covering an aggregate of three gift and donation transactions were not timely filed by the chief executive officer with the SEC via Form 4 or via year-end report on Form 5.

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

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provided to future executive officers. The named executive officers for fiscal 2009 are Tom M. Djokovich, our chief executive officer, Joseph Grimes, our chief operating officer, Jeff Huitt our chief financial officer for portions of the 2009 fiscal year, and Robert Wendt, our chief technical officer.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our former chief financial officer, our chief operating officer, and our chief technical officer (collectively, our “named executive officers”) for the fiscal years ended September 30, 2009, and 2008 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tom Djokovich, CEO(1)	2009	165,000	0	0	0	4,800	169,800
	2008	220,000	0	0	0	4,800	224,800

Joe Grimes, COO(2)	2009	157,500	0	0	107,750	4,800	270,050
	2008	210,000	30,000	0	44,600	4,800	289,400

Jeff Huitt, CFO(3)	2009	155,000	0	0	39,000	4,800	198,800
	2008	155,000	0	0	44,600	4,800	204,400

Robert Wendt, CTO(4)	2009	150,000	0	0	107,750	4,800	262,550
	2008	200,000	0	0	44,600	3,600	203,600

(1)
In March 2009 Mr. Djokovich and the Company agreed to the reduction of annual salary from $220,000 to $165,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In addition to Mr. Djokovich’s base compensation the Company also provides Mr. Djokovich with a $400 monthly health insurance allowance.

(2)
In March 2009 Mr. Grimes and the Company agreed to the reduction of annual salary from $210,000 to $157,500 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In addition to Mr. Grimes base compensation the Company also provides Mr. Grimes with a $400 monthly health insurance allowance.  Mr. Grimes employment agreement with the Company included a facilities finders and relocation bonus of $30,000 which was fully paid in the year ended September 30, 2008 upon completion of the requirements.

(3)
In March, 2009, as part of our efforts to modify the Company’s plan of operations, the Company and Mr. Huitt agreed to the termination of Mr. Huitt’s employment status as an employee of the Company and annual salary of $155,000 and a $400 monthly health insurance allowance. In March the Company and Mr. Huitt’s consulting firm, Orion Business Services, LLC, entered into a professional service consulting agreement under which Mr. Huitt would provide financial consulting services to the Company as a consulting chief financial officer. The Company paid $65,625 for these professional consulting services in the fiscal year ended September 30, 2009. Effective September 9, 2009 Orion Business Services, LLC and the Company agreed to the termination of Mr. Huitt’s services in the capacity as chief financial officer for the Company.

(4)
Prior to March 2009 Mr. Wendt held the position of Vice President of Engineering and Product Development and was not an executive officer to the Company. In March 2009 Mr. Wendt was elected to the position of chief technical officer for XsunX. In March 2009 Mr. Wendt and the Company also agreed to the reduction of annual salary from $200,000 to $150,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In addition to Mr. Wendt’s base compensation the Company also agreed to provide Mr. Wendt with a $400 monthly health insurance allowance.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2009, and 2008 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2009	0	0	0
	2008	0	0	0

Jeff Huitt, CFO	2009	0	0	0
	2008	0	0.46	44,600

Joe Grimes, COO	2009	2,500,000	0.16	68,750
	2008	500,000	0.36	44,600

Robert Wendt, CTO	2009	2,500,000	0.16	68,750
	2008	500,000	0.36	44,600

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2009

OPTION AWARDS						STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Tom Djokovich, CEO	—	—	—	—	—	—	—	—	—
Jeff Huitt, CFO	—	—	—	—	—	—	—	—	—
Joe Grimes, COO	624,999	1,875,001	0	$0.16	4/1/2014	—	—	—	—
	0	500,000	0	$0.36	10/23/2012	—	—	—	—
	400,000	100,000	0	$0.46	1/26/2012	—	—	—	—
	352,000	148,000	0	$0.51	7/19/2011	—	—	—	—
	112,000	0	0	$1.69	4/4/2011	—	—	—	—
Robert Wendt	624,999	1,875,001	0	$0.16	4/1/2014	—	—	—	—
	0	500,000	0	$0.36	10/23/2012	-	-	-	-
	400,000	100,000	0	$0.46	1/26/2012	-	-	-	-

Option Exercises

None

 Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our chief executive officer, acting principal accounting officer, and a director. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base salary compensation for the 2009 period was initially $220,000, and he was provided a $400 per month allowance for use in the payment of medical benefits. In March 2009 Mr. Djokovich and the Company agreed to the reduction of annual salary from $220,000 to $165,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. His medical allowance payment was unchanged. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich.

Joseph Grimes

On November 6, 2007, we entered into an amended and restated employment agreement with Mr. Joseph Grimes, our chief operating officer. Under the terms of his employment agreement, Mr. Grimes is entitled to a minimum annual base salary of $210,000 (subject to annual review and increase upon the attainment by the Company of a minimum of $5,000,000 in revenue in any calendar year) and is eligible to receive additional compensation in the form of a cash payment bonus upon certain remaining business development attainment goals as follows; a $5,000 cash payment bonus upon the successful implementation of a pilot production line,. Mr. Grimes is also eligible for cash payment bonus subject to attainment by the Company of certain minimum revenues in the course of a calendar year as follows; a $5,000 cash payment bonus upon the attainment by the Company of $5,000,000 in revenue, a $10,000 cash payment bonus upon the attainment by the Company of $10,000,000 in revenue, a $15,000 cash payment bonus upon the attainment by the Company of $15,000,000 in revenue. We also provide Mr. Grimes a $400 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Grimes. Our employment agreement with Mr. Grimes provides that, in the event that Mr. Grimes employment is terminated by us without good cause, Mr. Grimes will receive a severance payment in the amount equal to 6 months of his annual base salary, payable within 30 days of such termination. Under the employment agreement Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

In March 2009 Mr. Grimes and the Company agreed to the reduction of annual base salary from $210,000 to $157,500 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In conjunction with agreeing to the reduction in base salary the Company provided Mr. Grimes with a stock option grant to purchase 2,500,000 shares of our common stock, exercisable at $0.16 cents per share.

Jeff Huitt

On January 1, 2007, we entered into an employment agreement with Mr. Jeff Huitt, our former chief financial officer. Under the terms of his employment agreement, Mr. Huitt was initially entitled to a minimum annual base salary of $135,000 which was adjusted to $155,000 in November 2007 after review by the board. We also provide Mr. Huitt a $400 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Huitt.

In March, 2009, as part of our efforts to modify the Company’s plan of operations, the Company and Mr. Huitt agreed to the termination of Mr. Huitt’s employment status as an employee of the Company and annual salary of $155,000 and a $400 monthly health insurance allowance. In March the Company and Mr. Huitt’s consulting firm, Orion Business Services, LLC, entered into a professional service consulting agreement under which Mr. Huitt would provide financial consulting services to the Company as a consulting chief financial officer. The Company paid $65,625 for these professional consulting services in the fiscal year ended September 30, 2009. Effective September 9, 2009 Orion Business Services, LLC and the Company agreed to the termination of Mr. Huitt’s services in the capacity as chief financial officer for the Company.

Robert Wendt

On January 1, 2007, we entered into an employment agreement with Mr. Robert Wendt, our chief technical officer. Under the terms of his employment agreement, Mr. Wendt was initially entitled to a minimum annual base salary of $150,000 which was adjusted to $200,000 in November 2007 after review by the board. We also provide Mr. Wendt a $300 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Wendt.

In March 2009 Mr. Wendt and the Company agreed to the reduction of annual salary from $200,000 to $150,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In conjunction with agreeing to the reduction in base salary the Company provided Mr. Wendt with a stock option grant to purchase 2,500,000 shares of our common stock, exercisable at $0.16 cents per share.

Potential Payments Upon Termination or Change-In-Control

Terms of an amended and restated employment agreement dated November 6, 2007, with Mr. Grimes, our chief operating officer, provide that in the event that Mr. Grimes employment is terminated by us without good cause, Mr. Grimes may receive a severance payment in the amount equal to 6 months of his annual base salary then paid to Mr. Grimes, all payable within 30 days of such termination. Potential cost to the Company could total at minimum $100,000 for the termination of Mr. Grimes subject to the termination without good cause by the Company.

Terms of a two year Key Employee Retention Agreement dated September 1, 2009, with Mr. Robert Wendt, our chief technical officer, provide that in the event that Mr. Wendt’s employment is terminated by the Company without good cause, Mr. Wendt may receive twelve months salary at the then salary rate at time of termination, twelve months Company paid costs for actual costs incurred by Mr. Wendt for medical benefits related to COBRA coverage, and a relocation payment up to $2,500. Potential cost to the Company could total at minimum $164,500 for the termination of Mr. Wendt subject to the termination without good cause by the Company.

Long Term Incentive Plans — Awards in Last Fiscal Year

The following table and notes set forth the incentive awards provided to named officers of the Company in 2009 fiscal year.

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Joseph Grimes (1)	31-March-09	2,500,000	$0.16	1-April-14	As part of an employment incentive agreement related to salary reductions
Robert Wendt (1)	31-March-09	2,500,000	$0.16	1-April-14	As part of an employment incentive agreement related to salary reductions

(1)	The vesting schedule for Mr. Grimes and Mr. Wendt is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following employment and performance milestones:

(a)	208,333 shares vested on April 1, 2009 and thereafter 208,333 shall vest per each XsunX fiscal calendar quarter of continuous employment from the date of grant.

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

Director Compensation

In the fiscal year ended September 30, 2009, Directors received no additional cash or non cash compensation for their service to the Company as directors.  Outside Directors received an annual retainer fee of $9,000. All Directors were reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tom Djokovich	0	0	0	0	0
Joseph Grimes	0	0	0	0	0
Thomas Anderson	$9,000	0	63,011	0	$72,011
Oz Fundingsland	$9,000	0	59,063	0	$68,063
Dr. Michael Russak	$9,000	0	53,150	0	$62,150

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2009 adjustments or additions to new or existing employment agreements were reviewed and deliberated by the five members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Tom Djokovich(2) President & Director	16,293,000	8.1%
Thomas Anderson Director	1,500,000	< 1%
Oz Fundingsland Director	500,000	< 1%
Mike Russak Director	500,000	< 1%
Joseph Grimes(3) Chief Operating Officer	1,697,332	< 1%
Robert Wendt(3) Chief Technical Officer	1,048,332	< 1%

 All directors and executive officers as a group of (6 persons) account for ownership of 21,538,664 shares representing 10.76% of the issued and outstanding common stock. Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 200,095,217 shares of common stock issued and outstanding as of January 8, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 8, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 15,368,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)	Includes 500,161 warrants/options that may vest and be exercised within 60 days of the date of January 7, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No officer, director, or related person of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through securities holdings, contracts, options or otherwise or any transaction in which the amount involved exceeds the lesser of $120,000 or one percent of the Company's total assets at year end.

The Company has adopted a policy under which any consulting or finder’s fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity can be paid in stock, stock purchase options or in cash. Any such issuance of stock or stock purchase options would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

The following directors are independent:  Thomas Anderson, Oz Fundingsland and. Dr. Michael Russak.

The following directors are not independent:  Tom Djokovich and Joseph Grimes.

Item 14. Principal Accounting Fees and Services

Audit Fees 2009

As of the fiscal year ended September 30, 2009 HJ Associates & Consultants, LLP had billed the Company $17,359 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended June 30, 2009, and for audit fees related to the Company’s annual report on Form 10-K. No other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2009.

During the fiscal year ended September 30, 2009 Stark Winter Schenkein & Co., LLP (“ SWSC ”)  had billed the Company $95,550 for the following professional services: $10,000 for preparation of Income Tax Returns for the tax years 2006, 2007, and 2008, $62,500 for related audit work and services on the Form 10K for the fiscal year 2008, and the re-audit of the 2007, and 2006 periods, $23,050 for review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2008 and March 31, 2009.  They were not paid any fees relating to the 2009 audit based on their dismissal as auditor.

Audit Fees 2008

As of September 30, 2008 Stark Winter Schenkein & Co., LLP had not yet been engaged by the Company. Billings and payments related to the audit work and services on the Form 10K for the fiscal period 2008 were made in the fiscal year ended September 30, 2009 as described above in the review of the audit fees for 2009.

Jaspers + Hall, PC was paid $12,300 for work performed in the fiscal period ended September 30, 2008 for work on our first through third quarter reports Form 10-Q and for its work on the Companies Form S-1 Registration statement.  They were not paid any fees relating to the 2008 audit based on their dismissal as auditor.

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for audit years 2008, and 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	MVSystems, Inc. Non-Exclusive License and Cross-License Agreement, dated May 30, 2008.(5)
10.4	Form of Employment Retention agreement between the Company and Robert Wendt, dated September 1, 2009 (6)
10.5	Form of Stock Sale Agreement used in connection with the sale of equity to accredited investors totaling 6,000,000 shares of common stock(6)
10.6	Form of Stock Option Agreement used in connection with the issuance of Options to employees in the fiscal year ended September 30, 2009. (6)
10.7	Lease Termination and Mutual Release of Claims, dated August 27, 2009 between the Company and Merix Corporation(6)
10.8	Promissory Note in the amount of $456,920.66, dated August 27, 2009 between the Company and Merix Corporation(6)
10.9	Form of Professional Services Agreement between Orion and the Company, dated March 9, 2009(6)
10.10	Sencera LLC, Separation Agreement, dated June 13, 2008.(7)
16.1	Auditor Letter(6)
31.1	Sarbanes-Oxley Certification(6)
31.2	Sarbanes-Oxley Certification(6)
32.1	Sarbanes-Oxley Certification(6)
32.2	Sarbanes-Oxley Certification(6)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.

(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(4)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.

(5)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 6, 2008.

(6)	Provided herewith

(7)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated June 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2010	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 12 , 2010
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Joseph Grimes	January 12, 2010
Joseph Grimes, President, Chief Operating Officer and Director

/s/ Thomas Anderson	January 12, 2010
Thomas Anderson, Director

/s/ Oz Fundingsland	January 12, 2010
Oz Fundingsland, Director

/s/ Michael Russak	January 12, 2010
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
XsunX, Inc. (A Development Stage Company)
Alisa Viejo, California

We have audited the accompanying balance sheet of XsunX, Inc. (a development stage company) as of September 30, 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and the period from February 25, 1997 (inception) to September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from February 25, 1997 (inception) to September 30, 2008 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2009, and the results of its operations and its cash flows for each of the year ended September 30, 2009 and the period from February 25, 1997 (inception) to September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of XsunX, Inc.'s internal control over financial reporting as of September 30, 2009, included in the accompanying managements’ report and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate significant revenue and has negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
January 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
XsunX, Inc.

We have audited the accompanying balance sheet of XsunX, Inc., as of September 30, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc., at September 30, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 of the financial statements, the Company has an accumulated deficit as of September 30, 2008, and needs to raise additional capital to finance its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are further described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Stark Winter Schenkein & Co. LLP
Denver, Colorado
January 30, 2009

XSUNX, INC.
(A Development Stage Company)
Balance Sheets
	September 30, 2009	September 30, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$530,717	$2,389,218
Inventory asset	300,000	1,417,000
Prepaid expenses	118,332	11,986

Total Current Assets	949,049	3,818,204

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	51,708	50,010
Machinery & equipment	450,386	435,910
Leasehold improvements	89,825	89,825
	591,919	575,745
Less accumulated depreciation	(378,353)	(299,559)

Net Property & Equipment	213,566	276,186

OTHER ASSETS
Manufacturing equipment in progress	207,219	5,824,630
Security deposit	5,815	5,815

Total Other Assets	213,034	5,830,445

TOTAL ASSETS	$1,375,649	$9,924,835

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$389,293	$425,548
Accrued expenses	24,451	30,957
Credit card payable	17,918	40,405

Total Current Liabilities	431,662	496,910

LONG TERM LIABILITIES
Accrued interest on note payable	4,256	-
Note payable, vendor	456,921	-

Total Long Term Liabilities	461,177	-

TOTAL LIABILITIES	892,839	496,910

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	-	-
Common stock, no par value;
500,000,000 authorized common shares
196,484,610 and 186,292,437 shares issued and outstanding, respectively	23,767,869	22,613,369
Paid in capital, common stock warrants	3,175,930	2,641,412
Additional paid in capital	5,248,213	5,248,213
Deficit accumulated during the development stage	(31,709,202)	(21,075,069)

TOTAL SHAREHOLDERS' EQUITY	482,810	9,427,925

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,375,649	$9,924,835

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			February 25, 1997
	Years Ended		to
	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE	$-	$-	$14,880

OPERATING EXPENSES
Selling, general and administrative, and research and development expense	3,316,853	3,331,683	14,597,953
Stock option and warrant expense	534,518	673,287	3,450,120
Depreciation and amortization expense	127,293	257,222	562,406

TOTAL OPERATING EXPENSES	3,978,664	4,262,192	18,610,479

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(3,978,664)	(4,262,192)	(18,595,599)

OTHER INCOME/(EXPENSES)
Interest income	5,443	176,250	445,493
Impairment of assets	(5,826,990)	(215,625)	(7,031,449)
Legal settlement	-	-	1,100,000
Loan fees	-	-	(7,001,990)
Write down of inventory asset	(1,117,000)	-	(1,117,000)
Forgiveness of debt	287,381	245,000	592,154
Other, non-operating	-	(1,331)	(5,215)
Interest expense	(4,303)	(1,054)	(95,596)

TOTAL OTHER INCOME/(EXPENSES)	(6,655,469)	203,240	(13,113,603)

NET LOSS	$(10,634,133)	$(4,058,952)	$(31,709,202)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	189,455,449	166,998,772

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception February 25, 1997 to September 30, 2009

						Deficit
						Accumulated
			Additional	Stock Options/		during the
	Common Stock		Paid-in	Warrants	Treasury Stock	Development
	Shares	Amount	Capital	Paid-in-Capital	Shares	Stage	Total
Balance at February 25, 1997	-	$-	$-	$-	-	$-	$-

Issuance of stock for cash	15,880	217,700	-	-	-	-	217,700
Issuance of stock to Founders	14,110	-	-	-	-	-	-
Issuance of stock for consolidation	445,000	312,106	-	-	-	-	312,106
Net Loss for the year ended September 30, 1997		-	-	-	-	(193,973)	(193,973)
Balance at September 30, 1997	474,990	529,806	-	-	-	(193,973)	335,833

Issuance of stock for services	1,500	30,000	-	-	-	-	30,000
Issuance of stock for cash	50,200	204,000	-	-	-	-	204,000
Consolidation stock cancelled	(60,000)	(50,000)	-	-	-	-	(50,000)
Net Loss for the year ended September 30, 1998	-	-	-	-	-	(799,451)	(799,451)
Balance at September 30, 1998	466,690	713,806	-	-	-	(993,424)	(279,618)

Issuance of stock for cash	151,458	717,113	-	-	-	-	717,113
Issuance of stock for services	135,000	463,500	-	-	-	-	463,500
Net Loss for the year ended September 30, 1999	-	-	-	-	-	(1,482,017)	(1,482,017)
Balance at September 30, 1999	753,148	1,894,419	-	-	-	(2,475,441)	(581,022)

Issuance of stock for cash	15,000	27,000	-	-	-	-	27,000
Net Loss for the year ended September 30, 2000	-	-	-	-	-	(118,369)	(118,369)
Balance at September 30, 2000	768,148	1,921,419	-	-	-	(2,593,810)	(672,391)

Extinguishment of debt	-	337,887	-	-	-	-	337,887
Net Loss for the year ended September 30, 2001	-	-	-	-	-	(32,402)	(32,402)
Balance at September 30, 2001	768,148	2,259,306	-	-	-	(2,626,212)	(366,906)

Net Loss for the year ended September 30, 2002	-	-	-	-	-	(47,297)	(47,297)
Balance at September 30, 2002	768,148	2,259,306	-	-	-	(2,673,509)	(414,203)

Issuance of stock for assets	70,000,000	3	-	-	-	-	3
Issuance of stock for cash	9,000,000	225,450	-	-	-	-	225,450
Issuance of stock for debt	115,000	121,828	-	-	-	-	121,828
Issuance of stock for expenses	115,000	89,939	-	-	-	-	89,939
Issuance of stock for services	31,300,000	125,200	-	-	-	-	125,200
Net Loss for the year ended September 30, 2003	-	-	-	-	-	(145,868)	(145,868)
Balance at September 30, 2003	111,298,148	2,821,726	-	-	-	(2,819,377)	2,349

Issuance of stock for cash	2,737,954	282,670	-	-	-	-	282,670
Warrant expense	-	-	-	825,000	-	375,000	1,200,000
Net Loss for the year ended September 30, 2004	-	-	-	-	-	(1,509,068)	(1,509,068)
Balance at September 30, 2004	114,036,102	3,104,396	-	825,000	-	(3,953,445)	(24,049)

Issuance of stock for cash	6,747,037	531,395	-	-	-	-	531,395
Issuance of stock for services	3,093,500	360,945	-	-	-	-	360,945
Warrant expense	-	-	-	180,000	-	-	180,000
Beneficial conversion	-	-	400,000	-	-	-	400,000
Shares held as collateral for debentures	-	-	-	-	26,798,418	-	-
Net Loss for the year ended September 30, 2005	-	-	-	-	-	(1,980,838)	(1,980,838)
Balance at September 30, 2005	123,876,639	3,996,736	400,000	1,005,000	26,798,418	(5,934,283)	(532,547)

Issuance of stock for services	72,366	31,500	-	-	-	-	31,500
Warrant expense	-	-	-	996,250	-	-	996,250
Beneficial conversion	-	-	5,685,573	-	-	-	5,685,573
Debenture conversion	21,657,895	5,850,000	-	-	-	-	5,850,000
Issuance of stock for interest expense	712,956	241,383	-	-	-	-	241,383
Issuance of stock for warrant conversion	10,850,000	3,171,250	-	-	-	-	3,171,250
Net Loss for the year ended September 30, 2006	-	-	-	-	-	(9,112,988)	(9,112,988)
Balance at September 30, 2006 (restated)	157,169,856	13,290,869	6,085,573	2,001,250	26,798,418	(15,047,271)	6,330,421

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception February 25, 1997 to September 30, 2009

						Deficit
						Accumulated
			Additional	Stock Options/		during the
	Common Stock		Paid-in	Warrants	Treasury Stock	Development
	Shares	Amount	Capital	Paid-in-Capital	Shares	Stage	Total

Cancellation of stock for serivces returned	(150,000)	-	-	-	-	-	-
Release of security collateral	-	-	-	-	(26,798,418)	-	-
Issuance of stock for warrants	900,000	135,000	-	-	-	-	135,000
Stock option and warrant expense	-	-	-	772,315	-	-	772,315
Net Loss for the year ended September 30, 2007	-	-	-	-	-	(1,968,846)	(1,968,846)
Balance at September 30, 2007 (restated)	157,919,856	13,425,869	6,085,573	2,773,565	-	(17,016,117)	5,268,890

Fusion Equity common stock purchase	15,347,581	5,200,000	(55,300)	-	-	-	5,144,700
Commiment fees	3,500,000	1,190,000	(1,190,000)	-	-	-	-
Cumorah common stock purchase	8,650,000	2,500,000	-	-	-	-	2,500,000
Wharton settlement	875,000	297,500	(397,500)	-	-	-	(100,000)
MVS warrant cancellation	-	-	805,440	(805,440)	-	-	-
Stock options and warrant expense	-	-	-	673,287	-	-	673,287
Net Loss for the year ended September 30, 2008	-	-	-	-	-	(4,058,952)	(4,058,952)
Balance at September 30, 2008	186,292,437	22,613,369	5,248,213	2,641,412	-	(21,075,069)	9,427,925

Issuance of stock for cash	2,000,000	400,000	-	-	-	-	400,000
Issuance of stock for cash	1,000,000	200,000	-	-	-	-	200,000
Issuance of stock for services	50,000	11,000	-	-	-	-	11,000
Issuance of stock for cash	1,129,483	70,000	-	-	-	-	70,000
Issuance of stock for services	900,000	108,000	-	-	-	-	108,000
Issuance of stock for services	76,976	10,500	-	-	-	-	10,500
Issuance of stock for services	35,714	5,000	-	-	-	-	5,000
Issuance of stock for cash	5,000,000	350,000	-	-	-	-	350,000
Stock compensation expense	-	-	-	534,518	-	-	534,518
Net Loss for the year ended September 30, 2009	-	-	-	-	-	(10,634,133)	(10,634,133)

Balance at September 30, 2009	196,484,610	$23,767,869	$5,248,213	$3,175,930	$-	$(31,709,202)	$482,810

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			February 25,1997
	Years Ended		to
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,634,133)	$(4,058,952)	$(31,709,202)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	127,293	257,222	562,406
Common stock issued for services and interest	134,500	-	1,964,134
Stock option and warrant expense	534,518	673,287	3,450,120
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	5,826,990	215,625	7,031,449
Write down of inventory asset	1,117,000	-	1,117,000
Gain on settlement of debt	(287,381)	-	(287,381)
Settlement of lease	59,784	-	59,784
Change in Assets and Liabilites
(Increase) Decrease in:
Prepaid expenses	(106,346)	329,771	(118,332)
Inventory asset	-	(1,700,000)	(1,417,000)
Other assets	-	1,638,326	(5,815)
Increase (Decrease) in:
Accounts payable	345,211	16,729	2,439,940
Accrued expenses	(2,250)	(36,951)	28,707
Credit cards payable	22,487	(30,533)	17,918

NET CASH USED IN OPERATING ACTIVITIES	(2,862,327)	(2,695,476)	(11,198,617)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	-	(5,617,410)	(5,824,629)
Payments on note receivable	-	-	(1,500,000)
Receipts on note receivable	-	1,500,000	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	(16,174)	(111,213)	(591,919)

NET CASH USED IN INVESTING ACTIVITIES	(16,174)	(4,228,623)	(8,196,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	1,020,000	7,544,700	10,770,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,020,000	7,544,700	19,926,278

NET INCREASE (DECREASE) IN CASH	(1,858,501)	620,601	530,717

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	2,389,218	1,768,616	-

CASH & CASH EQUIVALENTS, END OF YEAR	$530,717	$2,389,218	$530,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$46	$47,217	$119,663
Taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the fiscal year ended September 30, 2009, the Company agreed upon a settlement of its remaining lease obligation on the Oregon facility, and issued a promissory note in the amount of $456,921. During the year ended September 30, 2008, the Company issued 875,000 shares of common stock for settlement of debt at a fair value of $297,500.

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. (“Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business
In the fiscal year ended September 30, 2009 XsunX modified its previous plans to directly establish product manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the industry. Our current efforts are focused on the combination of proven thin film solar processes with state-of-the-art mature magnetic media thin film manufacturing technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency and production yields, and lower the costs for the production of high efficiency Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through September 30, 2009. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of XsunX, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the fiscal years ended September 30, 2009, and 2008, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, impairment of assets, commitments and contingencies, and the fair value of stock options. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2009, and 2008, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Revenue Recognition
The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  To date, only a limited amount of consulting revenue has been earned and the Company is still in the development stage.  The Company’s revenue recognition policy will be re-evaluated in light of the licensing of solar manufacturing technologies in the future.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Leasehold improvements	Length of the lease
Computer software and equipment	3 Years
Furniture & fixtures	5 Years
Machinery & equipment	5 Years

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased.

Loss per Share
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the fiscal years ended September 30, 2009, and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Advertising
Advertising costs are expensed as incurred. Total advertising costs were $11,340, and $19,894 for the fiscal years ended September 30, 2009, and 2008, respectively.

Research and Development
Research and development costs are expensed as incurred. Total research and development costs were $358,884, and $(40,590) for the fiscal years ended September 30, 2009, and 2008, respectively. In the fiscal year ended September 30, 2008 the Company recovered previous R&D expenses.

Inventory
Inventories are stated at the lower of cost or market, and consist of a marketable production prototype. As of September 30, 2009 and 2008, the value of the inventory was $300,000 and $1,417,000, respectively.

Stock-Based Compensation
Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We are required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. This has not had a material impact on our results of operations.

Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Recent Accounting Pronouncements
In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our fiscal year ended September 30, 2009. The adoption of this guidance has no material impact on our financial statements

Reclassification
Certain expenses for the fiscal year ended September 30, 2008 were reclassified to conform with the expenses for the fiscal year ended September 30, 2009.

3.	CAPITAL STOCK

At September 30, 2009, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the year ended September 30, 2009, the Company issued 3,000,000 shares of common stock issued through a private placement at a price of $0.20 per share for cash of $600,000; 5,000,000 shares of common stock issued at a price of $0.07 per share for cash of $350,000; 1,129,483 shares of common stock issued at a price of $0.062 per share for cash of $70,000; 1,062,690 shares of common stock issued at prices between $0.12 and $0.22 per share for services. During the year ended September 30, 2008, the Company issued 8,650,000 shares of common stock at a price of $0.2890 per share for cash of $2,500,000; 15,347,581 shares of common stock issued at an average price of $0.3388 per share for gross cash proceeds of $5,200,000; 3,500,000 shares of common stock issued at a price of $0.34 per share as part of a  financing commitment fee of $1,190,000; 875,000 shares of common stock issued at a price of $0.34 per share for settlement of a debt.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the fiscal year ended September 30, 2009, the Company granted 5,350,000 stock options. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.16 and $0.36 per share and expire at various times through March 2014.

	2009	2008
Risk free interest rate	1.67% to 2.77%	3.23% to 4.87%
Stock volatility factor	90.56% to 104.73%	53% to 122%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	5,750,000	$0.39	1,950,000	$0.46
Granted	5,350,000	$0.17	3,800,000	$0.36
Exercised	-	$-	-	$-
Expired	(920,000)	$0.41	-	$-
Outstanding, end of year	10,180,000	$0.27	5,750,000	$0.39
Exercisable at the end of year	4,927,500	$0.33	2,927,500	$0.40
Weighted average fair value of options granted during the year		$0.11		$0.28

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2009 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	2.32 years
$0.53	100,000	100,000	2.40 years
$0.45	100,000	100,000	2.56 years
$0.41	100,000	100,000	2.91 years
$0.36	2,500,000	1,437,500	3.07 years
$0.36	500,000	437,500	3.12 years
$0.36	500,000	437,500	3.16 years
$0.36	115,000	57,501	4.03 years
$0.16	5,115,000	1,307,499	4.50 years
	10,180,000	4,927,500

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the fiscal year ended September 30, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2009 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2009, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the fiscal years ended September 30, 2009 and 2008 was $534,518 and $673,287, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants
A summary of the Company’s warrants activity and related information follows:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,195,332	$0.61	15,362,000	$0.22
Granted	-	$-	3,333,332	$0.63
Exercised	-	$-		$-
Expired	-	$-	(14,500,000)	$0.20
Outstanding, end of year	4,195,332	$0.61	4,195,332	$0.61
Exercisable at the end of year	4,047,332	$0.62	4,047,332	$0.61
Weighted average fair value of
warrants granted during the year		$-		$0.63

At September 30, 2009, the weighted average remaining contractual life of options outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	1.51 years
$0.51	500,000	352,000	1.80 years
$0.20	250,000	250,000	2.25 years
$0.50	1,666,666	1,666,666	3.09 years
$0.75	1,666,666	1,666,666	3.09 years
	4,195,332	4,047,332

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Included in the balance at September 30, 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the fiscal year ended September 30, 2009, the Company did not recognize interest and penalties.

6.	DEFERRED TAX BENEFIT

At September 30, 2009, the Company had net operating loss carry-forwards of approximately $16,648,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the September 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

6.	DEFERRED TAX BENEFIT (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the fiscal year ended September 30, 2009 due to the following:

2009
Book Income	$(4,253,653)
State Income Taxes	-
Nondeductible Stock Compensation	213,807
Other	1,784
NOL Carryover	-
Valuation Allowance	4,038,062
Income Tax Expense	$-

At September 30, 2008, the Company had net operating loss carry forwards of approximately, $6,576,177 for federal income tax purposes. The deferred tax assets of $2,630,471 are composed of the Company’s net operating loss carry forwards of approximately $6,576,177 at the approximate tax effect of 40%. There are no other material deferred tax assets or liabilities of the Company as of September 30, 2008.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30, 2009:

2009
Deferred Tax Assets:
NOL Carryforward	$6,659,187
Depreciation	38,990
Contribution Carryforward	40
Section 179 Expense Carry-Forward	90,686
Deferred Tax Liabilities:	-

Valuation Allowance	(6,788,903)
Net Deferred Tax Asset	$-

7.	IMPAIRMENT OF ASSETS

Manufacturing Equipment in Process
In response to changes within the financial markets and solar industry the Company modified its business development efforts. The change to operation and business development plans required the review and valuation assessment of each of the assets that make up the total under the Company’s Manufacturing Equipment in Process account. The review has resulted in a write down of certain assets related to the Company’s efforts to establish amorphous silicon solar module manufacturing infrastructure that the Company does not anticipate utilizing under its new plan. This impairment resulted in an expense of $5,826,990. This represents a total write down to zero for the portion of the Company’s Manufacturing Equipment in Process account that the Company does not anticipate using under its new plan of operations.  The valuation adjustment was the result of an analysis of certain significant unobservable events and the inputs used in determining the amount of the valuation adjustment include the decision to move to new manufacturing technology under efforts to establish a competitive advantage.  As these assets were not in service, there was no impact to depreciation expense or accumulated depreciation. The non-cash expense for the period ended September 30, 2009 is $209,580. However, there was an impact to the impairment expense recorded for the period.

Inventory Asset for Sale
The Company has engaged in efforts to market and sell a production prototype machine held in inventory for sale. We have engaged in efforts to solicit buyers, but we cannot be assured that a sale of the machine will be finalized in the near term. In an effort to develop alternate methods for the sale of the system the Company is engaged in discussions with interested parties for an arms-length trade of the system for services related to the Company’s efforts to develop new thin film manufacturing techniques for CIGS thin films. As a result of these negotiations utilizing the system as a trade for services, the company reasonably believes that the book value of the marketable prototype should be adjusted to reflect a current fair market valuation of $300,000 representing an average of the trade discussions under way at September 30, 2009. Management also believes that the write down of $1,117,000 to a book value of $300,000 represents the reasonable salvage value for the marketable prototype machine.

 XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

8.	PROMISSORY NOTE

During the fiscal year ended September 30, 2009, the Company converted an accounts payable for accrued facility lease payments to a promissory note in the amount of $456,921 The note accrues interest at 10% per annum. The note, including all principal and interest are due September 1, 2011. The interest expense for the fiscal year ended September 30, 2009 is $4,256. Also, as part of the lease payments the Company returned equipment to the lease holder and recognized a non-cash loss of $59,784.

9.	SETTLEMENT OF DEBT

During the fiscal year ended September 30, 2009, the Company was forgiven an accounts payable liability for equipment and services in the amount of $287,381.

10.	CONCENTRATION OF CREDIT RISK

The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at a time exceed insured amounts.  The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per financial institution. At September 30, 2009, the Company’s uninsured cash deposits were $280,717.

11.	COMMITMENTS AND CONTINGENCIES

California Corporate Office Lease
Effective April 1, 2009 the Company reduced its leased facilities at its Aliso Viejo, CA offices by approximately 50%. This resulted in associated reductions to monthly lease and facility expenses totaling approximately $2,000 leaving a monthly lease and facility liability of approximately $1,400. The Company plans to continue to lease these facilities for the foreseeable future.

Oregon Manufacturing Facility Lease
In furtherance of its revised plan of operations focusing on the development of new manufacturing technology for CIGS thin films and plans to establish manufacturing operations through joint venture license agreements for such new technology the Company elected to eliminate its Oregon based facility.  On August 27, 2009, the Company entered into a lease termination and mutual release of claims with Merix Corporation, an Oregon corporation. Pursuant to the terms of the Agreement, the Parties agreed to terminate that certain sublease agreement by and between the Parties, dated April 1, 2008, related to certain real property described therein which comprised the Company’s Oregon based facility (the “Premises”). Accordingly, the Company agreed to vacate the Premises on or before September 1, 2009. In connection with the termination of the Sublease, the Company also agreed (a) to sell certain equipment, currently housed on the Premises, to Merix for the amount of $111,620, (b) to allow Merix to complete a full drawdown of that certain $106,000 irrevocable letter of credit issued by Wells Fargo Bank, N.A., at the request of the Company, in favor of Merix. The combined amounts of the sale of equipment and draw down to the letter of credit totaling $217,620 were credited to the accrued lease payment liabilities. The remaining accrued lease payment liabilities and contractual term lease obligation were reduced to $456,920.66 and the Company issued an unsecured promissory note in favor of Merix in the amount of $456,920.66. The note accrues interest at 10% per annum. The Parties agreed to unconditionally release each other from the obligations imposed by, or related to, the Sublease, except for the obligations established by the Agreement.  The termination of the Sublease eliminates continued monthly operating costs associated with the facility, which the Company no longer requires for its plan of operations, while also reducing the Company’s short-term liabilities associated with the lease to zero and reducing the Company’s long-term liabilities by approximately sixty-five percent (65%).

Colorado Facilities Lease
On September 30, 2009 the Company extended the lease at its Golden, Colorado facility for an additional six months expiring on March 31, 2010 at the lease rate of $1,790 per month plus $945.00 in triple net for a total of $2,735 per month. While the Company does not currently conduct operations of any significance in the facility a machine built under contract for the Company, and held in inventory for sale by the Company, is housed in this facility and we are engaged in efforts to market and sell this machine. Upon the sale of the machine we do not anticipate continued use of the facility in our operations.

Marketable Production Prototype Machine

An inspection on April 30, 2009 of a production prototype machine built for the Company to prove technology for intended resale by the Company resulted in the determination that the machine continues to fail to meet contractual requirements and on May 4, 2009 XsunX provided the vendor, MVSystems Inc., a notice asserting that MVSystems is in material default of the terms of the agreement for the machine between the parties. No resolution to this notice of default has been agreed to by the parties.

Marketable Production Prototype Sales Tax Dispute
In March 2009 XsunX received notice from the State of Colorado offering determination that sales tax and penalties were due for what the state perceived as a purchase of a machine for use by XsunX rather than as an inventory item that was developed for re-sale.  On April 10, 2009 the Company filed a protest and hearing request disputing the findings of the tax auditor requesting that the total tax liability determination be reversed. As of September 30, 2009 we had not yet received a final determination from the Colorado Department of Revenue and we had a potential contingent liability in the amount of $72,800 for tax on the machine. On November 17, 2009 the Colorado Department of Revenue withdrew and cancelled its assessment of tax liability in total.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Manufacturing Facility Production Equipment Dispute
Under the Company’s previous efforts to establish a thin film solar module manufacturing facility the Company had placed an order for certain thin film deposition equipment with a vendor. While the Company worked with the vendor to verify and approve the contractual compliance of certain deliverables associated with $2,500,000 in invoicing received by the Company from the vendor the Company reported this invoice as a liability in its quarterly report for the period ended December 31, 2008 on Form 10Q. We completed our review of the deliverables and the vendor’s compliance with contractual requirements and determined that the deliverables under the invoice did not meet the required contractual specifications. For the period ended March 31, 2009 the Company reversed the $2,500,000 accounts payable liability until such time that the contractual requirements had been met by the vendor. In June the vendor and XsunX proposed terms for the cancellation of the order without further obligation to either party. As of the year ended September 30, 2009 the parties had agreed to terms but had not executed a signed release. The terms did not include or create any current or continuing liabilities for XsunX or the vendor. On December 21, 2009 the parties agreed to the termination of the order and all liabilities associated with the order further providing that neither party would be require to provide continuing services or payment.

Under the Company’s previous efforts to establish a thin film solar module manufacturing facility the Company had placed an order for glass washing systems totaling $523,950 with a vendor. Deposits totaling $130,987.50 were paid to the vendor prior to the cancellation of the order by the Company, and no systems have been delivered. The vendor is claiming that a balance is due prior to shipment in the amount of $408,963 which includes certain accrued interest payments. The Company has cancelled this order and disputes this amount and has instructed the vendor to apply the deposit payment of $130,987.50 towards re-stocking fees as full and final settlement to the account. Invoicing for this item totaling $209,580 remains on the Company’s account payables until such time that a final adjustment can be determined between the parties. In the judgment of management this remaining accounts payable amount of $209,580, if necessary, fairly represents an allowance sufficient to account for adjustments to re-stocking credits.

On September 3, 2009, XsunX received notice of an action filed by a vendor in the State of Oregon, Multnomah County, requesting, a) that the court grant the re-possession of certain industrial gas management equipment (the “equipment”) for shipment back to the vendor (XsunX had returned the equipment to the vendor on August 28, 2009), b) that the court grant the vendor unspecified re-stocking and re-shipment fees, or c) the sum of $117,207.07 plus interest and collection fees for payment for the equipment. The vendor allegations stem from XsunX’s determination that the vendor had modified an order for the equipment previously placed by XsunX without approval by XsunX through the issuance of an authorizing purchase order. Attempts by XsunX to return the equipment were met with demands for re-stocking fees from the vendor. XsunX has refused to pay re-stocking fees for equipment it believes was modified without approval. The vendor agreed to the return of the equipment and then subsequently filed its claim. Since the filing of the claim the vendor has proposed that it provide XsunX with a re-stocking credit leaving approximately $95,000 in re-stocking fees, interest, and collection fees. We dispute this amount and have retained counsel to aggressively defend this matter. At this time the Company is unable to estimate a loss related to this action.

Employment Agreements
On November 6, 2007, we entered into an amended and restated employment agreement with Mr. Joseph Grimes, our chief operating officer. Under the terms of his employment agreement, Mr. Grimes is entitled to a minimum annual base salary of $210,000. In March 2009 Mr. Grimes and the Company agreed to the reduction of annual base salary from $210,000 to $157,500 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In conjunction with agreeing to the reduction in base salary the Company also provided Mr. Grimes with a stock option grant to purchase 2,500,000 shares of our common stock, exercisable at $0.16 cents per share. In the event that Mr. Grimes employment is terminated by us without good cause, Mr. Grimes may receive a severance payment in the amount equal to 6 months of his annual base salary then paid to Mr. Grimes, all payable within 30 days of such termination. Potential cost to the Company could total at minimum $100,000 for the termination of Mr. Grimes subject to the termination without good cause by the Company.

On January 1, 2007, we entered into an employment agreement with Mr. Robert Wendt, our chief technical officer. Under the terms of his employment agreement, Mr. Wendt was initially entitled to a minimum annual base salary of $150,000 which was adjusted to $200,000 in November 2007 after review by the board. In March 2009 Mr. Wendt and the Company agreed to the reduction of annual salary from $200,000 to $150,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In conjunction with agreeing to the reduction in base salary the Company also provided Mr. Wendt with a stock option grant to purchase 2,500,000 shares of our common stock, exercisable at $0.16 cents per share. In September 2009 the Company agreed to the terms of a two year Key Employee Retention Agreement with Mr. Robert Wendt providing that in the event that Mr. Wendt’s employment is terminated by the Company without good cause, Mr. Wendt may receive twelve months salary at the then salary rate at time of termination, twelve months Company paid costs for actual costs incurred by Mr. Wendt for medical benefits related to COBRA coverage, and a relocation payment up to $2,500. Potential cost to the Company could total at minimum $164,500 for the termination of Mr. Wendt subject to the termination without good cause by the Company.

12.	NOTE RECEIVABLE

On January 1, 2007, XSUNX, Inc. issued a secured, seven year, 10% note to Sencera, LLC in the amount up to $1,500,000. Under the terms, the Company provided Sencera, LLC with $400,000 at the time of signing and $137,500 per month for up to eight months. These funds were to be used to develop technology and obtain licenses in agreement with the Technology Development and License Agreement between Sencera and XsunX, Inc also signed on January 1, 2007. The note may be converted into a membership interest in Sencera, LLP and an extension of the license for a period of three years. The security consists of the license rights, the ability to exercise the conversion and all other rights and remedies provided by law. On September 7, 2007, XsunX initiated the final funding of disbursements under a Promissory Note and Loan Agreement dated January 1, 2007, between XsunX and a private technology development firm. Under the Promissory Note and Loan Agreement XsunX has funded and extended the principal amount of $1,500,000 dollars to the private firm. On June 13, 2008, the Company entered into a separations agreement with Sencera, LLC which resulted in the full repayment of the principal $1,500,000 balance of the note plus accrued interest of approximately $173,251.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

13.	SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events as of January 11, 2010, the date the financial statements were issued.

Under the Company’s previous efforts to establish a thin film solar module manufacturing facility the Company had placed an order for certain thin film deposition equipment with a vendor. In June the vendor and XsunX proposed terms for the cancellation of the order without further obligation to either party. On December 21, 2009 the parties agreed to the termination of the order and all liabilities associated with the order further providing that neither party would be require to provide continuing services or payment.

On October 16, 2009, the Company accepted an offer for the sale of 2,556,818 shares of its restricted common stock in a private placement for cash proceeds of $225,000.

On November 16, 2009 the Company issued 53,789 shares of its common restricted stock for services related to marketing and public relations valued at $10,000 dollars.

On December 31, 2009 the Company accepted an offer for the sale of 1,000,000 shares of its restricted common stock in a private placement for cash proceeds of $88,000.

In the fiscal year ended September 30, 2009 XsunX modified its previous plans to directly establish amorphous silicon product manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the industry. In furtherance of these efforts the Company has begun the development of a hybrid manufacturing system combining certain technologies derived from the magnetic media manufacturing industry with manufacturing techniques for thin film solar. The Company has agreed to an estimate of $1,150,000 from a vendor for the cost of this prototype system, and in October 2009 paid an initial $115,000 deposit towards the manufacture of this system. The vendor and the Company are now engaged in efforts to complete the testing and engineering designs necessary to build the system.

In March 2009 XsunX received notice from the State of Colorado offering determination that sales tax and penalties were due for what the state perceived as a purchase of a machine for use by XsunX rather than as an inventory item that was developed for re-sale.  On April 10, 2009 the Company filed a protest and hearing request disputing the findings of the tax auditor requesting that the total tax liability determination be reversed. On November 17, 2009 the Colorado Department of Revenue withdrew and cancelled its assessment of tax liability in total.