Form 10-Q
period 2009-12-31
XSUNX INC
filed 2010-02-16
CIK 1039466

FORM 10-Q

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter Ended December 31, 2009

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

Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Dada File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock issued and outstanding as of February 12, 2010 was 200,095,217.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets December 31, 2009 (unaudited) and September 30, 2009 (audited)	3

Statements of Operations for the Three Months ended December 31, 2009 and 2008 (unaudited) and the period February 25, 1997 (inception) to December 31, 2009 (unaudited)	4

Statements of Stockholders Equity for the Three Months ended December 31, 2009 (unaudited)	5

Statements of Cash Flows for the Three Months ended December 31, 2009 and 2008 (unaudited) and the period February 27, 1997 (inception) to December 31, 2009 (unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Qualitative and Quantitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1a.Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	23

XSUNX, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$275,964	$530,717
Common stock subscription receivable	88,000	-
Inventory asset	300,000	300,000
Prepaid expenses	63,224	118,332

Total Current Assets	727,188	949,049

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	51,708	51,708
Machinery & equipment	450,386	450,386
Leasehold improvements	89,825	89,825
	591,919	591,919
Less accumulated depreciation	(401,830)	(378,353)

Net Property & Equipment	190,089	213,566

OTHER ASSETS
Manufacturing equipment in progress	437,219	207,219
Security deposit	5,815	5,815

Total Other Assets	443,034	213,034

TOTAL ASSETS	$1,360,311	$1,375,649

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$528,091	$389,293
Accrued expenses	15,770	24,451
Credit card payable	6,816	17,918

Total Current Liabilities	550,677	431,662

LONG TERM LIABILITIES
Accrued interest on note payable	15,679	4,256
Note payable, vendor	456,921	456,921

Total Long Term Liabilities	472,600	461,177

TOTAL LIABILITIES	1,023,277	892,839

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares
Common stock, no par value;
500,000,000 authorized common shares
200,095,217 and 196,484,610 shares issued and outstanding, respectively	24,090,869	23,767,869
Paid in capital, common stock warrants	3,250,298	3,175,930
Additional paid in capital	5,248,213	5,248,213
Deficit accumulated during the development stage	(32,252,346)	(31,709,202)

TOTAL SHAREHOLDERS' EQUITY	337,034	482,810

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,360,311	$1,375,649

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			February 25, 1997
	For the Three Months Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$-	$-	$14,880

OPERATING EXPENSES
Selling and marketing expenses	109,993	100,535	1,208,527
General and administrative expenses	279,024	1,007,764	11,072,894
Research and development	44,891	12,836	2,750,440
Stock option and warrant expense	74,368	77,250	3,524,488
Depreciation and amortization expense	23,477	37,052	585,883

TOTAL OPERATING EXPENSES	531,753	1,235,437	19,142,232

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(531,753)	(1,235,437)	(19,127,352)

OTHER INCOME/(EXPENSES)
Interest income	44	3,416	445,537
Impairment of assets	-	-	(7,031,449)
Write down of inventory asset	-	-	(1,117,000)
Legal settlement	-	-	1,100,000
Loan fees	-	-	(7,001,990)
Forgiveness of debt	-	-	592,154
Other, non-operating	-	(7,590)	(5,215)
Interest expense	(11,435)	-	(107,031)

TOTAL OTHER INCOME/(EXPENSES)	(11,391)	(4,174)	(13,124,994)

NET LOSS	$(543,144)	$(1,239,611)	$(32,252,346)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	198,662,320	188,404,937

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at September 30, 2009	-	$-	196,484,610	$23,767,869	$5,248,213	$3,175,930	$(31,709,202)	$482,810

Issuance of common shares in October 2009 for cash (2,556,818 common shares issued at $0.088 per share ) (unaudited)	-	-	2,556,818	225,000	-	-	-	225,000

Issuance of common shares in November 2009 for services (53,789 common shares issued at a fair value of $0.1859 per share) (unaudited)	-	-	53,789	10,000	-	-	-	10,000

Issuance of common shares in December 2009 for subscription receivable (1,000,000 common shares issued at $0.088 per share) (unaudited)	-	-	1,000,000	88,000	-	-	-	88,000

Stock compensation expense (unaudited)	-	-	-	-	-	74,368	-	74,368

Net Loss for the period ended December 31, 2009 (unaudited)	-	-	-	-	-	-	(543,144)	(543,144)

Balance at December 31, 2009 (unaudited)	-	$-	200,095,217	$24,090,869	$5,248,213	$3,250,298	$(32,252,346)	$337,034

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudted)

			From Inception
			February 25,1997
	For the Three Months Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(543,144)	$(1,239,611)	$(32,252,346)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	23,477	37,052	585,883
Common stock issued for services and interest	10,000	11,000	1,974,134
Stock option and warrant expense	74,368	77,250	3,524,488
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	-	-	7,031,449
Write down of inventory asset	-	-	1,117,000
Gain on settlement of debt	-	-	(287,381)
Settlement of lease	-	-	59,784
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	55,108	(26,098)	(63,224)
Inventory held for sale	-	-	(1,417,000)
Other assets	-	-	(5,815)
Increase (Decrease) in:
Accounts payable	127,696	3,235,035	2,567,636
Accrued expenses	2,742	23,282	31,449

NET CASH (USED)/PROVIDED IN OPERATING ACTIVITIES	(249,753)	2,117,910	(11,448,370)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(230,000)	(3,516,719)	(6,054,629)
Payments on note receivable	-	-	(1,500,000)
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	-	(35,170)	(591,919)

NET CASH USED BY INVESTING ACTIVITIES	(230,000)	(3,551,889)	(8,426,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	225,000	600,000	10,995,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	600,000	20,151,278

NET INCREASE (DECREASE) IN CASH	(254,753)	(833,979)	275,964

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	530,717	2,389,218	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$275,964	$1,555,240	$275,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12	$-	$119,675
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the three months ended December 31, 2009, the Company issued 1,000,000 shares of common stock for $88,000 for a subscription receivable.

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2009

1.    Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2009.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the three months ended December 31, 2009. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended December 31, 2009, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2009, and September 30, 2009, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue Recognition
The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  To date the Company has had minimal revenue and is still in the development stage.

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

3.     CAPITAL STOCK

At December 31, 2009, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the three months ended December 31, 2009, the Company issued 2,556,818 shares of common stock at a price of $0.088 per share for cash of $225,000; 1,000,000 shares of common stock issued at a price of $0.088 per share for a subscription receivable of $88,000; 53,789 shares of common stock issued at a price of $0.1859 per share for services at a fair value of $10,000. During the three months ended December 31, 2008, the Company issued 3,000,000 shares of common stock at a price of $0.20 per share for cash of $600,000; 50,000 shares of common stock issued at a price of $0.22 per share for services at fair value of $11,000.

4.     STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the period ended December 31, 2009, the Company granted no stock options.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2009

4.     STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

For the period ended
12/31/2009
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	10,180,000	$0.27
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	10,180,000	$0.27
Exercisable at the end of the period	5,410,207	$0.32
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2009 was as follows:

			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	2.07 years
$0.53	100,000	100,000	2.15 years
$0.45	100,000	100,000	2.31 years
$0.41	100,000	100,000	2.66 years
$0.36	2,500,000	1,415,625	2.82 years
$0.36	500,000	471,875	2.87 years
$0.36	500,000	471,875	2.91 years
$0.36	115,000	67,084	3.78 years
$0.16	5,115,000	1,733,748	4.25 years
	10,180,000	5,410,207

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended December 31, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2009 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2009, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the three months ended December 31, 2009 and 2008 was $74,368 and $77,250, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2009

4.     STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

For the period ended
12/31/2009
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,195,332	$0.61
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	4,195,332	$0.61
Exercisable at the end of period	4,047,332	$0.64
Weighted average fair value of warrants granted during the period		$-

At December 31, 2009, the weighted average remaining contractual life of warrants outstanding:

			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	1.26 years
$0.51	500,000	352,000	1.55 years
$0.20	250,000	250,000	2.00 years
$0.50	1,666,666	1,666,666	2.84 years
$0.75	1,666,666	1,666,666	2.84 years
	4,195,332	4,047,332

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2009

5.     PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an accounts payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest, is due September 1, 2011. The interest expense related to this note for the three months ended December 31, 2009 is $11,423.

6.     SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events as of February 12, 2010 the date the financial statements were issued.

In May 2008 XsunX licensed certain patented and patent-pending technologies from MVSystems, Inc. In April 2009 the Company received notice from MVSystems that one of the patent pending technologies licensed by XsunX, U.S. Patent Application No. 10/905,545 entitled “Stable Three-Terminal and Four Terminal Solar Cells and Solar Cell Panels Using Thin-Film Silicon Technology, had been rejected by the US Patent Office for various deficiencies. In August 2009 MVSystems notified the Company that it had amended its application and re-filed the amended patent application with the U.S Patent Office. On January 22, 2010, the Company received notification from MVSystems that the above referenced patent application had again been rejected by the Untied States Patent Office and that MVSystems had elected to abandon the above referenced patent application. By prior agreement, the Company has assumed all rights of MVS to prosecute or maintain the referenced patent application, and the Company continues to hold related contractual rights and claims against MVSystems, Inc.  The Company's current plan of operations and technology development efforts does not contemplate the use of the above referenced patent application technology.

On January 12, 2010, the Company received $88,000 on a common stock sale receivable for the purchase of 1,000,000 shares of common restricted stock.

Item 2.	MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO THE SAME PERIOD IN 2008

Revenue:

The Company generated no revenues in the period ended December 31, 2009 and 2008 respectively. Additionally, there was no associated cost of sales.

Selling and Marketing Expenses:

Selling and marketing expenses for the three month period ended December 31, 2009 were $109,993, as compared to $100,535 for the same period in 2008. The increase of $9,458 in selling and marketing expenses between the periods is primarily attributable to increase in public relation expenses relating to increasing the Company’s exposure, and efforts to establish brand awareness under the Company’s revised plan of operations.

General and Administrative Expenses:

General and administrative expenses for the three month period ending December 31, 2009 were $279,024 as compared to $1,007,764 during the same period in 2008.  The decrease of $728,739 was related primarily to closing the Oregon facilities and the reduction of operations at the Company’s Colorado facilities, which decreased overall expenses.

Research and Development:

Research and development for the three month period ended December 31, 2009 were $44,891 as compared to $12,836 during the same period in 2008. The increase of $32,055 was due to efforts related to the development new thin film manufacturing technology under the Company’s revised plan of operations. The Company anticipates that costs associated with the development of new thin film solar manufacturing technologies under its revised plan of operations will continue and may increase in the future as the Company works to complete the development of its new technologies.

Net Loss:

The net loss for the three months ended December 31, 2009 was $(543,144) as compared to a net loss of ($1,239,611) for the same period 2008. The decreased net loss of $696,467 includes the operating expense changes discussed above, and non-cash expense of $23,477 in depreciation.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $176,511 of working capital as compared to $517,387 for the prior period. This decrease of $340,876 was due primarily to a decrease in cash and prepaid expenses.

During the three months ended December 31, 2009, the Company used $(249,753) of cash for operating activities, as compared to cash provided of $2,117,910 for the prior period. The decrease in cash provided of $2,367,663 for operating activities was primarily due to a decrease in accounts payable related primarily to the closure of the Oregon manufacturing facilities.

Cash used by investing activities for the three months ended December 31, 2009 was $(230,000), as compared to cash use of $(3,551,889) for the prior period. The net decrease of cash used in investing activities was primarily due to a decrease in the purchase of manufacturing equipment and facilities in process under the Company’s revised plan of operations.

Cash provided by financing activities for the three months ended December 31, 2009 was $225,000, as compared to $600,000 for the prior period. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through December 31, 2009. Our independent registered public accounting firm has issued their report dated January 11, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2009, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of unregistered common stock for proceeds totaling $225,000 dollars.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended December 31, 2009, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

While we have been able to raise capital through equity and debt offerings in the past there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

OFF-BALANCE SHEET ARRANGEMENTS

         None

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Operating Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited or reviewed may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

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

On September 3, 2009, XsunX received notice of an action filed by a vendor in the State of Oregon, Multnomah County, requesting, a) that the court grant the re-possession of certain industrial gas management equipment (the “equipment”) for shipment back to the vendor (XsunX had returned the equipment to the vendor on August 28, 2009), b) that the court grant the vendor unspecified re-stocking and re-shipment fees, or c) the sum of $117,207.07 plus interest and collection fees for payment for the equipment. The vendor allegations stem from XsunX’s determination that the vendor had modified an order for the equipment previously placed by XsunX without approval by XsunX through the issuance of an authorizing purchase order. Attempts by XsunX to return the equipment were met with demands for re-stocking fees from the vendor. XsunX has refused to pay re-stocking fees. The vendor agreed to the return of the equipment and then subsequently filed its claim. Since the filing of the claim the vendor has proposed that it provide XsunX with a re-stocking credit leaving approximately $95,000 in re-stocking fees, interest, and collection fees. We dispute this amount and have retained counsel to aggressively defend this matter. At this time the Company is unable to estimate a loss, if any, related to this action.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K filed on January 13, 2010.

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the three months ended December 31, 2009 and 2008 was $(543,144) and $(1,239,611), respectively. Net cash used for operations was $(249,753) and net cash provided was $2,117,910 for the three months ended December 31, 2009 and 2008, respectively. From inception through December 31, 2009, we had an accumulated deficit of $(32,252,346).

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

We we will need to obtain additional financing to continue to operate our business, including capital expenditures to complete the development of marketable thin film manufacturing technologies, and financing may be unavailable or available only on disadvantageous terms which could cause the Company to curtail its business operations and delay the execution of its business plan.

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

We will be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, rules may be adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 that will require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The attestation process by our independent registered public accountants will be new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

	investors may have difficulty buying and selling or obtaining market quotations;

	market visibility for our common stock may be limited; and

	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K -

(a) Exhibits:

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	XsunX Plan of reorganization and Asset Purchase Agreement, dated September 23, 2003 (3)
10.2	Form 8-K related to the release of a newsletter to shareholders. (4)
10.3	Form 8-K related to the release of a newsletter to shareholders.(5)
10.4	Form 8-K related to the release of a newsletter to shareholders.(6)
31.1	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (7)
31.2	Certifications of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (7)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (7)
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (7)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated October 15, 2009.

(5)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated October 27, 2009.
(6)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated February 10, 2010.
(7)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 12, 2010	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

Dated: February 12, 2010	By:	/s/ Joseph Grimes
Joseph Grimes Chief Operating Officer and President