Form 10-Q
period 2010-03-31
XSUNX INC
filed 2010-05-17
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2010

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
Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock issued and outstanding as of May 14, 2010 was 208,484,641.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Balance Sheets March 31, 2010 (unaudited) and September 30, 2009 (audited)	2
Statement of Operations for the Three and Six Months ended March 31, 2010 and 2009 (unaudited) and the period February 25, 1997 (inception) to March 31, 2010 (unaudited)	3
Statements of Shareholders Equity for the Six Months ended March 31, 2010 (unaudited)	4
Statements of Cash Flows for the Six Months ended March 31, 2010 and 2009 (unaudited) and the period February 27, 1997 (inception) to March 31, 2010 (unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 Qualitative and Quantitative Disclosures About Market Risk	14
Item 4T. Controls and Procedures	14
PART II - OTHER INFORMATION	15
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. (Removed and Reserved)	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

XSUNX, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$597,445	$530,717
Inventory asset	240,000	300,000
Prepaid expenses	26,870	118,332
Total Current Assets	864,315	949,049
PROPERTY & EQUIPMENT
Office & miscellaneous equipment	51,708	51,708
Machinery & equipment	450,386	450,386
Leasehold improvements	89,825	89,825
	591,919	591,919
Less accumulated depreciation	(425,306)	(378,353)
Net Property & Equipment	166,613	213,566
OTHER ASSETS
Manufacturing equipment in progress	437,219	207,219
Security deposit	5,815	5,815
Total Other Assets	443,034	213,034
TOTAL ASSETS	$1,473,962	$1,375,649
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$521,347	$389,293
Accrued expenses	23,994	24,451
Credit card payable	5,439	17,918
Total Current Liabilities	550,780	431,662
LONG TERM LIABILITIES
Accrued interest on note payable	27,102	4,256
Note payable, vendor	456,921	456,921
Total Long Term Liabilities	484,023	461,177
TOTAL LIABILITIES	1,034,803	892,839
COMMITMENTS & CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 50,000,000 authorized preferred shares	-	-
Common stock, no par value; 500,000,000 authorized common shares 208,484,641 and 196,484,610 shares issued and outstanding, respectively	24,763,369	23,767,869
Paid in capital, common stock warrants	3,325,866	3,175,930
Additional paid in capital	5,238,213	5,248,213
Deficit accumulated during the development stage	(32,888,289)	(31,709,202)
TOTAL SHAREHOLDERS' EQUITY	439,159	482,810
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,473,962	$1,375,649

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception February 25, 1997 through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
REVENUE	$-	$-	$-	$-	$14,880
OPERATING EXPENSES
Selling and marketing expenses	92,056	30,927	202,049	131,462	1,300,583
General and administrative expenses	265,925	652,980	544,949	1,675,922	11,338,819
Research and development	107,491	165,898	152,382	178,734	2,857,931
Stock option and warrant expense	75,568	77,251	149,936	154,501	3,600,056
Depreciation and amortization expense	23,476	40,337	46,953	77,389	609,359
TOTAL OPERATING EXPENSES	564,516	967,393	1,096,269	2,218,008	19,706,748
LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(564,516)	(967,393)	(1,096,269)	(2,218,008)	(19,691,868)
OTHER INCOME/(EXPENSES)
Interest income	-	1,094	44	4,509	445,537
Impairment of assets	-	-	-	-	(7,031,449)
Write down of inventory asset	(60,000)	-	(60,000)	-	(1,177,000)
Legal settlement	-	-	-	-	1,100,000
Loan fees	-	-	-	-	(7,001,990)
Forgiveness of debt	-	287,381	-	287,381	592,154
Other, non-operating	-	(108)	-	7,481	(5,215)
Interest expense	(11,427)	-	(22,862)	-	(118,458)
TOTAL OTHER INCOME/(EXPENSES)	(71,427)	288,367	(82,818)	299,371	(13,196,421)
NET LOSS	$(635,943)	$(679,026)	$(1,179,087)	$(1,918,637)	$(32,888,289)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	201,914,092	188,868,536	200,288,206	188,868,536

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid-in-	Deficit Accumulated during the Development
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Total
Balance at September 30, 2009	-	$-	196,484,610	$23,767,869	$5,248,213	$3,175,930	$(31,709,202)	$482,810
Issuance of common shares in October 2009 for cash (2,556,818 common shares issued at $0.088 per share ) (unaudited)	-	-	2,556,818	225,000	-	-	-	225,000
Issuance of common shares in November 2009 for services (53,789 common shares issued at a fair value of $0.1859 per share) (unaudited)	-	-	53,789	10,000	-	-	-	10,000
Issuance of common shares in December 2009 for subscription receivable (1,000,000 common shares issued at $0.088 per share) (unaudited)	-	-	1,000,000	88,000	-	-	-	88,000
Stock compensation expense (unaudited)	-	-	-	-	-	149,936	-	149,936
Issuance of common shares in March 2010 for cash (2,000,000 common shares issued at $0.075 per share ) (unaudited)	-	-	2,000,000	150,000	-	-	-	150,000
Issuance of common shares in March 2010 for services (139,424 common shares issued at $0.16 per share ) (unaudited)	-	-	139,424	22,500	-	-	-	22,500
Issuance of common shares in March 2010 for cash (6,250,000 common shares issued at $0.08 per share ) (unaudited)	-	-	6,250,000	500,000	-	-	-	500,000
Stock issuance costs (unaudited)	-	-	-	-	(10,000)	-	-	(10,000)
Net Loss for the six months ended March 31, 2010 (unaudited)	-	-	-	-	-	-	(1,179,087)	(1,179,087)
Balance at March 31, 2010 (unaudited)	-	$-	208,484,641	$24,763,369	$5,238,213	$3,325,866	$(32,888,289)	$439,159

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudted)

	Six Months Ended		From Inception February 25,1997 through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,179,087)	$(1,918,637)	$(32,888,289)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	46,953	77,389	609,359
Common stock issued for services and interest	32,500	11,000	1,996,634
Stock option and warrant expense	149,936	154,500	3,600,056
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	-	-	7,031,449
Write down of inventory asset	60,000	-	1,177,000
Gain on settlement of debt	-	-	(287,381)
Settlement of lease	-	-	59,784
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	91,462	(15,384)	(26,870)
Inventory held for sale	-	-	(1,417,000)
Other assets	-	-	(5,815)
Increase (Decrease) in:
Accounts payable	119,575	1,138,645	2,559,515
Accrued expenses	22,389	(10,449)	51,096
NET CASH USED IN OPERATING ACTIVITIES	(656,272)	(562,936)	(11,854,889)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(230,000)	(1,400,871)	(6,054,629)
Payments on note receivable	-	-	(1,500,000)
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	-	(68,025)	(591,919)
NET CASH USED BY INVESTING ACTIVITIES	(230,000)	(1,468,896)	(8,426,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	953,000	600,000	11,723,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	953,000	600,000	20,879,278
NET INCREASE (DECREASE) IN CASH	66,728	(1,431,832)	597,445
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	530,717	2,389,218	-
CASH & CASH EQUIVALENTS, END OF PERIOD	$597,445	$957,387	$597,445
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4	$-	$119,679
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2010

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the six months ended March 31, 2010. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the period ended March 31, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2010, and September 30, 2009, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

At March 31, 2010, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the six months ended March 31, 2010, the Company issued 2,556,818 shares of common stock at a price of $0.088 per share for cash of $225,000; 1,000,000 shares of common stock issued at a price of $0.088 per share for cash of $88,000; 53,789 shares of common stock issued at a price of $0.1859 per share for services at a fair value of $10,000; 2,000,000 shares of common stock issued at a price of $0.075 per share for cash of $150,000; 6,250,000 shares of common stock issued for net proceeds of $500,000; 139,424 shares of common stock issued at a price of $0.16 per share for services at a fair value of $22,500. During the six months ended March 31, 2009, the Company issued 3,000,000 shares of common stock at a price of $0.20 per share for cash of $600,000; 50,000 shares of common stock issued at a price of $0.22 per share for services at fair value of $11,000.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the period ended March 31, 2010, the Company granted no stock options.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	For the period ended 3/31/2010
	Number of Options	Weighted average exercise price
Outstanding, beginning of the period	10,180,000	$0.27
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	10,180,000	$0.27
Exercisable at the end of the period	5,890,914	$0.31
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2010 was as follows:

Exercisable Prices	Stock Options Outstanding	Stock Options Exercisable	Average Remaining Contractual Life (years)
$0.46	1,150,000	950,000	1.82 years
$0.53	100,000	100,000	1.90 years
$0.45	100,000	100,000	2.06 years
$0.41	100,000	100,000	2.41 years
$0.36	2,500,000	1,441,750	2.57 years
$0.36	500,000	481,250	2.62 years
$0.36	500,000	481,250	2.66 years
$0.36	115,000	76,667	3.53 years
$0.16	5,115,000	2,159,997	4.00 years
	10,180,000	5,890,914

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended March 31, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2010 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2010, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the six months ended March 31, 2010 and 2009 was $149,936 and $154,500, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

	For the period ended 3/31/2010
	Number of Options	Weighted average exercise price
Outstanding, beginning of the period	4,195,332	$0.61
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	4,195,332	$0.61
Exercisable at the end of period	4,047,332	$0.64
Weighted average fair value of warrants granted during the period		$-

At March 31, 2010, the weighted average remaining contractual life of warrants outstanding:

		Average
		Remaining
Warrants	Warrants	Contractual
Outstanding	Exercisable	Life (years)
112,000	112,000	1.01 years
500,000	352,000	1.30 years
250,000	250,000	1.75 years
1,666,666	1,666,666	2.59 years
1,666,666	1,666,666	2.59 years
4,195,332	4,047,332

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2010

5.	PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an accounts payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest, is due September 1, 2011. The interest expense related to this note for the six months ended March 31, 2010 is $22,846.

6.	NOTES, COMMITMENTS, AND CONTINGENCIES

Leased Facility Transactions

Our lease for facilities in Golden, at the lease rate of $1,790 per month plus $945 in triple net for a total of $2,735 per month will expire May 30, 2010.  Under agreement with the landlord we plan to vacate the premises by June 15, 2010. While we do not currently conduct operations of any significance in the facility, a machine built under contract for us, and held in inventory for sale by us, is housed in this facility and we are engaged in the sale and transfer of  this machine as part of our plans to prepare to vacate.

Settlement of Vendor Dispute

On September 3, 2009, we received notice of an action filed by Airgas, Corp. in the State of Oregon, Multnomah County, requesting, a) that the court grant the re-possession of certain industrial gas management equipment (the “equipment”) for shipment back to the vendor (we had returned the equipment to the vendor on August 28, 2009), b) that the court grant the vendor unspecified re-stocking and re-shipment fees, or c) the sum of $117,207 plus interest and collection fees for payment for the equipment. Earlier attempts by us to return the equipment were met with demands for re-stocking fees from the vendor. We had refused to pay re-stocking fees. The vendor eventually agreed to the return of the equipment and then subsequently filed its claim. In February 2010, prior to a summary judgment hearing, we elected to negotiate a settlement with Airgas Corp. agreeing to pay $114,641 in 12 equal monthly payments of $9,553 commencing March 1, 2010. No default currently exists under this agreement.

MVSystems, Inc. Abandonment of Patent Application

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

7.	CONSENTRATION OF CREDIT RISK

The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at times exceed the insured amounts.  The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per financial institution. At March 31, 2010, the Company’s uninsured cash deposits were $347,445.

8.	SUBSEQUENT EVENTS

The following is an item management has evaluated as subsequent events pursuant to the requirement of Topic 855.

On April 21, 2010 the Company received payment in the amount of $240,000 for an offer it accepted on April 16, 2010 for the sale of inventory asset held for sale, plus certain associated attendant assets. The inventory asset was revalued and written down to its fair market value for the six months ended March 31, 2010.

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

BUSINESS OVERVIEW

In the fiscal year ended September 30, 2009, XsunX modified its previous plans to directly establish a solar module manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the industry. Our current efforts are focused on the combination of highly developed thin film solar processes with state-of-the-art mature magnetic media thin film manufacturing technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency and production yields, and lower the costs for the production of high efficiency Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE SAME PERIOD IN 2009

Revenue:

The Company generated no revenues for the periods ended March 31, 2010 and 2009 respectively. Additionally, there was no associated cost of sales.

Selling and Marketing Expenses:

Selling and marketing expenses for the three month period ended March 31, 2010 were $92,056, as compared to $30,927 for the same period in 2009. The increase of $61,129 in selling and marketing expenses between the periods is primarily attributable to increase in public relation expenses relating to increasing the Company’s exposure, and efforts to establish brand awareness under the Company’s revised plan of operations.

General and Administrative Expenses:

General and administrative expenses for the three month period ending March 31, 2010 were $265,925 as compared to $652,980 during the same period in 2009. The decrease of $367,055 was related primarily to closing the Company’s Oregon facilities, the reduction of operations at the Company’s Colorado facilities with the intent to close that facility, and a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology.

Research and Development:

Research and development for the three month period ended March 31, 2010 were $107,491 as compared to $165,898 during the same period in 2009. The decrease of $58,407 was due to a reduction to expenses associated with the Company’s revised plan of operations to develop a new thin film solar manufacturing technology.

Net Loss:

The net loss for the three months ended March 31, 2010 was $(635,943) as compared to a net loss of $(679,026) for the same period 2009. The decreased net loss of $(43,083) includes the operating expense changes discussed above, and the net change in non-cash expenses of $18,544, which includes depreciation and stock option expense.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE SAME PERIOD IN 2010

Revenue:

The Company generated no revenues in the six month period ended March 31, 2010 and 2009 respectively. Additionally, there was no associated cost of sales.

Selling and Marketing Expenses:

Selling and marketing expenses for the six month period ended March 31, 2010 were $202,049, as compared to $131,462 for the same period in 2009. The increase of $70,587 in selling and marketing expenses between the periods is primarily attributable to an increase in public relation expenses relating to increasing the Company’s exposure, and efforts to establish brand awareness under the Company’s revised plan of operations.

General and Administrative Expenses:

General and administrative expenses for the six month period ending March 31, 2010 were $544,949 as compared to $1,675,922 during the same period in 2009.  The decrease of $1,130,973 was related primarily to closing the Company’s Oregon facilities, the reduction of operations at the Company’s Colorado facilities with the intent to close that facility, and a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology.

Research and Development:

Research and development for the six month period ended March 31, 2010 were $152,382 as compared to $178,734 during the same period in 2009. The decrease of $26,352 was due to a reduction to expenses associated with the Company’s revised plan of operations to develop a new thin film solar manufacturing technology.

Net Loss:

The net loss for the six months ended March 31, 2010 was $(1,179,087) as compared to a net loss of $(1,918,637) for the same period 2009. The decreased net loss of $739,550 includes the operating expense changes discussed above, and the net change of $35,001in non-cash expenses, which includes depreciation and stock option expense.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $313,535 of working capital as compared to $517,387 at September 30, 2009. This decrease of $114,271 was due primarily to a decrease in the estimated value of inventory held for sale.

During the six months ended March 31, 2010, the Company used $(656,272) of cash for operating activities, as compared to cash used of $(562,936) for the prior period. The increase in cash used of $93,336 for operating activities was primarily due to a decrease in the use of accounts payable to finance operations.

Cash used by investing activities for the six months ended March 31, 2010 was $(230,000), as compared to cash use of $(1,468,896) for the prior period. The net decrease of cash used in investing activities was primarily due to a decrease in the purchase of manufacturing equipment and facilities in process under the Company’s revised plan of operations.

Cash provided by financing activities for the six months ended March 31, 2010 was $953,000, as compared to $600,000 for the prior period. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through March 31, 2010. Our independent registered public accounting firm has issued their report dated January 11, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2010, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of unregistered common stock for proceeds totaling $953,000 dollars.

On March 30, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”) whereby LPC agreed to purchase up to an aggregate of $5,000,000 of our common stock (the “Purchase Shares”).  Pursuant to the terms of the Purchase Agreement, LPC purchased an initial amount of $500,000 of Purchase Shares (5,000,000 Purchase Shares) from us, and in consideration for LPC entering into the Purchase Agreement we agreed to the issuance of up to 2,500,000 shares of common stock (the “Commitment Shares”) to LPC of which 1,250,000 have been issued to LPC.  Further, subject to our satisfaction of certain conditions, such as the effectiveness of a registration statement covering the shares under the Purchase Agreement, LPC agreed to buy more of the Purchase Shares at our direction, at any time, in any amount up to $50,000 at a specified purchase price per share.  Also, pursuant to the terms of the Purchase Agreement, after the SEC has declared effective the registration statement, we will have the right, over a 25-month period, to sell the remaining Purchase Shares to LPC in amounts up to $500,000 per sale, subject to certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $5,000,000.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended March 31, 2010, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims, other than ordinary routine litigation incidental to our business, that we believe will have, individually or in the aggregate, a material affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on January 13, 2010.

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the three months ended March 31, 2010 and 2009 was $(635,943) and $(679,026), respectively. Net cash used for operations was $(656,272) and $(562,936) for the six months ended March 31, 2010 and 2009, respectively. From inception through March 31, 2010, we had an accumulated deficit of $(32,898,289).

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

As discussed in the “Liquidity and Capital Resources” section herein above, on March 30, 2010, we entered into a Purchase Agreement with LPC whereby LPC agreed to purchase up to an aggregate of $5,000,000 of our common stock (referred to herein as “Purchase Shares”).  Pursuant to the terms of the Purchase Agreement, LPC purchased an initial amount of $500,000 of such Purchase Shares (5,000,000 Purchase Shares) from us, and in consideration for LPC entering into the Purchase Agreement we agreed to the issuance of up to 2,500,000 shares of common stock (referred to herein as the “Commitment Shares”) to LPC of which 1,250,000 have been issued to LPC.  Further, subject to our satisfaction of certain conditions, such as the effectiveness of a registration statement covering the shares under the Purchase Agreement, LPC agreed to buy more of the Purchase Shares at our direction, at any time, in any amount up to $50,000 at a specified purchase price per share.  Also, pursuant to the terms of the Purchase Agreement, after the SEC has declared effective the registration statement, we will have the right, over a 25-month period, to sell the remaining Purchase Shares to LPC in amounts up to $500,000 per sale, subject to certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $5,000,000.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, rules may be adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 that will require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The attestation process by our independent registered public accountants will be new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2010 the Company accepted an offer for the sale of 2,000,000 shares of its restricted common stock in a private placement for cash proceeds of $150,000. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2010, the Company issued 139,424 shares of its restricted common stock in connection with a service agreement to provide marketing and financing service to the Company.  Subject to the service agreement the shares were valued at $22,500. Such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On March 30, 2010, the Company issued certain securities pursuant to a securities purchase agreement to Lincoln Park Capital Fund, LLC. Information related to this issuance was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003 (3)
10.2	Form 8-K related to the release of a newsletter to shareholders. (4)
10.3	Form 8-K related to a Material Definitive Financing Agreement entered into by the Company.(5)
10.4	Form S-1 related to the filing of a registration statement by the Company.(6)
31.1	Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (7)
31.2	Certifications of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (7)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (7)
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (7)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated February 24, 2010.
(5)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2010.
(7)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 17, 2010	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

Dated: May 17, 2010	By:	/s/ Joseph Grimes
Joseph Grimes Chief Operating Officer and President