Form 10-Q
period 2010-06-30
XSUNX INC
filed 2010-08-13
CIK 1039466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2010

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

The number of shares of common stock issued and outstanding as of August 13, 2010 was 208,484,641.

Table of Contents
PAGE
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Balance Sheets June 30, 2010 (unaudited) and September 30, 2009 (audited)	3

Statement of Operations for the Three and Nine Months ended June 30, 2010 and 2009 (unaudited) and the period February 25, 1997 (inception) to June 30, 2010 (unaudited)	4

Statements of Shareholders Equity for the Nine Months ended June 30, 2010 (unaudited)	5

Statements of Cash Flows for the Nine Months ended June 30, 2010 and 2009 (unaudited) and the period February 27, 1997 (inception) to June 30, 2010 (unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Qualitative and Quantitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

PART II - OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 1A.Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

XSUNX, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$472,515	$530,717
Asset held for sale	-	300,000
Prepaid expenses	13,641	118,332

Total Current Assets	486,156	949,049

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	28,942	51,708
Machinery & equipment	354,541	450,386
Leasehold improvements	-	89,825
	383,483	591,919
Less accumulated depreciation	(295,482)	(378,353)

Net Property & Equipment	88,001	213,566

OTHER ASSETS
Manufacturing equipment in progress	230,000	207,219
Security deposit	3,200	5,815

Total Other Assets	233,200	213,034

TOTAL ASSETS	$807,357	$1,375,649

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$463,696	$389,293
Accrued expenses	17,819	24,451
Credit card payable	8,593	17,918

Total Current Liabilities	490,108	431,662

LONG TERM LIABILITIES
Accrued interest on note payable	38,525	4,256
Note payable, vendor	456,921	456,921

Total Long Term Liabilities	495,446	461,177

TOTAL LIABILITIES	985,554	892,839

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0.01 par value; 50,000,000 authorized preferred shares	-	-
Common stock, no par value; 500,000,000 authorized common shares 208,484,641 and 196,484,610 shares issued and outstanding, respectively	24,763,369	23,767,869
Paid in capital, common stock warrants	3,400,834	3,175,930
Additional paid in capital	5,238,213	5,248,213
Deficit accumulated during the development stage	(33,580,613)	(31,709,202)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(178,197)	482,810

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$807,357	$1,375,649

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					February 25, 1997
	Three Months Ended		Nine Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$-	$-	$-	$-	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	322,360	791,379	1,102,339	2,753,265	16,561,949
Research and development	76,677	2,792	346,145	181,526	2,934,608
Depreciation and amortization expense	27,483	40,337	74,436	117,726	636,842

TOTAL OPERATING EXPENSES	426,520	834,508	1,522,920	3,052,517	20,133,399

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(426,520)	(834,508)	(1,522,920)	(3,052,517)	(20,118,519)

OTHER INCOME/(EXPENSES)
Interest income	-	428	44	4,937	445,537
Gain/(Loss) on sale of assets	(577)	-	(577)	-	(577)
Impairment of assets	(253,671)	(5,240,000)	(253,671)	(5,240,000)	(7,285,120)
Write down of assets held for sale	-	-	(60,000)	-	(1,177,000)
Legal settlement	-	-	-	-	1,100,000
Loan fees	-	-	-	-	(7,001,990)
Forgiveness of debt	-	-	-	287,381	592,154
Other, non-operating	-	-	-	7,481	(5,215)
Interest expense	(11,425)	(5,274)	(34,287)	(5,274)	(129,883)

TOTAL OTHER INCOME/(EXPENSES)	(265,673)	(5,244,846)	(348,491)	(4,945,475)	(13,462,094)

NET LOSS	$(692,193)	$(6,079,354)	$(1,871,411)	$(7,997,992)	$(33,580,613)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.03)	$(0.01)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	208,484,641	189,342,437	203,048,216	189,026,503

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at September 30, 2009	-	$-	196,484,610	$23,767,869	$5,248,213	$3,175,930	$(31,709,202)	$482,810

Issuance of common shares in October 2009 for cash
(2,556,818 common shares issued at $0.088 per share ) (unaudited)	-	-	2,556,818	225,000	-	-	-	225,000

Issuance of common shares in November 2009 for services
(53,789 common shares issued at a fair value of $0.1859 per share) (unaudited)	-	-	53,789	10,000	-	-	-	10,000

Issuance of common shares in December 2009 for subscription receivable
(1,000,000 common shares issued at $0.088 per share) (unaudited)	-	-	1,000,000	88,000	-	-	-	88,000

Issuance of common shares in March 2010 for cash
(2,000,000 common shares issued at $0.075 per share ) (unaudited)	-	-	2,000,000	150,000	-	-	-	150,000

Issuance of common shares in March 2010 for services
(139,424 common shares issued at $0.16 per share ) (unaudited)	-	-	139,424	22,500	-	-	-	22,500

Issuance of common shares in March 2010 for cash
(6,250,000 common shares issued at $0.08 per share ) (unaudited)	-	-	6,250,000	500,000	-	-	-	500,000

Stock compensation expense (unaudited)	-	-	-	-	-	224,904	-	224,904

Stock issuance costs (unaudited)	-	-	-	-	(10,000)	-	-	(10,000)

Net Loss for the nine months ended June 30, 2010 (unaudited)	-	-	-	-	-	-	(1,871,411)	(1,871,411)

Balance at June 30, 2010 (unaudited)	-	$-	208,484,641	$24,763,369	$5,238,213	$3,400,834	$(33,580,613)	$(178,197)

The accompany notes are an integral part of these financial statement

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudted)

			From Inception
			February 25,1997
	Nine Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,871,411)	$(7,997,992)	$(33,580,613)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	74,436	117,726	636,842
Common stock issued for services and interest	32,500	11,000	1,996,634
Stock option and warrant expense	224,904	393,069	3,675,024
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	-	5,240,000	7,031,449
Write down of assets held for sale	60,000	-	1,177,000
Gain on settlement of debt	-	-	(287,381)
Loss on sale of assets	577	-	577
Settlement of lease	-	-	59,784
Disposal of assets	253,671	-	253,671
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	104,691	(670)	(13,641)
Asset held for sale	240,000	-	(1,177,000)
Other assets	2,615	-	(3,200)
Increase (Decrease) in:
Accounts payable	65,078	1,063,730	2,505,018
Accrued expenses	27,637	(3,761)	56,344

NET CASH USED IN OPERATING ACTIVITIES	(785,302)	(1,176,898)	(11,983,919)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(230,000)	(1,140,870)	(6,054,629)
Payments on note receivable	-	-	(1,500,000)
Proceeds from the sale of assets	4,100	-	4,100
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	-	(68,096)	(591,919)

NET CASH USED BY INVESTING ACTIVITIES	(225,900)	(1,208,966)	(8,422,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	953,000	600,000	11,723,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	953,000	600,000	20,879,278

NET INCREASE (DECREASE) IN CASH	(58,202)	(1,785,864)	472,515

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	530,717	2,389,218	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$472,515	$603,354	$472,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18	$-	$119,693
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
June 30, 2010

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2009.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the nine months ended June 30, 2010. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the period ended June 30, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2010, and September 30, 2009, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
June 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Selling and marketing expenses for the period ended June 30, 2010 were reclassified to general and administrative expenses since the Company is focusing more on research and development of its product.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

At June 30, 2010, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the nine months ended June 30, 2010, the Company issued 2,556,818 shares of common stock at a price of $0.088 per share for cash of $225,000; 1,000,000 shares of common stock issued at a price of $0.088 per share for cash of $88,000; 53,789 shares of common stock issued at a price of $0.1859 per share for services at a fair value of $10,000; 2,000,000 shares of common stock issued at a price of $0.075 per share for cash of $150,000; 6,250,000 shares of common stock issued for net proceeds of $500,000; 139,424 shares of common stock issued at a price of $0.16 per share for services at a fair value of $22,500. During the nine months ended June 30, 2009, the Company issued 3,000,000 shares of common stock at a price of $0.20 per share for cash of $600,000; 50,000 shares of common stock issued at a price of $0.22 per share for services at fair value of $11,000.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the period ended June 30, 2010, the Company granted no stock options.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
June 30, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

For the period ended
6/30/2010
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	10,180,000	$0.27
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	10,180,000	$0.27
Exercisable at the end of the period	6,375,621	$0.31
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2010 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	1.57 years
$0.53	100,000	100,000	1.65 years
$0.45	100,000	100,000	1.82 years
$0.41	100,000	100,000	2.16 years
$0.36	2,500,000	1,471,875	2.32 years
$0.36	500,000	490,625	2.37 years
$0.36	500,000	490,625	2.41 years
$0.36	115,000	86,250	3.28 years
$0.16	5,115,000	2,586,246	3.76 years
	10,180,000	6,375,621

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended June 30, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2010 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2010, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the nine months ended June 30, 2010 and 2009 was $224,904 and $393,069, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
June 30, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	1.51 years
$0.51	500,000	352,000	0.76 years
$0.20	250,000	250,000	1.05 years
$0.50	1,666,666	1,666,666	2.34 years
$0.75	1,666,666	1,666,666	2.34 years
	4,195,332	4,047,332

At June 30, 2010, the weighted average remaining contractual life of warrants outstanding:

		Average
		Remaining
Warrants	Warrants	Contractual
Outstanding	Exercisable	Life (years)
112,000	112,000	1.01 years
500,000	352,000	1.30 years
250,000	250,000	1.75 years
1,666,666	1,666,666	2.59 years
1,666,666	1,666,666	2.59 years
4,195,332	4,047,332

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
June 30, 2010

5.	PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an accounts payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest, is due September 1, 2011. The interest expense related to this note for the nine months ended June 30, 2010 is $34,269.

6.	NOTES, COMMITMENTS, AND CONTINGENCIES

Leased Facility Transactions
Our lease for facilities in Golden, at the lease rate of $1,790 per month plus $945 in triple net for a total of $2,735 per month expired May 30, 2010.  We vacated the premises on May 25, 2010. Security deposit in the amount of $2,615 were returned to the Company.

Settlement of Vendor Dispute
In February 2010, we elected to negotiate a settlement related to a dispute over certain equipment with a vendor, Airgas Corp., agreeing to pay $114,641 in 12 equal monthly payments of $9,553 commencing March 1, 2010. As of June 30, 2010 the Company has made payments totaling $38,212 leaving a principal balance in the amount of $76,429 as of the period ended June 30, 2010. No default currently exists under this agreement.

7.	CONSENTRATION OF CREDIT RISK

The Company has a concentration of credit risk for cash by maintaining deposits with banks, which may at times exceed the insured amounts.  The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per financial institution. At June 30, 2010, the Company’s uninsured cash deposits were $222,515.

8.	SALE AND DISPOSITION OF ASSETS

On April 21, 2010 the Company received payment in the amount of $240,000 for an offer it accepted on April 16, 2010 for the sale of an asset held for sale, plus certain associated attendant assets.

9.	FORM S-1 REGISTRATION

On April 30, 2010, the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission seeking to register 27,500,000 shares of the Company's common stock related to a financing agreement with Lincoln Park Capital Fund, LLC. The registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2010.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE SAME PERIOD IN 2009

Revenue:

The Company generated no revenues for the periods ended June 30, 2010 and 2009 respectively. Additionally, there was no associated cost of sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three month period ending June 30, 2010 were $322,360 as compared to $791,379 during the same period in 2009. The decrease of $(469,019) was related primarily to closing the Company’s Oregon facilities, the reduction of operations at the Company’s Colorado facilities and subsequent closure of that facility, and a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology.

Research and Development:

Research and development for the three month period ended June 30, 2010 were $76,677 as compared to $2,792 during the same period in 2009. The increase of $73,885 was due to an increase in salaries associated with the Company’s revised plan of operations and focus on the development of a new thin film solar manufacturing technology.

Net Loss:

The net loss for the three months ended June 30, 2010 was $(692,193) as compared to a net loss of $(6,079,354) for the same period 2009. The decreased net loss of $(5,387,161) includes the operating expense changes discussed above, the impairment of assets totaling $5,240,000 associated with the closing of the Company’s Oregon facilities, and the net change in non-cash expenses of $176,454, which includes depreciation and stock option expense.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE SAME PERIOD IN 2009

Revenue:

The Company generated no revenues in the nine month period ended June 30, 2010 and 2009 respectively.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the nine month period ending June 30, 2010 were $1,102,339 as compared to $2,753,265 during the same period in 2009.  The decrease of $(1,650,926) was related primarily to closing the Company’s Oregon facilities, the reduction of operations at the Company’s Colorado facilities and subsequent closure of that facility, and a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology.

Research and Development:

Research and development for the nine month period ended June 30, 2010 were $346,145 as compared to $181,526 during the same period in 2009. The increase of $164,619 was due to an increase in salaries associated with the Company’s revised plan of operations and focus on the development of a new thin film solar manufacturing technology.

Net Loss:

The net loss for the nine months ended June 30, 2010 was $(1,871,411) as compared to a net loss of $(7,997,992) for the same period 2009. The decreased net loss of $(6,126,581) includes the operating expense changes discussed above, the impairment of assets totaling $5,240,000 associated with the closing of the Company’s Oregon facilities, and the net change of $211,455 in non-cash expenses, which includes depreciation and stock option expense.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $(3,952) of working capital deficit (i.e. the difference between current assets of $486,156 and current liabilities of $490,108) as compared to a working capital of $517,387 at September 30, 2009. This decrease of $(521,339) in working capital was due primarily to a decrease in the estimated value of inventory held for sale, and a decrease in prepaid expenses.

During the nine months ended June 30, 2010, the Company used $(785,302) of cash for operating activities, as compared to cash used of $(1,176,898) for the same period 2009. The decrease in cash used of $(391,596) for operating activities was primarily due to a decrease in the use of accounts payable to finance operations.

Cash used by investing activities for the nine months ended June 30, 2010 was $(225,900), as compared to cash use of $(1,208,966) for the same period 2009. The net decrease of $(983,066) cash used in investing activities was primarily due to a decrease in the purchase of manufacturing equipment and facilities in process under the Company’s revised plan of operations.

Cash provided by financing activities for the nine months ended June 30, 2010 was $953,000, as compared to $600,000 for the same period 2009. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through June 30, 2010. Our independent registered public accounting firm has issued their report dated January 11, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2010, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of unregistered common stock for proceeds totaling $953,000 dollars (iii) the sale of assets totaling $244,100

On March 30, 2010, the Company entered into a purchase agreement (the "Purchase Agreement") with Lincoln Park Capital, LLC ("LPC") whereby LPC agreed to purchase up to an aggregate of $5,000,000 of our common stock (the "Purchase Shares").  Pursuant to the terms of the Purchase Agreement, LPC purchased an initial amount of $500,000 of Purchase Shares (5,000,000 Purchase Shares) from us, and in consideration for LPC entering into the Purchase Agreement we agreed to the issuance of up to 2,500,000 shares of common stock (the "Commitment Shares") to LPC of which 1,250,000 have been issued to LPC.  Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with LPC. Pursuant to the registration rights agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the "SEC") covering the shares that were issued or may be issued to LPC in connection with the transaction. After the SEC declared effective the registration statement related to transaction, which occurred on June 30, 2010, the Company has the right to direct LPC to buy more of the Purchase Shares, at any time, in any amount up to $50,000 at a specified purchase price per share.  Also, pursuant to the terms of the Purchase Agreement, as the SEC has declared effective the registration statement as of June 30, 2010, the Company has the right, over a 25-month period, to sell the remaining Purchase Shares to LPC in amounts up to $500,000 per sale, subject to certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $5,000,000.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended June 30, 2010, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

 Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the three months ended June 30, 2010 and 2009 was $(692,193) and $(6,079,354) respectively. Net cash used for operations was $(785,302) and ($1,176,898) for the nine months ended June 30, 2010 and 2009, respectively. From inception through June 30, 2010, we had an accumulated deficit of $33,580,613.

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

As discussed in the "Liquidity and Capital Resources" section herein above, on March 30, 2010, we entered into a Purchase Agreement with LPC whereby LPC agreed to purchase up to an aggregate of $5,000,000 of our common stock (referred to herein as "Purchase Shares").  Pursuant to the terms of the Purchase Agreement, LPC purchased an initial amount of $500,000 of such Purchase Shares (5,000,000 Purchase Shares) from us, and in consideration for LPC entering into the Purchase Agreement we agreed to the issuance of up to 2,500,000 shares of common stock (referred to herein as the "Commitment Shares") to LPC of which 1,250,000 have been issued to LPC.  Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with LPC. Pursuant to the registration rights agreement, the Company agreed to file a registration statement with the SEC covering the shares that were issued or may be issued to LPC in connection with the transaction. After the SEC declared effective the registration statement related to transaction, which occurred on June 30, 2010, the Company has the right to direct LPC to buy more of the Purchase Shares, at any time, in any amount up to $50,000 at a specified purchase price per share.  Also, pursuant to the terms of the Purchase Agreement, as the SEC has declared effective the registration statement as of June 30, 2010, the Company has the right, over a 25-month period, to sell the remaining Purchase Shares to LPC in amounts up to $500,000 per sale, subject to certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $5,000,000.

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

Standards for compliance with section 404 of The Sarbanes-Oxley Act Of 2002 are subject to change, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, rules may be adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 that will require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The attestation process by our independent registered public accountants will be new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:
EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003 (3)
10.2	Form 8-K related to the release of a newsletter to shareholders. (4)
10.3	Form 8-K related to the release of a newsletter to shareholders.(5)
10.4	Form 8-K related to the release of a newsletter to shareholders (6)
10.5	Form S-1/A related to the filing of an amended registration statement by the Company.(7)
10.6	Form S-1/A related to the filing of an amended registration statement by the Company.(8)
10.7	Form 8-K related to the release of a newsletter to shareholders (9)
10.8	Form 8-K related to the release of a newsletter to shareholders (10)
31.1	Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (11)
31.2	Certifications of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (11)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (11)
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002 (11)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated May 18, 2010.
(5)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated May 28, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated June 9, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1/A filed with the Securities and Exchange Commission dated June 10, 2010.
(8)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2010.
(9)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated July 20, 2010.
(10)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K filed with the Securities and Exchange Commission dated August 3, 2010.
(11)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XSUNX, INC.

Dated: August 13, 2010	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

Dated: August 13, 2010	By:	/s/ Joseph Grimes
Joseph Grimes Chief Operating Officer and President