Form 10-K
period 2010-09-30
XSUNX INC
filed 2010-12-29
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

Title of each class:Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐   NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐   NO    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes    ☐    NO  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

(Check one):
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes    ☐   NO    ☒

As of March 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25,945,872 million based on the closing price as reported on the OTCBB.

As of December 29, 2010, there were 211,067,886 shares of the registrant’s company stock outstanding.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our patent pending system and processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar™ process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Technology Overview

Our efforts have been focused on the development and customization of a series of specialized processing tools that when combined provide a turn-key high-throughput manufacturing system to produce CIGS solar cells.

Core attributes to our process method are the use of small area thermal co-evaporation techniques coupled with state-of-the-art sputter deposition technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency, production yields, and lower the costs for the production of high efficiency CIGS cells.

There are five (5) core process tools that when combined will initially produce 125mm format (about 5” square) solar cells, scaling to 156mm formats (about 6” square). We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar™ cells will be manufactured on stainless steel squares sized to match silicon solar cells currently used in nearly 75% of all solar modules manufactured today.

This innovative approach bridges the gap between inexpensive thin-film and costly high efficiency silicon wafer technologies to produce a new breed of solar cell combining what we believe are the best attributes of each technology. The mass production of individual, high performance CIGS solar cells – like solar building blocks – we believe will allow solar power to finally compete effectively against other sources of electrical energy.

CIGS Thin Film Solar Devices

Copper Indium Gallium (di) Selenide(CIGS) exceeds all other thin film solar cell performance to date delivering nearly 20% conversions in laboratory environments. It is this high efficiency low cost potential for CIGS, and its wide array of uses and applications, that we believe provides the basis to drive the cost of energy production for alternative sources to unprecedented new lows. For this reason many major researchinstitutes and agencies worldwide view CIGS as a significant solar technology and support continuous development and research efforts related to CIGS thin films.

We believe that through the successful combination of small area co-evaporation processing techniques with the high rate sputter processing techniques developed within the hard disc media industry, overall factory yields (total watts of production per day) canbe increased thereby resulting in lower production costs while still delivering the full energy and low cost potential that CIGS based devices can offer.

CIGS Experience

Our staff experience includes nearly 16 years of thin film and CIGS experience in successful technology development, equipment design, and production of several million square feet CIGS products in a commercial production setting.  Our Chief Technology Officer has worked side by side with leading researchers at NREL and in fact shares an R&D 100 award with NREL staff for efforts related to CIGS technology development.

Our resident XsunX thin film CIGS technologists and manufacturing experts are working jointly with a leading producer of manufacturing equipment utilized in the hard disc market to create a unique process of coupling small area deposition (approximately 5X5 inch squares), material control, and material transport technologies from the disk drive industry for use in the production of thin film CIGS solar cells. We are combining the expertise and years of technological improvements derived from the sophisticated hard disc drive manufacturing industry with XsunX staff experience in the CIGS thin film industry.

Sales and Marketing

We have developed and have begun to implement a plan to offer CIGSolar™ technology to existing manufacturers of solar products in the renewable energy industry. Although XsunX focuses on the development of solar technology and products, we are not a systems or a machine manufacturer.We have and intend to continue to develop relationships with equipment manufacturers that can build systems to our specifications thereby allowing us to offer turn-key manufacturing solutions to enable our licensees to manufacturer CIGS cells quickly and inexpensively.

We anticipate that at the conclusion of the initial development of our CIGS technology, that we will generate revenue from an array of services and license fees from manufacturers that utilize our technologies. These revenue fees may include inception license fees and royalty streams based upon the efficiencies our unique CIGS technology, guidance for the conversion of new or existing facilities, production line equipment and systems design and markups, training and implementation, as well as R&D support, and product reliability expertise.

Intellectual Property

We plan to market license opportunities for our technology and not directly manufacture the solar technologies and related products that may employ the use of our thin film technologies. This business model requires that we develop and maintain intellectual property that includes both patented and proprietary technologies. We have licensed certain patented and patent pending technologies, and we are developing with the intent to file for patent protection certain other thin film manufacturing technologies. The following is an outline of certain patents and technologies we are developing, have acquired, or licensed:

The Company is developing a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our system and processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We have designed a proprietary system for a process known as co-evaporation used in the manufacture of the solar absorbing material CIGS. Certain key features related to this system we believe may qualify for patent protection. In November 2010 we filed provisional patent application with the United States Patent and Trademark Office identifying five (5) claims. As we continue to refine our designs and process technologies we may elect to file additional applications and we may seek to enforce our claims through filing of utility patents.

In September 2003, the Company was assigned the rights to three patents as part of an Asset Purchase Agreement with Xoptix Inc., a California corporation. The patents acquired were No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2010.

Competitive Conditions

A number of thin film solar cell technologies have and are being developed by other companies. Such technologies include amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), and copper indium selenide as well as advanced concepts in thin film crystalline silicon, and the use of organic materials. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may be offered in formats delivering power similar or greater to technologies developed that may be developed by us, and they may also achieve manufacturing costs per watt lower than cost per watt to manufacture technologies developed by us.

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

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. Several of the larger TFPV cell suppliers are Q-Cells, Shell Solar, Sharp Corporation, BP Solar, Kyocera Corporation, First Solar, and Energy Conversion Devices, which together supply the significant portion of the current TFPV market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do.

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

Employees and Consultants

As of the fiscal year ended September 30, 2010 we had 6 salaried employees. This represents an increase of 1 employee over the same period ended 2009. The Company also engages consultants to perform specific functions that otherwise would require an employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2010 and 2009 was $2,210,603and $10,634,133, respectively. Net cash used for operations was $(1,347,395) and $(2,862,327) for the years ended September 30, 2010 and 2009, respectively. At September 30, 2010, we had a working capital deficit of $220, 978. From inception through September 30, 2010, we had an accumulated deficit of $33,919,805.

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

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. Although the Company entered into a financing arrangement with Lincoln Park Capital Fund, LLC pursuant to which the Company has the right over a 25-month period to receive $50,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.20, in which case we can sell greater amounts to Lincoln Park as the price of our common stock increases, Lincoln Park shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, complete the development of marketable technologies, develop a sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business.

If future products based on technologies we are developing cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability which will have a materially adverse effect on our business.

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

There is no assurance that the market will accept our products once development has been completed which could have an adverse effect on our business.

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

Other companies, many of which have greater resources than we have, may develop competing products or technologies which cause products based on our technologies to become noncompetitive which could have an adverse effect on our business.

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

The loss of strategic relationships used in the development of our thin film manufacturing technologies and products could impede our ability to complete the development of our products and have a material adverse effect on our business.

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

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which could have a material adverse effect on our business.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.  Such restrictions could have a materially adverse effect on our business.

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

Item 2. Properties

California Corporate Office Lease

The Company leases facilities in Aliso Viejo, CA. At the lease rate of approximately $1,000 per month. The Company extended its lease for 12 months in May 2010 and plans to continue to lease these facilities for the foreseeable future.

Colorado Facilities Lease

Our lease for facilities in Golden, Colorado at the lease rate of $1,790 per month plus $945 in triple net for a total of $2,735 per month expired May 30, 2010.  We vacated the premises on May 25, 2010. A security deposit in the amount of $2,615 was returned to the Company. The Company consolidated operations in its Aliso Viejo facilities.

The Company owns no real property.

Item 3. Legal Proceedings

In the ordinary conduct of our business, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results except as set forth below.

On September 21, 2010 we received notice of a claim filed by Billco Manufacturing Inc. in the State of California, Orange County Superior Court, requesting that the court award $340,567.50 for an open book account balance purportedly owed to the manufacturer by XsunX. The vendor allegations stem from a demand for payment made in the amount of $340,567.50 for the order of certain equipment by XsunX in 2008. XsunX refused to pay this amount as we had cancelled the order placed with the vendor, the vendor was in possession of its own un-used standard systems that it could market to other buyers in the course of its normal business, and that XsunX’s prior payment in the amount of $130,987.50 to the vendor represented, in the judgment of management, a fair and final re-stocking fee. We dispute any additional amounts claimed by the vendor and have retained counsel to defend this matter.

In February 2010, we elected to negotiate a settlement related to a dispute over certain equipment with Airgas Corp.agreeing to pay $114,641 in 12 equal monthly payments of $9,553 commencing March 1, 2010. As of September 30, 2010 the Company has made payments totaling $66,874 leaving a principal balance in the amount of $47,767 as of the fiscal year ended September 30, 2010. No default currently exists under this agreement.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Bulletin Board, was as follows:

Year Ended September 30, 2010	High	Low	Close
First Quarter ended December 31, 2009	0.26	0.13	0.16
Second Quarter ended March 31, 2010	0.21	0.11	0.13
Third Quarter ended June 30, 2010	0.15	0.10	0.11
Fourth Quarter ended September 30, 2010	0.12	0.07	0.10

Year Ended September 30, 2009
First Quarter ended December 31, 2008	0.30	0.18	0.19
Second Quarter ended March 31, 2009	0.20	0.09	0.16
Third Quarter ended June 30, 2009	0.17	0.11	0.13
Fourth Quarter ended September 30, 2009	0.22	0.10	0.15

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

Number of Holders

As of September 30, 2010, there were approximately 280 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2010, there were approximately 209,055,337 shares of common stock outstanding on record with the Company’s stock transfer agent, Mountain Share Transfer. On September 30, 2010 the last reported sales price of our common stock on the OTCBB was approximately $0.10per share.

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

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2010 no options or warrants were granted.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2010, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2010, and 2009 is as follows:

During the period ended September 30, 2010 and 2009, the Company granted 0 and 5,350,000 stock options, respectively. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.16 and $0.36 per share and expire at various times through April 2014.

	9/30/2010	9/30/2009
Risk free interest rate	1.67% to 2.77%	1.67% to 2.77%
Stock volatility factor	90.56% to 104.73%	90.56% to 104.73%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2010		9/30/2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	10,180,000	$0.27	5,750,000	$0.39
Granted	-	$-	5,350,000	$0.17
Exercised	-	$-	-	$-
Expired	-	$-	(920,000)	$0.41
Outstanding, end of year	10,180,000	$0.27	10,180,000	$0.27
Exercisable at the end of year	6,858,328	$0.29	4,927,500	$0.33
Weighted average fair value of options granted during the year		$-		$0.11

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2010 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	1.32 years
$0.53	100,000	100,000	1.40 years
$0.45	100,000	100,000	1.56 years
$0.41	100,000	100,000	1.91 years
$0.36	2,500,000	1,500,000	2.07 years
$0.36	500,000	500,000	2.12 years
$0.36	500,000	500,000	2.16 years
$0.36	115,000	95,833	3.03 years
$0.16	5,115,000	3,012,495	3.50 years
	10,180,000	6,858,328

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2010 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2010, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2010 and 2009 was $273,133 and $534,518, respectively.

Warrants

During the fiscal year ended September 30, 2010, the Company issued no warrants. At September 30, 2010, the Company had a total of 4,195,332 warrants to purchase shares of common stock, 4,047,332 of which were exercisable at September 30, 2010.

A summary of the Company’s warrants activity and related information follows:

	9/30/2010		9/30/2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,195,332	$0.61	4,195,332	$0.61
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, end of year	4,195,332	$0.61	4,195,332	$0.61
Exercisable at the end of year	4,047,332	$0.64	4,047,332	$0.62
Weighted average fair value of warrants granted during the year		$-		$-

At September 30, 2010, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	0.51 years
$0.51	500,000	352,000	0.80 years
$0.20	250,000	250,000	1.25 years
$0.50	1,666,666	1,666,666	2.09 years
$0.75	1,666,666	1,666,666	2.09 years
	4,195,332	4,047,332

Recent Sales of Securities (Registered and Unregistered)

The authorized Common stock of the Company was established at 500,000,000 shares with no par value.The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The following represents a detailed analysis of the fiscal year ended September 30, 2010 Common stock transactions.

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

Lincoln Park Capital Fund, LLC Transaction

On March 30, 2010, XsunX signed a $5 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  Upon signing the agreement, XsunX received $500,000 from LPC as an initial purchase under the $5 million dollar commitment in exchange for 5,000,000 shares of our common stock.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  On April 30, 2010, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 27,500,000 shares related to our financing agreements with LPC. The registration was declared effective by the Securities and Exchange Commission on June 30, 2010.Subject to the effective registration statement related to the transaction, we have the right over a 25-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

There are no upper limits to the price LPC may pay to purchase our common stock, and the purchase price of the shares related to the $4.5 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount. The Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.08.

In consideration for entering into the $5 million agreement which provides for an additional $4.5 million of future funding, we issued to LPC 1,250,000 shares of our common stock as a financing inception commitment and shall issue an equivalent amount of shares pro rata as LPC purchases the additional $4.5 million. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.  Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future funding’s, penalties or liquidated damages in the agreement.  The proceeds received by the Company under the common stock purchase agreement are expected to be used in the development of thin film manufacturing equipment and technologies, general and administrative costs, and general working capital.

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through September 30, 2010, approximately 5,556,808 shares for a total investment of $549,999.98 including the initial $500,000 and 5,000,000 shares.  These shares were sold at various pricing between $0.08 and $0.10 per share.  Subsequent to September 30, 2010, we have sold an additional 1,963,940 shares for $175,000.10 for a total of 7,520,748 shares issued and $725,000.08 cash received.  These shares were sold at various pricing between $0.08 and $0.09 per share.  Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 62,497 commitment shares issued pro rata as LPC has purchased additional shares this leaves 18,666,755 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Issuance of Shares for Services

For the fiscal period ended September 30, 2010, the Company issued a total of 193,213 shares of its restricted common stock in connection with service agreements to provide various marketing, and consulting services to the Company as follows:

On November 16, 2009 the Company issued 53,789 shares of its common restricted stock for services related to marketing and public relations valued at $10,000 dollars. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

In March 2010, the Company issued 139,424 shares of its restricted common stock in connection with a service agreement that had provided marketing and financing service to the Company.  Subject to the service agreement the shares were valued at $22,500. Such shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our patent pending system and processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar™ process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Our efforts have been focused on the development and customization of a series of specialized processing tools that when combined provide a turn-key high-throughput manufacturing system to produce CIGS solar cells.

Core attributes to our process method are the use of small area thermal co-evaporation techniques coupled with state-of-the-art sputter deposition technologies derived from the hard disc drive (HDD) industry to improve manufacturing output, increase cell efficiency, production yields, and lower the costs for the production of high efficiency CIGS cells.

There are five (5) core process tools that when combined will initially produce 125mm format (about 5” square) solar cells, scaling to 156mm formats (about 6” square). We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar™ cells will be manufactured on stainless steel squares sized to match silicon solar cells currently used in nearly 75% of all solar modules manufactured today.

 This innovative approach bridges the gap between inexpensive thin-film and costly high efficiency silicon wafer technologies to produce a new breed of solar cell combining what we believe are the best attributes of each technology. The mass production of individual, high performance CIGS solar cells – like solar building blocks – we believe will allow solar power to finally compete effectively against other sources of electrical energy.

Plan of Operations

For the fiscal year ending September 30, 2011, the Company has developed a plan of operations focused on the continued development and marketing of the aforementionedthin film solar manufacturing technology that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry.

Our Plan of Operations, based upon the aforementioned activities, commits $1.67million for general, administrative, research and development activities, and $2.62 million working capitalunder a phase two plan to establish a limited scale  production system for use in marketing and sales efforts through the use of the system to demonstrate technologies, continued process development and improvement under our technology license model, and for support purposes of the systems placed in the field as we work to commercialize our proposed new CIGS manufacturing technology.

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

Results of Operations for the Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009.

Revenue and Cost of Sales:

The Company generated no revenues in the fiscal years ended September 30, 2010, and 2009. There were no associated costs of goods sold in any of the fiscal periods represented above. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by ($2,021,756) during the fiscal year ended September 30, 2010 to $1,470,731 as compared to $3,492,487 for the fiscal year ended September 30, 2009. The decreases in SG&A expenses were related primarily to closing the Company’s Oregon and Colorado facilities, and a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations.We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Our current research and development plans include the use of third party equipment vendors whose equipment we plan to use as part of our integrated CIGSolar™ manufacturing system. These vendors assist with access to equipment and technologies that we are working to customize for use in our manufacturing processes. This approach to research and development has allowed expenses to decrease by $65,885 during the fiscal year ended September 30, 2010 to $292,999 as compared to $358,884 for the fiscal year ended September 30, 2009. We anticipate that future R&D expense will increase as we establish each of the various system capabilities within our own facilities for use in continued process improvement, marketing efforts, and systems support.

Net Loss:

For the fiscal year ended September 30, 2010, our net loss was ($2,210,603) as compared to a net loss of ($10,634,133) for the fiscal year ended September 30, 2009.   This decrease in Net Loss of $(8,423,530) compared to the fiscal year ended September 30, 2009 was primarily due to a decrease in the impairment of assets expense compared to the prior fiscal years impairment and write down of assets, which resulted in an expense of $6,943,990. Also, the decrease in net loss was due to the Company’s overall decrease in operating expenses. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a workingcapital deficit at September 30, 2010 of $(220,978), as compared to a working capital of $517,387 as of September 30, 2009. The decrease in working capital was the result of a decrease in prepaid expenses, and an increase in accounts payable. There were no revenue producing activities for the fiscal year ended September 30, 2010.

Cash flow used by operating activities was $(1,347,395) for the fiscal year ended September 30, 2010, as compared to cash flow used by operating activities of ($2,862,327) for the fiscal year ended September 30, 2009. The decrease in cash flow used of $(1,514,932) by operating activities was primarily due to a decrease in operating net loss and prepaid expenses.

Cash flow provided by investing activities was $14,100 for the fiscal year ended September 30, 2010, as compared to cash flow used in investing activities of $(16,174) during the fiscal year ended September 30, 2009. The net increase in investing activities was primarily due to proceeds received of $244,100 from the sale of assets, and the purchase of equipment in the amount of $(230,000), compared to purchasing fixed assets of $(16,174) in the prior fiscal year.

Cash flow provided by financing activities was $1,003,000 for the fiscal year ended September 30, 2010, as compared to cash provided by financing activities of $1,020,000 during the fiscal year ended September 30, 2009. The decrease in cash flow provided by financing activities was the result of a reduction to cash provided through equity financing.

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry. However the cash flow requirements associated with the completion of these development efforts, and the transition to revenue recognition will exceed cash generated from operations in the current and future periods. We will need toseek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Effective as of July 17, 2009, the board of directors of the Company approved the engagement of HJ Associates& Consultants, LLP (“HJ”) as its principal independent registered public accounting firm to audit the Company’s financial statements. During the Company’s two (2) most recent fiscal years, as well as the subsequent interim period through the Effective Date, there were no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with HJ’s report. During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through the Effective Date, HJ did not advise the Company of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2010, management continued revising the Company's internal and controls procedure document basing this revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer concluded that our internal control over financial reporting as of September 30, 2010 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

Pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company sold to Lincoln Park Capital Group, LLC (LPC) from October 1, 2010 through the date of this report, a total of approximately 1,963,940 shares for a total investment of $175,000.10. These shares were sold at various pricing between $0.08 and $0.09 per share.  An additional 48,609of the remaining pool of 1,250,000 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

Issuance of Stock Purchase Options

On October 18, 2010, the Board of Directors authorized the issuance of stock option agreements to the named employees listed below as follows:
Name	Date of Grant	Amount	Exercise Price	Term	Consideration
Joseph Grimes	October 18, 2010	1,000,000	$0.10	5 yr.	Future key deliverables within the scope of the employees influence
Robert G. Wendt	October 18, 2010	10,000,000	$0.10	5 yr.	Future key deliverables within the scope of the employees influence

The vesting schedule for Mr. Grimes is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following performance milestones:

(a)
The Option shall become exercisable in the amount of 1,000,000 shares upon Optionee’s management of the assembly and operation of initial baseline CIGSolar process equipment contemplated under the Company’s CIGS solar cell equipment and technology plan, and the subsequent production of 1,000 full size solar cells (dimension of 125 or 156 mm square) that achieve a minimum of >10% conversion efficiency over a five (5) day operating period in which the system operates at the designed through-put speed range delivering a cell yield of >80%. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.

(b)
In the event of a sale or merger of all or substantially all of the Company’s assets to an acquiring party following which the Company would not be a surviving operating entity, the Company will provide Optionee a fifteen (15) day prior notice of such proposed event providing for immediate vesting of all remaining unvested Options under this Agreement.

The vesting schedule for Mr. Wendt is as follows:

The option shall becomeexercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following performance milestones:

(a)
The Option shall become exercisable in the amount of 1,000,000 shares upon the award to the Company of a least one patent issued by the United States Patent and Trademark Office protecting a key element to the Company’s CIGSolar manufacturing approach in which Optionee had an instrumental involvement in either the design, development, prosecution, or inception of the intellectual property.

(b)
The Option shall become exercisable in the amount of 4,000,000 shares upon Optionee’s assembly and/or management of the assembly and operation of initial baseline CIGSolar process equipment contemplated under the Company’s CIGS solar cell equipment and technology plan, and the subsequent production of 1,000 full size solar cells (dimension of 125 or 156 mm square) that achieve a minimum of >10% conversion efficiency over a five (5) day operating period in which the system operates at the designed through-put speed range delivering a cell yield of >80%. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.

(c)
The Option shall become exercisable in the amount of 5,000,000 shares upon Optionee’s assembly and/or management of the assembly and operation of commercial CIGSolar production equipment prepared for use by the Company, or for delivery to a third party by the Company for use in a commercial setting, and the subsequent production of 2,000 full size solar cells (dimension of 125 or 156 mm square) that achieve a minimum of > 12% conversion efficiency while operating over a five (5) day operating period in which the system operates at the designed through-put speed range delivering a cell yield of >85%. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.

(d)
Achievement of each milestone to be reviewed and determined by the Company’s Board of Directors prior to the Company acknowledgment of any vesting rights by Optionee. Determination by the Board of Directors will be provided within ten (10) business days from notice to the Company by Optionee of milestone achievement. Notice by Optionee shall contain all relevant information necessary for the Board of Directors to review and make a determination.

Additionally, on October 18, 2010, the Board of Directors authorized amendments to prior option grants issued to the named employee listed below as follows:

Grant Number	Optionee Name	Amended Terms
07-016	Robert Wendt
Section 3(i) (b) Exercise of Option was amended as follows; This Option shall become exercisable in the amount of 100,000 shares upon production by Optionee of a >10% NREL CIGS device produced on glass substrate.  Device measured at AM1.5 using a light source and tester calibrated to NIST standards

07-023	Robert Wendt	Section 3(i) (a,b,c) Vesting Schedule was amended as follows;

(a)          This Option shall become exercisable in the amount of 250,000 shares upon production by Optionee of a >10% NREL CIGS device produced on stainless steel substrate.  Device measured at AM1.5 using a light source and tester calibrated to NIST standards.”

“(b)        This Option shall become exercisable in the amount of 250,000 shares upon production by Optionee of one >10% full size 125 mm pseudo square cell on stainless steel (SS).  Device measured at AM1.5 using a light source and tester calibrated to NIST standards.”

“(c) Intentionally Omitted”

34-2009	Robert Wendt
Section 3(i) (a) Exercise of Option was amended as follows; All remaining unvested Options under this Agreement shall vest and become exercisable upon production by Optionee, and third party validation, of functioning>10% full size 125 mm pseudo square cells on stainless steel (SS) – minimum 20 cells.  Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.”

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2010:

Name	Age	Position Held	Tenure
Tom Djokovich	53	CEO, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary and PAO since September 2009
Joseph Grimes	53	President, COO, Director	President since March 2009, COO since April 2006, and as a director Since August 2008
Robert Wendt	48	CTO	Since March 2009
Thomas Anderson	45	Director	Since August 2001
Oz Fundingsland	67	Director	Since November 2007
Michael Russak	63	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 53, Chief Executive Officer and a Director as of October 2003,acting Principal Accounting Officer as of September 2009;

Mr. Djokovich was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich’s guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry’s most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development in 1979. TMD provided management for multimillion-dollar projects incorporating at times hundreds of employees, subcontractors and international material acquisitions for commercial, industrial and custom residential construction services as a licensed building and development firm in California. In 1995 Mr. Djokovich developed an early Internet based business-to-business ordering system for the construction industry.

Mr. Joseph Grimes, age 53, Chief Operating Officer as of April 2006, a Director as of August 2008, and President as of March 2009;

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

Mr. Robert Wendt, age 48, Chief Technology Officer as of March 2009;

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

Independent Directors

Mr. Thomas Anderson, age 45, became a director of the Company in August 2001;

Mr.Anderson presently works as the Director of Southwest Business Operations forAmerican Capital Energy, a commercial and utility scale solar integrator. Hehas been with American Capital Energy since October, 2008.  He recently served as Managing Directorof the Environmental Science and Engineering Directorate of Qinetiq NorthAmerica in Los Alamos, New Mexico. He was with Qinetiq North America, formerlyApogen Technologies, from January, 2005, through September, 2008. Mr. Andersonworked for 19 years in the environmental consulting field, providing consultingservices in the areas of environmental compliance, characterization andremediation services to Department of Energy, Department of Defense, andindustrial clients. He formerly worked as a Senior Environmental Scientist atConcurrent Technologies Corp. from November 2000 to December 2004. He earnedhis B.S. in Geology from DenisonUniversity and his M.S. in EnvironmentalScience and Engineering from Colorado School of Mines.

Mr. Oz Fundingsland as Director, age 67, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 63, became a director of the Company in November 2007;

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director, effective November 26, 2007. Dr. Russak is also a member of the Company’s Scientific Advisory Board. Dr. Michael A. Russak currently holds the position of Executive Vice President of Business Development with Intevac, Inc. in Santa Clara, CA.  He has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. He is also currently the Executive Director of IDEMA-U.S. (the hard disk drive industry trade association) and a member of the Board of Directors and Scientific Advisory Board of XsunX, Inc. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years’ experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from RutgersUniversity in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

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

Board Committees; Audit Committee

As of September 30, 2010, the Company’s board was comprised of five directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2010, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with the exception that one report, covering an aggregate of onetransaction was not timely filed by the chief executive officer with the SEC via Form 4 or via year-end report on Form 5.

Code of Ethics

The Company’s board of directors adopted a Code of Ethics policy on January 7, 2008.

Item 11. Executive Compensation

Overview

We are a development stage Company and we rely on our board of directors to evaluate compensation and incentive offerings made by the Company as it applies to our executive officers, and efforts to attract and maintain qualified staff. To date, our compensation policy has been conducted on a case by case basis with input from our chief executive officer, and focused on the following three primary areas; (a) salary compensatory with peer group companies and peer position, (b) cash bonuses tied to sales and revenue attainment, and (c) long term equity compensation tied to strategic objectives of establishing marketable solar technologies.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provide to future executive officers.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our former chief financial officer, our chief operating officer, and our chief technical officer (collectively, our “named executive officers”) for the fiscal years ended September 30, 2010, and 2009 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

	2010	165,000	0	0	0	4,800	169,800
Tom Djokovich, CEO(1)	2009	189,327	0	0	0	4,800	194,127

	2010	157,500	0	0	0	4,800	162,300
Joe Grimes, COO(2)	2009	181,730	0	0	107,750	4,800	294,280

	2010	0	0	0	0	0	0
Jeff Huitt, CFO(3)	2009	155,000	0	0	39,000	4,800	198,800

	2010	160,384	0	0	0	4,800	165,184
Robert Wendt, CTO(4)	2009	173,146	0	0	107,750	3,600	284,496

(1)
In March 2009 Mr. Djokovich and the Company agreed to the reduction of annual salary from $220,000to $165,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In addition to Mr. Djokovich’s base compensation the Company also provides Mr. Djokovich with a $400 monthly health insurance allowance.

(2)
In March 2009 Mr. Grimes and the Company agreed to the reduction of annual salary from $210,000 to $157,500 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations.In addition to Mr. Grimes base compensation the Company also provides Mr. Grimes with a $400 monthly health insurance allowance.

(3)	Effective September 9, 2009 Jeff Huitt and the Company agreed to the termination of his services.

(4)
In March 2009 Mr. Wendt and the Company agreed to the reduction of annual salary from $200,000 to $150,000 as part of cost cutting measures approved by the Board of Directors in association with the Company’s efforts to modify its plan of operations. In January 2010 Mr. Wendt and the Company agreed to increase the annual salary to $165,000. In addition to Mr. Wendt’s base compensation the Company also agreed to provide Mr. Wendt with a $400 monthly health insurance allowance.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2010, and 2009 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2010	0	0	0
	2009	0	0	0

Jeff Huitt, CFO(1)	2010	0	0	0
	2009	0	0	0

Joe Grimes, COO	2010	0	0	0
	2009	2,500,000	0.16	68,750

Robert Wendt, CTO	2010	0	0	0
	2009	2,500,000	0.16	68,750

(1)	Effective September 9, 2009 Mr. Jeff Huitt and the Company agreed to the termination of his services.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2010

OPTION AWARDS						STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Tom Djokovich, CEO	—	—	—	—	—	—	—	—	—
Jeff Huitt, CFO(1)	—	—	—	—	—	—	—	—	—
Joe Grimes, COO	1,249,998	1,250,002	0	$0.16	4/1/2014	—	—	—	—
	0	500,000	0	$0.36	10/23/2012	—	—	—	—
	400,000	100,000	0	$0.46	1/26/2012	—	—	—	—
	500,000	0	0	$0.51	7/20/2011	—	—	—	—
	112,000	0	0	$1.69	4/5/2011	—	—	—	—
Robert Wendt	1,249,998	1,250,002	0	$0.11	4/1/2014	—	—	—	—
	0	500,000	0	$0.36	10/23/2012	-	-	-	-
	400,000	100,000	0	$0.46	1/26/2012	-	-	-	-

(1)	Effective September 9, 2009 Mr. Jeff Huitt and the Company agreed to the termination of his services.

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our chief executive officer, acting principal accounting officer, and a director. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base salary compensation for the 2010 period was $165,000, and he was provided a $400 per month allowance for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich.

Joseph Grimes
On November 6, 2007, we entered into an amended and restated employment agreement with Mr. Joseph Grimes, our chief operating officer. Under the terms of his employment agreement, Mr. Wendt was initially entitled to a minimum annual base salary of $200,000 which was adjusted downward to $157,500 in March 2009 as part of cost cutting measures approved by Mr. Grimes and the Board of Directors in association with the Company’s efforts to modify its plan of operations.In conjunction with agreeing to the reduction in base salary the Company provided Mr. Grimes with a stock option grant to purchase 2,500,000 shares of our common stock, exercisable at $0.16 cents per share. Mr. Grimes is eligible to receive additional compensation in the form of a cash payment bonus upon certain remaining business development attainment goals as follows; a $5,000 cash payment bonus upon the successful implementation of a pilot production line. Mr. Grimes is also eligible for cash payment bonus subject to attainment by the Company of certain minimum revenues in the course of a calendar year as follows; a $5,000 cash payment bonus upon the attainment by the Company of $5,000,000 in revenue, a $10,000 cash payment bonus upon the attainment by the Company of $10,000,000 in revenue, a $15,000 cash payment bonus upon the attainment by the Company of $15,000,000 in revenue. We also provide Mr. Grimes a $400 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Grimes. Under the employment agreement Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

Robert Wendt
On January 1, 2009, we entered into an employment agreement with Mr. Robert Wendt, our chief technical officer. Under the terms of his employment agreement, Mr. Wendt was initially entitled to a minimum annual base salary of $200,000 which was adjusted which was adjusted downward to $157,500 in March 2009 as part of cost cutting measures approved by Mr. Wendt and the Board of Directors in association with the Company’s efforts to modify its plan of operations. In conjunction with agreeing to the reduction in base salary the Company provided Mr. Wendt with a stock option grant to purchase 2,500,000 shares of our common stock, exercisable at $0.16 cents per share. In January 2010 Mr. Wendt and the Company agreed to increase the annual salary to $165,000. We also provide Mr. Wendt a $400 monthly allowance for use in payment for health benefits with the balance of such benefits paid by Mr. Wendt. Under the employment agreement Mr. Wendt is also subject to confidentiality and non-solicitation provisions which provide that Mr. Wendt will not divulge information or solicit employees for 24 months after termination of his employment.

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

Terms of a two year Key Employee Retention Agreement dated September 1, 2009, with Mr. Robert Wendt, our chief technical officer, provide that in the event that Mr. Wendt’s employment is terminated by the Company without good cause, Mr. Wendt may receive twelve months salary at the then salary rate at time of termination, twelve months Company paid costs for actual costs incurred by Mr. Wendt for medical benefits related to COBRA coverage, and a relocation payment up to $2,500. Potential cost to the Company could total at minimum $167,500 for the termination of Mr. Wendt subject to the termination without good cause by the Company.

Long Term Incentive Plans — Awards in Last Fiscal Year

Therewere no incentive awards provided to named officers of the Company in 2010 fiscal year.

Director Compensation

In the fiscal year ended September 30, 2010, Directors received no additional cash or non-cash compensation for their service to the Company as directors.  All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tom Djokovich	0	0	0	0	0
Joseph Grimes	0	0	0	0	0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2010 adjustments or additions to new or existing employment agreements were reviewed and deliberated by the five members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 29, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California92656.

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Tom Djokovich(2) President & Director	15,793,000	7.5%
Thomas Anderson Director	1,500,000	< 1%
Oz Fundingsland Director	500,000	< 1%
Mike Russak Director	600,000	< 1%
Joseph Grimes(3) Chief Operating Officer	2,465,331	1%
Robert Wendt(4) Chief Technical Officer	1,833,331	< 1%

All directors and executive officers as a group of (6 persons) account for ownership of 22,696,662 shares representing 10.75% of the issued and outstanding common stock. Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 211,067,886 shares of common stock issued and outstanding as of December 29, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 29, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,868,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)	Includes 208,333 warrants/options that may vest and be exercised within 60 days of the date of December 29, 2010.

(4)	Includes 223,333 warrants/options that may vest and be exercised within 60 days of the date of December 29, 2010.

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

The following directors are independent:  Thomas Anderson, Oz Fundingsland and.Dr.Michael Russak.

The following directors are not independent:  Tom Djokovich and Joseph Grimes.

Item 14. Principal Accounting Fees and Services

Audit Fees 2010

For the fiscal year ended September 30, 2010 HJ Associates & Consultants, LLP had incurred $51,000 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2009, March 31, 2010, June 30, 2010 and for audit fees related to the Company’s annual report on Form 10-K. No other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2010.

Audit Fees 2009

For the fiscal year ended September 30, 2009 HJ Associates & Consultants, LLP had incurred $64,000 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended June 30, 2009, and for audit fees related to the Company’s annual report on Form 10-K. No other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2009.

During the fiscal year ended September 30, 2009 Stark Winter Schenkein & Co., LLP (“ SWSC ”), the Company’s prior auditors,  had billed the Company $23,050 for the following professional services: $23,050 for review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2008 and March 31, 2009. They were not paid any fees relating to the 2009 audit based on their dismissal as auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Form of Stock Sale agreement used in connection with the sale of equity to accredited investors totaling 5,556,818 shares of common stock(8)
10.4	Common Stock Purchase Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.5	Registration Rights Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.6	Form S-1 and S-1/A related to the filing of a registration statement by the Company (6)(7)
10.7	Form of Stock Option Agreement used in connection with the issuance of Options to Joseph Grimes, October 2010(8)
10.8	Form of Stock Option Agreement used in connection with the issuance of options to Robert Wendt, October 2010(8)
16.1	Auditor Letter(8)

31.1	Sarbanes-Oxley Certification(8)

31.2	Sarbanes-Oxley Certification(8)

32.1	Sarbanes-Oxley Certification(8)

32.2	Sarbanes-Oxley Certification(8)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2010.
(8)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2010	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	December 29, 2010
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Joseph Grimes	December 29, 2010
Joseph Grimes, President, Chief Operating Officer and Director

/s/ Thomas Anderson	December 29, 2010
Thomas Anderson, Director

/s/ Oz Fundingsland	December 29, 2010
Oz Fundingsland, Director

/s/ Michael Russak	December 29, 2010
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
XsunX, Inc. (A Development Stage Company)
Alisa Viejo, California

We have audited the accompanying balance sheets of XsunX, Inc. (a development stage company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from February 25, 1997 (inception) to September 30, 2008 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2010, in conformity with U.S. generally accepted accounting principles.

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

HJ Associates & Consultants, LLP
Salt Lake City, Utah
December 29, 2010

XSUNX, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$200,422	$530,717
Asset held for sale	-	300,000
Other receivable	2,500	-
Prepaid expenses	14,061	118,332

Total Current Assets	216,983	949,049

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	28,942	51,708
Machinery & equipment	354,541	450,386
Leasehold improvements	-	89,825
	383,483	591,919
Less accumulated depreciation	(307,995)	(378,353)

Net Property & Equipment	75,488	213,566

OTHER ASSETS
Manufacturing equipment in progress	230,000	207,219
Security deposit	3,200	5,815

Total Other Assets	233,200	213,034

TOTAL ASSETS	$525,671	$1,375,649

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$418,288	$389,293
Accrued expenses	8,945	24,451
Credit card payable	10,728	17,918
Note payable, vendor	456,921	-
Accrued interest on note payable	49,949	-

Total Current Liabilities	944,831	431,662

LONG TERM LIABILITIES
Accrued interest on note payable	-	4,256
Note payable, vendor	-	456,921

Total Long Term Liabilities	-	461,177

TOTAL LIABILITIES	944,831	892,839

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	-	-
Common stock, no par value;
500,000,000 authorized common shares
209,055,337 and 196,484,610 shares issued and outstanding, respectively	24,813,369	23,767,869
Paid in capital, common stock warrants	3,449,063	3,175,930
Additional paid in capital	5,238,213	5,248,213
Deficit accumulated during the development stage	(33,919,805)	(31,709,202)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(419,160)	482,810

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$525,671	$1,375,649

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			February 25, 1997
	Years Ended		to
	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE	$-	$-	$14,880

OPERATING EXPENSES
Selling, general and administrative	1,470,731	3,492,487	16,930,341
Research and development expense	292,999	358,884	2,881,462
Depreciation and amortization expense	86,948	127,293	649,354

TOTAL OPERATING EXPENSES	1,850,678	3,978,664	20,461,157

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(1,850,678)	(3,978,664)	(20,446,277)

OTHER INCOME/(EXPENSES)
Interest income	44	5,443	445,537
Gain/(Loss) on sale of asset	(577)	-	(577)
Impairment of assets	(253,671)	(5,826,990)	(7,285,120)
Write down of inventory asset	(60,000)	(1,117,000)	(1,177,000)
Legal Settlement	-	-	1,100,000
Loan Fees	-	-	(7,001,990)
Forgiveness of debt	-	287,381	592,154
Other, non-operating	-	-	(5,215)
Interest expense	(45,721)	(4,303)	(141,317)

TOTAL OTHER INCOME/(EXPENSES)	(359,925)	(6,655,469)	(13,473,528)

NET LOSS	$(2,210,603)	$(10,634,133)	(33,919,805)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	204,441,056	189,455,449

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception February 25, 1997 to September 30, 2010

								Deficit
								Accumulated
					Additional	Stock Options/	Treasury	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Shares	Stage	Total
Balance at February 25, 1997	-	$-	-	$-	$-	$-	-	$-	$-

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	-	312,106
Net Loss for the year ended September 30, 1997		-		-	-	-	-	(193,973)	(193,973)
Balance at September 30, 1997	-	-	474,990	529,806	-	-	-	(193,973)	335,833

Issuance of stock for services	-	-	1,500	30,000	-	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	-	(50,000)
Net Loss for the year ended September 30, 1998	-	-	-	-	-	-	-	(799,451)	(799,451)
Balance at September 30, 1998	-	-	466,690	713,806	-	-	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	-	463,500
Net Loss for the year ended September 30, 1999	-	-	-	-	-	-	-	(1,482,017)	(1,482,017)
Balance at September 30, 1999	-	-	753,148	1,894,419	-	-	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	-	27,000
Net Loss for the year ended September 30, 2000	-	-	-	-	-	-	-	(118,369)	(118,369)
Balance at September 30, 2000	-	-	768,148	1,921,419	-	-	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	-	337,887
Net Loss for the year ended September 30, 2001	-	-	-	-	-	-	-	(32,402)	(32,402)
Balance at September 30, 2001	-	-	768,148	2,259,306	-	-	-	(2,626,212)	(366,906)

Net Loss for the year ended September 30, 2002	-	-	-	-	-	-	-	(47,297)	(47,297)
Balance at September 30, 2002	-	-	768,148	2,259,306	-	-	-	(2,673,509)	(414,203)

Issuance of stock for assets	-	-	70,000,000	3	-	-	-	-	3
Issuance of stock for cash	-	-	9,000,000	225,450	-	-	-	-	225,450
Issuance of stock for debt	-	-	115,000	121,828	-	-	-	-	121,828
Issuance of stock for expenses	-	-	115,000	89,939	-	-	-	-	89,939
Issuance of stock for services	-	-	31,300,000	125,200	-	-	-	-	125,200
Net Loss for the year ended September 30, 2003	-	-	-	-	-	-	-	(145,868)	(145,868)
Balance at September 30, 2003	-	-	111,298,148	2,821,726	-	-	-	(2,819,377)	2,349

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	-	282,670
Warrant expense	-	-	-	-	-	825,000	-	375,000	1,200,000
Net Loss for the year ended September 30, 2004	-	-	-	-	-	-	-	(1,509,068)	(1,509,068)
Balance at September 30, 2004	-	-	114,036,102	3,104,396	-	825,000	-	(3,953,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	-	-	360,945
Warrant expense	-	-	-	-	-	180,000	-	-	180,000
Beneficial conversion	-	-	-	-	400,000	-	-	-	400,000
Shares held as collateral for debentures	-	-	-	-	-	-	26,798,418	-	-
Net Loss for the year ended September 30, 2005	-	-	-	-	-	-	-	(1,980,838)	(1,980,838)
Balance at September 30, 2005	-	-	123,876,639	3,996,736	400,000	1,005,000	26,798,418	(5,934,283)	(532,547)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	-	31,500
Warrant expense	-	-	-	-	-	996,250	-	-	996,250
Beneficial conversion	-	-	-	-	5,685,573	-	-	-	5,685,573
Debenture conversion	-	-	21,657,895	5,850,000	-	-	-	-	5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383	-	-	-	-	241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250	-	-	-	-	3,171,250
Net Loss for the year ended September 30, 2006	-	-	-	-	-	-	-	(9,112,988)	(9,112,988)
Balance at September 30, 2006 (restated)	-	-	157,169,856	13,290,869	6,085,573	2,001,250	26,798,418	(15,047,271)	6,330,421

Cancellation of stock for serivces returned	-	-	(150,000)	-	-	-	-	-	-
Release of security collateral	-	-	-	-	-	-	(26,798,418)	-	-
Issuance of stock for warrants	-	-	900,000	135,000	-	-	-	-	135,000
Stock option and warrant expense	-	-	-	-	-	772,315	-	-	772,315
Net Loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(1,968,846)	(1,968,846)
Balance at September 30, 2007 (restated)	-	-	157,919,856	13,425,869	6,085,573	2,773,565	-	(17,016,117)	5,268,890

Fusion Equity common stock purchase	-	-	15,347,581	5,200,000	(55,300)	-	-	-	5,144,700
Commiment fees	-	-	3,500,000	1,190,000	(1,190,000)	-	-	-	-
Cumorah common stock purchase	-	-	8,650,000	2,500,000	-	-	-	-	2,500,000
Wharton settlement	-	-	875,000	297,500	(397,500)	-	-	-	(100,000)
MVS warrant cancellation	-	-	-	-	805,440	(805,440)	-	-	-
Stock options and warrant expense	-	-	-	-	-	673,287	-	-	673,287
Net Loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(4,058,952)	(4,058,952)
Balance at September 30, 2008	-	-	186,292,437	22,613,369	5,248,213	2,641,412	-	(21,075,069)	9,427,925

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception February 25, 1997 to September 30, 2010

								Deficit
								Accumulated
					Additional	Stock Options/	Treasury	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Shares	Stage	Total
Issuance of common shares in October 2008 for cash (2,000,000 common shares issued at $0.20 per share )	-	-	2,000,000	400,000	-	-	-	-	400,000

Issuance of common shares in November 2008 for cash (1,000,000 common shares issued at $0.20 per share )	-	-	1,000,000	200,000	-	-	-	-	200,000

Issuance of common shares in November 2008 for services (50,000 common shares issued at a fair value of $0.22 per share )	-	-	50,000	11,000	-	-	-	-	11,000

Issuance of common shares in August 2009 for cash (1,129,483 common shares issued at $0.062 per share )	-	-	1,129,483	70,000	-	-	-	-	70,000

Issuance of common shares in August 2009 for services (900,000 common shares issued at a fair value of $0.12 per share )	-	-	900,000	108,000	-	-	-	-	108,000

Issuance of common shares in August 2009 for services (76,976 common shares issued at a fair value of $0.1364 per share )	-	-	76,976	10,500	-	-	-	-	10,500

Issuance of common shares in September 2009 for services (35,714 common shares issued at a fair value of $0.14 per share )	-	-	35,714	5,000	-	-	-	-	5,000

Issuance of common shares in September 2009 for cash (5,000,000 common shares issued at $0.07 per share )	-	-	5,000,000	350,000	-	-	-	-	350,000

Stock compensation expense	-	-	-	-	-	534,518	-	-	534,518

Net Loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(10,634,133)	(10,634,133)
Balance at September 30, 2009	-	-	196,484,610	23,767,869	5,248,213	3,175,930	-	(31,709,202)	482,810

Issuance of common shares in October 2009 for cash (2,556,818 common shares issued at $0.088 per share )	-	-	2,556,818	225,000	-	-	-	-	225,000

Issuance of common shares in November 2009 for services (53,789 common shares issued at a fair value of $0.1859 per share)	-	-	53,789	10,000	-	-	-	-	10,000

Issuance of common shares in December 2009 for subscription receivable (1,000,000 common shares issued at $0.088 per share)	-	-	1,000,000	88,000	-	-	-	-	88,000

Issuance of common shares in March 2010 for cash (2,000,000 common shares issued at $0.075 per share )	-	-	2,000,000	150,000	-	-	-	-	150,000

Issuance of common shares in March 2010 for services (139,424 common shares issued at $0.16137 per share )	-	-	139,424	22,500	-	-	-	-	22,500

Issuance of common shares in March 2010 for cash (6,250,000 common shares issued at $0.10 per share )	-	-	6,250,000	500,000	-	-	-	-	500,000

Issuance of common shares in September 2010 for cash (279,661 common shares issued at $0.09167 per share )	-	-	279,661	25,000	-	-	-	-	25,000

Issuance of common shares in September 2010 for cash (291,035 common shares issued at $0.088 per share )	-	-	291,035	25,000	-	-	-	-	25,000

Stock compensation expense	-	-	-	-	-	273,133	-	-	273,133

Stock issuance costs	-	-	-	-	(10,000)	-	-	-	(10,000)

Net Loss for the year ended September 30, 2010	-	-	-	-	-	-		(2,210,603)	(2,210,603)

Balance at Septemer 30, 2010	-	$-	209,055,337	$24,813,369	$5,238,213	$3,449,063	$-	$(33,919,805)	$(419,160)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			February 25,1997
	Years Ended		to
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,210,603)	$(10,634,133)	$(33,919,805)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	86,948	127,293	649,354
Common stock issued for services and interest	32,500	134,500	1,996,634
Stock option and warrant expense	273,133	534,518	3,723,253
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	253,671	5,826,990	7,285,120
Write down of inventory asset	60,000	1,117,000	1,177,000
Gain on settlement of debt	-	(287,381)	(287,381)
Settlement of lease	-	59,784	59,784
Loss on sale of asset	577	-	577
Change in Assets and Liabilites
(Increase) Decrease in:
Prepaid expenses	104,271	(106,346)	(14,061)
Inventory asset	-	-	(1,417,000)
Other Receivable	(2,500)	-	(2,500)
Other assets	2,615	-	(3,200)
Increase (Decrease) in:
Accounts payable	28,995	345,211	2,451,017
Accrued expenses	22,998	20,237	69,623

	(1,347,395)	(2,862,327)	(12,546,012)
NET CASH USED IN OPERATING ACTIVITIES

CASH FLOWS USED IN INVESTING ACTIVITIES:		-
Purchase of manufacturing equipment and facilities in process	(230,000)	-	(6,054,629)
Payments on note receivable	-	-	(1,500,000)
Proceeds from the sale of assets	244,100		244,100
Receipts on note receivable	-		1,500,000
Purchase of marketable prototype	-		(1,780,396)
Purchase of fixed assets	-	(16,174)	(591,919)

NET CASH USED IN INVESTING ACTIVITIES	14,100	(16,174)	(8,182,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	1,003,000	1,020,000	11,773,028
	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,003,000	1,020,000	20,929,278

NET INCREASE (DECREASE) IN CASH	(330,295)	(1,858,501)	200,422

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	530,717	2,389,218	-

CASH & CASH EQUIVALENTS, END OF YEAR	$200,422	$530,717	$200,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28	$46	$119,691
Taxes paid	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

1.	ORGANIZATION AND LINE OF BUSINESS

Organization
XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business
XsunX, Inc. is developing and has begun marketing a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our patent pending system and processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

       Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2010. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended September 30, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September30, 2010, and 2009, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

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

Loss per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended September 30, 2010 and 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Advertising
Advertising costs are expensed as incurred. Total advertising costs were $8,515, and 11,340 for the years ended September 30, 2010, and 2009, respectively.

Research and Development
Research and development costs are expensed as incurred. Total research and development costs were $292,999 and $358,884 for the years ended September 30, 2010, and 2009, respectively.

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

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.

Reclassification
Certain expenses for the year ended September 30, 2009 were reclassified to conform to the expenses for the year ended September 30, 2010.

3.	CAPITAL STOCK

At September 30, 2009, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. During the year ended September 30, 2010, the Company issued 2,556,818 shares of common stock at a price of $0.088 per share for cash of $225,000; issued 193,213 shares of common stock at fair values between $0.16137 and $0.1859 per share for services;  issued 1,000,000 shares of common stock at a price of $0.088;issued 2,000,000 shares of common stock at a price of $0.08 per share for cash of $150,000; Also, through an equity offering the Company received $550,000 in cash, and issued 6,820,696 shares of common stock, which included 1,263,888 commitment shares. The shares were issued at prices between $0.088 and $0.10 per share. During the year ended September 30, 2009, the Company issued 3,000,000 shares of common stock issued through a private placement at a price of $0.20 per share for cash of $600,000; 5,000,000 shares of common stock issued at a price of $0.07 per share for cash of $350,000; 1,129,483 shares of common stock issued at a price of $0.062 per share for cash of $70,000; 1,062,690 shares of common stock issued at prices between $0.12 and $0.22 per share for services.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the period ended September 30, 2010 and 2009, the Company granted 0 and 5,350,000 stock options. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.16 and $0.36 per share and expire at various times through April 2014.

	9/30/2010	9/30/2009
Risk free interest rate	1.67% to 2.77%	1.67% to 2.77%
Stock volatility factor	90.56% to 104.73%	90.56% to 104.73%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

4.             STOCK OPTIONS AND WARRANTS (continued)

A summary of the Company’s stock option activity and related information follows:

	9/30/2010		9/30/2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	10,180,000	$0.27	5,750,000	$0.39
Granted	-	$-	5,350,000	$0.17
Exercised	-	$-	-	$-
Expired	-	$-	(920,000)	$0.41
Outstanding, end of year	10,180,000	$0.27	10,180,000	$0.27
Exercisable at the end of year	6,858,328	$0.29	4,927,500	$0.33
Weighted average fair value of options granted during the year		$-		$0.11

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2010 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	1.32 years
$0.53	100,000	100,000	1.40 years
$0.45	100,000	100,000	1.56 years
$0.41	100,000	100,000	1.91 years
$0.36	2,500,000	1,500,000	2.07 years
$0.36	500,000	500,000	2.12 years
$0.36	500,000	500,000	2.16 years
$0.36	115,000	95,833	3.03 years
$0.16	5,115,000	3,012,495	3.50 years
	10,180,000	6,858,328

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2010 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2010, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2010 and 2009 was $273,133 and $534,518, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

	9/30/2010		9/30/2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,195,332	$0.61	4,195,332	$0.61
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, end of year	4,195,332	$0.61	4,195,332	$0.61
Exercisable at the end of year	4,047,332	$0.64	4,047,332	$0.62
Weighted average fair value of warrants granted during the year		$-		$-

At September 30, 2010, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	0.51 years
$0.51	500,000	352,000	0.80 years
$0.20	250,000	250,000	1.25 years
$0.50	1,666,666	1,666,666	2.09 years
$0.75	1,666,666	1,666,666	2.09 years
	4,195,332	4,047,332

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

At September 30, 2010 and 2009, there were no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2010, the Company did not recognize interest and penalties.

6.	DEFERRED TAX BENEFIT

At September 30, 2010, the Company had net operating loss carry-forwards of approximately $18,174,700 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the September 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2010 and 2009 due to the following:

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

6.	DEFERRED TAX BENEFIT (continued)

	9/30/2010	9/30/2009
Book Income	$(884,241)	$(4,253,653)
State Income Taxes	-	-
Nondeductible Stock Compensation	109,253	213,807
Asset Impairment	125,468
Other	682	1,784
Depreciation	24,225	9,345
Loss on disposal of assets	13,931	-
NOL Carryover	-	-
Valuation Allowance	610,682	4,028,717
Income Tax Expense	$-	$-

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

Net deferred tax assets consist of the following components as of September 30, 2010 and 2009:

	9/30/2010	9/30/2009
Deferred Tax Assets:
NOL Carryforward	$7,269,868	$6,659,187
Depreciation	-	38,990
Contribution Carryforward	40	40
Section 179 Expense Carry-forward	90,686	90,686

Deferred Tax Liabilities:	-	-
Depreciation	(10,058)	-

Valuation Allowance	(7,350,536)	(6,788,903)
Net Deferred Tax Asset	$-	$-

7.	SALE AND DISPOSITION OF ASSETS

On April 21, 2010 the Company received payment in the amount of $240,000 for an offer it accepted on April 16, 2010 for the sale of an asset held for sale, plus certain associated attendant assets. The assets consisted of certain vacuum deposition equipment held for sale and used support systems no longer required under the Company’s current business plan. During the year ended September 30, 2010, the Company recognized an impairment loss of $253,671 on assets disposed of due to the Company’s change in operations and business development plans, which required closing the Oregon and Colorado facilities. The assets impaired could no longer be used by the Company, and the fair value of the assets were determined by their cost basis less any accumulated depreciation.

8.	PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted accounts payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest are due September 1, 2011. The interest expense for the years ended September 30, 2010 and 2009 was $45,721 and $4,303.

10.	COMMITMENTS AND CONTINGENCES

Settlement of Vendor Dispute
In February 2010, we elected to negotiate a settlement related to a dispute over a re-stocking fee on certain equipment with Airgas Corp., agreeing to pay $114,641 in 12 equal monthly payments of $9,553 commencing March 1, 2010. As of September 30, 2010 the Company has made payments totaling $66,874 leaving a principal balance in the amount of $47,767 as of the period ended September 30, 2010. No default currently exists under this agreement.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

10.	COMMITMENTS AND CONTINGENCES(continued)

Leased Facility Transactions
The Company renewed its lease for the facility located in Aliso Viejo. The term of the lease is for a twelve month period effective May 1, 2010, at a monthly rate of $1,000 per month.

Legal Contingency
On September 21, 2010, the Company received notice of a claim filed by Billco Manufacturing Inc. requesting an additional payment of $340,568 for a piece of equipment that had been cancelled by the Company. The Company never took possession of the equipment, but did pay a restocking fee of $130,988. The Company has retained counsel to aggressively defend the matter. The ultimate outcome of this action cannot be readily determined at this time.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

On October 18, 2010, the Company conditionally granted shares of stock options to two employees to purchase 11,000,000 shares of common stock at a purchase price of $0.10 per share over a five year period.

Pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company sold to Lincoln Park Capital Group, LLC (LPC) from October 1, 2010 through the date of this report, a total of approximately 1,963,940 shares for a total investment of $175,000. These shares were sold at various pricing between $0.08 and $0.09 per share.  An additional 48,609 of the remaining pool of 1,250,000 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.