Form 10-Q
period 2010-12-31
XSUNX INC
filed 2011-02-14
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Transition Period From ___________ to _______________

Commission File Number: 000-29621

XSUNX, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State of incorporation)	(I.R.S. Employer Identification No.)

65 Enterprise, Aliso Viejo, CA 92656
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (949) 330-8060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock issued and outstanding as of February 14, 2011 was 214,931,522.

Table of Contents

PAGE
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Balance Sheets December 31, 2010 (unaudited) and September 30, 2010 (audited)	3

Statements of Operations for the Three Months ended December 31, 2010 and 2009 (unaudited) and the period February 25, 1997 (inception) to December 31, 2010 (unaudited)	4

Statements of Stockholders Equity for the Three Months ended December 31, 2010 (unaudited)	5

Statements of Cash Flows for the Three Months ended December 31, 2010 and 2009 (unaudited) and the period February 27, 1997 (inception) to December 31, 2010 (unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 Qualitative and Quantitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 1A.Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
XSUNX, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$47,439	$200,422
Other receivable	2,500	2,500
Prepaid expenses	7,966	14,061

Total Current Assets	57,905	216,983

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	28,942
Machinery & equipment	354,541	354,541
	384,382	383,483
Less accumulated depreciation	(318,614)	(307,995)

Net Property & Equipment	65,768	75,488

OTHER ASSETS
Manufacturing equipment in progress	230,000	230,000
Security deposit	3,200	3,200

Total Other Assets	233,200	233,200

TOTAL ASSETS	$356,873	$525,671

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$400,945	$418,288
Accrued expenses	16,947	8,945
Credit card payable	4,292	10,728
Accrued interest on note payable	61,372	49,949
Note payable, landlord	456,921	456,921

Total Current Liabilities	940,477	944,831

TOTAL LIABILITIES	940,477	944,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value; 50,000,000 authorized preferred shares	-	-
Common stock, no par value; 500,000,000 authorized common shares 211,067,886 and 209,055,337 shares issued and outstanding, respectively	24,988,369	24,813,369
Paid in capital, common stock warrants	5,238,213	5,238,213
Additional paid in capital	3,497,292	3,449,063
Deficit accumulated during the development stage	(34,307,478)	(33,919,805)

TOTAL SHAREHOLDERS' DEFICIT	(583,604)	(419,160)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$356,873	$525,671

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			February 25, 1997
	For the Three Months Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	245,433	463,385	17,175,774
Research and development	120,161	44,891	3,001,623
Depreciation and amortization expense	10,619	23,477	659,973

TOTAL OPERATING EXPENSES	376,213	531,753	20,837,370

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(376,213)	(531,753)	(20,822,490)

OTHER INCOME/(EXPENSES)
Interest income	$-	44	445,537
Gain/(Loss) on sale of asset	-	-	(577)
Impairment of assets	-	-	(7,285,120)
Write down of inventory asset	-	-	(1,177,000)
Legal settlement	-	-	1,100,000
Loan fees	-	-	(7,001,990)
Forgiveness of debt	-	-	592,154
Other, non-operating	-	-	(5,215)
Interest expense	(11,460)	(11,435)	(152,777)

TOTAL OTHER INCOME/(EXPENSES)	(11,460)	(11,391)	(13,484,988)

NET LOSS	$(387,673)	$(543,144)	$(34,307,478)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	210,201,552	198,662,320

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at Septemer 30, 2010	-	-	209,055,337	$24,813,369	$5,238,213	$3,449,063	$(33,919,805)	$(419,160)

Issuance of common shares in Oct 2010 for cash (281,669 common shares issued at $0.091 per share ) (unaudited)	-	-	281,669	25,000	-	-	-	25,000

Issuance of common shares in Oct 2010 for cash (563,340 common shares issued at $0.089864 per share ) (unaudited)	-	-	563,340	50,000	-	-	-	50,000

Issuance of common shares in Nov 2010 for cash (569,444 common shares issued at $0.08888 per share ) (unaudited)	-	-	569,444	50,000	-	-	-	50,000

Issuance of common shares in Nov 2010 for cash (286,274 common shares issued at $0.089467 per share ) (unaudited)	-	-	286,274	25,000	-	-	-	25,000

Issuance of common shares in Dec 2010 for cash (311,822 common shares issued at $0.082 per share ) (unaudited)	-	-	311,822	25,000	-	-	-	25,000

Stock compensation costs	-	-	-	-	-	48,229	-	48,229

Net loss for the period ended December 31, 2010 (unaudited)	-	-	-	-	-	-	(387,673)	(387,673)

Balance at December 31, 2010 (unaudited)	-	-	211,067,886	$24,988,369	$5,238,213	$3,497,292	$(34,307,478)	$(583,604)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			February 25,1997
	For the Three Months Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(387,673)	$(543,144)	$(34,307,478)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	10,619	23,477	659,973
Common stock issued for services and interest	-	10,000	1,996,634
Stock option and warrant expense	48,229	74,368	3,771,482
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	-	-	7,285,120
Write down of inventory asset	-	-	1,177,000
Gain on settlement of debt	-	-	(287,381)
Loss on sale of asset	-	-	577
Settlement of lease	-	-	59,784
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	6,095	55,108	(7,966)
Inventory held for sale	-	-	(1,417,000)
Other receivable	-	-	(2,500)
Other assets	-	-	(3,200)
Increase (Decrease) in:
Accounts payable	(23,779)	127,696	2,427,238
Accrued expenses	19,425	2,742	89,048

NET CASH USED IN OPERATING ACTIVITIES	(327,084)	(249,753)	(12,873,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	-	(230,000)	(6,054,629)
Payments on note receivable	-	-	(1,500,000)
Proceeds from sale of assets	-	-	244,100
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	(899)	-	(592,818)

NET CASH USED IN INVESTING ACTIVITIES	(899)	(230,000)	(8,183,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	175,000	225,000	11,948,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,000	225,000	21,104,278

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(152,983)	(254,753)	47,439

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	200,422	530,717	-

CASH & CASH EQUIVALENTS, END OF PERIOD	47,439	275,964	47,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$37	$12	119,728
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

 XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2010

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2010. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the three months ended December 31, 2010, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2010, and 2009, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended December 31, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

During the three months ended December 31, 2010, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 1,963,940 shares for a total investment of $175,000. These shares were sold at various pricing between $0.08 and $0.09 per share.  An additional 48,609 of the remaining pool of 1,250,000 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

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

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the period ended December 31, 2010, the Company granted 11,000,000 incentive stock options to employees that will vest upon completion of various milestones. 1,000,000 of the shares were part of the Company’s 2007 Stock Option Plan.

For the period ended
12/31/2010
Risk free interest rate	1.14% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

 XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	12/31/2010
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	10,180,000	$0.27
Granted	1,000,000	$0.10
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	11,180,000	$0.27
Exercisable at the end of the period	7,294,160	$0.28
Weighted average fair value of options granted during the period		$0.10

The weighted average remaining contractual life of options outstanding issued under the plan as of   December 31, 2010 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	1.06 years
$0.53	100,000	100,000	1.15 years
$0.45	100,000	100,000	1.31 years
$0.41	100,000	100,000	1.66 years
$0.36	2,500,000	1,500,000	1.82 years
$0.36	500,000	500,000	1.87 years
$0.36	500,000	500,000	1.91 years
$0.36	115,000	105,416	1.78 years
$0.16	5,115,000	3,438,744	3.25 years
$0.10	1,000,000	-	4.80 years
	11,180,000	7,294,160

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended December 31, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2010 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2010, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the three months ended December 31, 2010 and 2009 was $48,229 and $74,368, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
December 31, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

For the period ended
12/31/2010
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,195,332	$0.61
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	4,195,332	$0.61
Exercisable at the end of period	4,047,332	$0.64
Weighted average fair value of warrants granted during the period		$-

At December 31, 2010, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	0.26 years
$0.51	500,000	352,000	0.55 years
$0.20	250,000	250,000	1.00 years
$0.50	1,666,666	1,666,666	1.84 years
$0.75	1,666,666	1,666,666	1.84 years
	4,195,332	4,047,332

5.	PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an account payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest is due September 1, 2011. The interest expense for the three months ended December 31, 2010 and 2009 was $11,423.

6.	SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

During January 2011, the Company accepted offers for the sale of 2,500,000 units of its restricted Common Stock in a private placement for cash proceeds of $100,000.  Each unit is composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share.The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

In January 2011, a holder of a warrant exercised all available 2,500,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 1,363,636 shares of the Company’s restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SAME PERIOD IN 2009

Revenue:

The Company generated no revenues for the periods ended December 31, 2010 and 2009 respectively. Additionally, there was no associated cost of sales.  The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three month period ending December 31, 2010 were $245,433 as compared to $463,385 during the same period in 2009. The decrease of $217,952 was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology.  We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development expenses for the three month period ended December 31, 2010 were $120,161 as compared to $44,891 during the same period in 2009. The increase of $75,270 was due to an increase in expenditures for the development of the Company’s new cross-industry thin film solar manufacturing technology CIGSolar™.  Our current research and development plans include the use of third party equipment vendors whose equipment we plan to use as part of our integrated CIGSolar™ manufacturing system. These vendors assist with access to equipment and technologies that we are working to customize for use in our manufacturing processes. We anticipate that future R&D expense will continue to increase as we establish each of the various system capabilities within our own facilities for use in continued process improvement, marketing efforts, and systems support.

Net Loss:

The net loss for the three months ended December 31, 2010 was $(387,673) as compared to a net loss of $(543,144) for the same period 2009.  The decreased net loss of $(155,471) includes the operating expense changes discussed above, and the net change in non-cash expenses of $38,997, which includes depreciation and stock option expense.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a working capital deficit of $(882,572) as compared to $(727,848) for the same period 2009.  This increase in working capital deficit of $154,724 was due primarily to a decrease in equity financing.

During the three months ended December 31, 2010, the Company used $(327,084) of cash for operating activities, as compared to cash used of $(249,753) for the same period 2009. The increase in cash used of $77,331 for operating activities was primarily due to a decrease in accounts payable expenses as the Company ceased efforts to establish  manufacturing facilities and re-focused its plan of operations on the development of a new cross-industry thin film solar manufacturing technology.

Cash used by investing activities for the three months ended December 31, 2010 was $(899), as compared to cash use of $(230,000) for the same period 2009. The net decrease of cash used in investing activities was primarily due to a decrease in the purchase of manufacturing equipment and facilities in process under the Company’s revised plan of operations.

Cash provided by financing activities for the three months ended December 31, 2010 was $175,000, as compared to $225,000 for the same period 2009. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through December 31, 2010. Our independent registered public accounting firm has issued their report dated December 29, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2010, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of registered common stock for proceeds totaling $175,000 dollars.

Lincoln Park Capital Fund, LLC Transaction

On March 30, 2010, XsunX signed a $5 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  Upon signing the agreement, XsunX received $500,000 from LPC as an initial purchase under the $5 million dollar commitment in exchange for 5,000,000 shares of our common stock.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  On April 30, 2010, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 27,500,000 shares related to our financing agreements with LPC. The registration was declared effective by the Securities and Exchange Commission on June 30, 2010. Subject to the effective registration statement related to the transaction, we have the right over a 25-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

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

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through December 31, 2010, approximately 7,520,748 shares for a total investment of $725,000 including the initial $500,000 and 5,000,000 shares.  These shares were sold at various pricing between $0.08 and $0.10 per share.  Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 62,497 commitment shares issued pro rata as LPC has purchased additional shares this leaves 18,666,755 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended December 31, 2010, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not have any market risk sensitive instruments. Since all operations are in U.S. dollar denominated accounts, we do not have foreign currency risk. Our operating costs are reported in U.S. dollars.

The Company does not invest in term financial products or instruments or derivatives involving risk other than money market accounts, which fluctuate with interest rates at market.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal operating officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 15d-15(e), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal operating officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2010, we elected to negotiate a settlement related to a dispute over certain equipment with Airgas Corp. agreeing to pay $114,641 in 12 equal monthly payments of $9,553 commencing March 1, 2010. As of December 31, 2010 the Company has made payments totaling $95,530 leaving a principal balance in the amount of $19,111. No default currently exists under this agreement.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on January 13, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other information

None

Item 6. Exhibits

Exhibit No.	Description

3.1
Articles of Incorporation. (Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003)

3.2	Bylaws. (Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000)
10.1
XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003. (Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003)

31.1	Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (1)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002(1)

(1)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 14, 2011	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer