Form 10-Q
period 2011-03-31
XSUNX INC
filed 2011-05-13
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2011

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

The number of shares of common stock issued and outstanding as of May 13, 2011 was 224,998,637.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets March 31, 2011 (unaudited) and September 30, 2010 (audited)	3

Statements of Operations for the Three Months and Six Months ended March 31, 2011 and 2010 (unaudited) and the period February 25, 1997 (inception) to March 31, 2011 (unaudited)	4

Statements of Stockholders Equity for the Six Months ended March 31, 2011 (unaudited)	5

Statements of Cash Flows for the Six Months ended March 31, 2011 and 2010 (unaudited) and the period February 27, 1997 (inception) to March 31, 2011 (unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A.Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
XSUNX, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$144,485	$200,422
Other receivable	-	2,500
Prepaid expenses	9,743	14,061

Total Current Assets	154,228	216,983

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	28,942
Machinery & equipment	354,541	354,541
	384,382	383,483
Less accumulated depreciation	(327,433)	(307,995)

Net Property & Equipment	56,949	75,488

OTHER ASSETS
Manufacturing equipment in progress	230,000	230,000
Security deposit	3,200	3,200

Total Other Assets	233,200	233,200

TOTAL ASSETS	$444,377	$525,671

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$174,181	$418,288
Accrued expenses	8,072	8,945
Credit card payable	2,972	10,728
Accrued interest on note payable	72,795	49,949
Note payable, landlord	456,921	456,921

Total Current Liabilities	714,941	944,831

TOTAL LIABILITIES	714,941	944,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value; 50,000,000 authorized preferred shares	-	-
Common stock, no par value; 500,000,000 authorized common shares 220,530,419 and 209,055,337 shares issued and outstanding, respectively	25,388,369	24,813,369
Paid in capital, common stock warrants	5,238,213	5,238,213
Additional paid in capital	3,545,521	3,449,063
Deficit accumulated during the development stage	(34,442,667)	(33,919,805)

TOTAL SHAREHOLDERS' DEFICIT	(270,564)	(419,160)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$444,377	$525,671

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					25-Feb-97
	For the Three Months Ended		For the Six Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

REVENUE	$-	$-	$-	$-	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	239,951	433,549	485,384	896,934	17,415,725
Research and development	54,445	107,491	174,606	152,382	3,056,068
Depreciation and amortization expense	8,819	23,476	19,438	46,953	668,792

TOTAL OPERATING EXPENSES	303,215	564,516	679,428	1,096,269	21,140,585

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(303,215)	(564,516)	(679,428)	(1,096,269)	(21,125,705)

OTHER INCOME/(EXPENSES)
Interest income	-	-	-	44	445,537
Gain/(Loss) on sale of asset	-	-	-	-	(577)
Impairment of assets	-	-	-	-	(7,285,120)
Write down of inventory asset	-	(60,000)	-	(60,000)	(1,177,000)
Legal settlement	179,580	-	179,580	-	1,279,580
Loan fees	-	-	-	-	(7,001,990)
Forgiveness of debt		-	-	-	592,154
Other, non-operating	-	-	-	-	(5,215)
Interest expense	(11,554)	(11,427)	(23,014)	(22,862)	(164,331)

TOTAL OTHER INCOME/(EXPENSES)	168,026	(71,427)	156,566	(82,818)	(13,316,962)

NET LOSS	$(135,189)	$(635,943)	$(522,862)	$(1,179,087)	$(34,442,667)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	214,047,219	201,914,092	212,535,677	200,288,206

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at Septemer 30, 2010	-	$-	209,055,337	$24,813,369	$5,238,213	$3,449,063	$(33,919,805)	$(419,160)

Issuance of common shares in Oct 2010 for cash (281,669 common shares issued at $0.091 per share ) (unaudited)	-	-	281,669	25,000	-	-	-	25,000

Issuance of common shares in Oct 2010 for cash (563,340 common shares issued at $0.089864 per share ) (unaudited)	-	-	563,340	50,000	-	-	-	50,000

Issuance of common shares in Nov 2010 for cash (569,444 common shares issued at $0.08888 per share ) (unaudited)	-	-	569,444	50,000	-	-	-	50,000

Issuance of common shares in Nov 2010 for cash (286,274 common shares issued at $0.089467 per share ) (unaudited)	-	-	286,274	25,000	-	-	-	25,000

Issuance of common shares in Dec 2010 for cash (311,822 common shares issued at $0.082 per share ) (unaudited)	-	-	311,822	25,000	-	-	-	25,000

Issuance of common shares in Jan 2011 for cash (2,500,000 common shares issued at $0.04 per share ) (unaudited)	-	-	2,500,000	100,000	-	-	-	100,000

Issuance of common shares in Jan 2011 cashless (1,363,636 common shares issued for cashless exercise ) (unaudited)	-	-	1,363,636	-	-	-	-	-

Issuance of common shares in Feb 2011 for cash (1,250,000 common shares issued at $0.04 per share ) (unaudited)	-	-	1,250,000	50,000	-	-	-	50,000

Issuance of common shares in Mar 2011 for cash (2,500,000 common shares issued at $0.04 per share ) (unaudited)	-	-	2,500,000	100,000	-	-	-	100,000

Issuance of common shares in Mar 2011 for cash (1,848,897 common shares issued at $0.82054 per share ) (unaudited)	-	-	1,848,897	150,000	-	-	-	150,000

Stock compensation costs	-	-	-	-	-	96,458	-	96,458

Net loss for the period ended March 31, 2011 (unaudited)	-	-	-	-	-	-	(522,862)	(522,862)

Balance at March 31, 2011 (unaudited)	-	$-	220,530,419	$25,388,369	$5,238,213	$3,545,521	$(34,442,667)	$(270,564)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			February 25,1997
	For the Six Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(522,862)	$(1,179,087)	$(34,442,667)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	19,438	46,953	668,792
Common stock issued for services and interest	-	32,500	1,996,634
Stock option and warrant expense	96,458	149,936	3,819,711
Beneficial conversion and commitment fees	-	-	5,685,573
Asset impairment	-	-	7,285,120
Write down of inventory asset	-	60,000	1,177,000
Gain on settlement of debt	(179,580)	-	(466,961)
Loss on sale of asset	-	-	577
Settlement of lease	-	-	59,784
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	4,318	91,462	(9,743)
Inventory held for sale	-	-	(1,417,000)
Other receivable	2,500	-	-
Other assets	-	-	(3,200)
Increase (Decrease) in:
Accounts payable	(72,283)	119,575	2,378,734
Accrued expenses	21,973	22,389	91,596

NET CASH USED IN OPERATING ACTIVITIES	(630,038)	(656,272)	(13,176,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	-	(230,000)	(6,054,629)
Payments on note receivable	-	-	(1,500,000)
Proceeds from sale of assets	-	-	244,100
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	(899)	-	(592,818)

NET CASH USED BY INVESTING ACTIVITIES	(899)	(230,000)	(8,183,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from debentures	-	-	5,850,000
Proceeds for issuance of common stock, net	575,000	953,000	12,348,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	575,000	953,000	21,504,278

NET INCREASE (DECREASE) IN CASH	(55,937)	66,728	144,485

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	200,422	530,717	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$144,485	$597,445	$144,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$37	$4	$119,728
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the six months ended March 31, 2011, the Company Issued 1,363,636 shares of common stock in a cashless exercise of stock purchase warrants.

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2011. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the six months ended March 31, 2011, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2011, and 2010, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended March 31, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

During the six months ended March 31, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 3,771,170 shares for a total investment of $325,000. These shares were sold at various pricing between $0.08 and $0.09 per share.  An additional 90,276 of the remaining pool of 1,236,112 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

During the six months ended March 31, 2011, the Company also issued 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share for cash of $200,000; 1,250,000 shares of restricted common stock at a price of $0.04 per share for cash of $50,000;  a holder of a warrant exercised all available 2,500,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 1,363,636 shares of the Company’s restricted common stock. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

During the six months ended March 31, 2010, the Company issued 2,556,818 shares of common stock at a price of $0.088 per share for cash of $225,000; 1,000,000 shares of common stock issued at a price of $0.088 per share for cash of $88,000; 53,789 shares of common stock issued at a price of $0.1859 per share for services at a fair value of $10,000; 2,000,000 shares of common stock issued at a price of $0.075 per share for cash of $150,000; 6,250,000 shares of common stock issued for net proceeds of $500,000; 139,424 shares of common stock issued at a price of $0.16 per share for services at a fair value of $22,500. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the six month period ended March 31, 2011, the Company granted 11,000,000 incentive stock options to employees that will vest upon completion of various milestones. 1,000,000 of the shares were part of the Company’s 2007 Stock Option Plan.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

For the period ended
3/31/2011
Risk free interest rate	1.14% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

For the period ended
3/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	11,180,000	$0.27
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	11,180,000	$0.27
Exercisable at the end of the period	7,729,994	$0.28
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of   March 31, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	0.82 years
$0.53	100,000	100,000	0.90 years
$0.45	100,000	100,000	1.07 years
$0.41	100,000	100,000	1.41 years
$0.36	2,500,000	1,500,000	1.57 years
$0.36	500,000	500,000	1.62 years
$0.36	500,000	500,000	1.66 years
$0.36	115,000	115,000	2.53 years
$0.16	5,115,000	3,864,994	3.01 years
$0.10	1,000,000	-	4.55 years
	11,180,000	7,729,994

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2011 based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the six months ended March 31, 2011 and 2010 was $48,229 and $48,229, respectively.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

For the period ended
3/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,195,332	$0.61
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, end of the period	4,195,332	$0.61
Exercisable at the end of period	4,047,332	$0.64
Weighted average fair value of warrants granted during the period		$-

At March 31, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	0.01 years
$0.51	500,000	352,000	0.30 years
$0.20	250,000	250,000	0.76 years
$0.50	1,666,666	1,666,666	1.59 years
$0.75	1,666,666	1,666,666	1.59 years
	4,195,332	4,047,332

5.	PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an account payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest is due September 1, 2011. The interest expense for the six months ended March 31, 2011 and 2010 was $22,846 for both years.

6.	COMMITMENTS AND CONTINGENCIES

Settlement of Vendor Dispute
On September 21, 2010 we received notice of a claim filed by Billco Manufacturing Inc. in the State of California, Orange County Superior Court, requesting that the court award $340,568 for an open book account balance purportedly owed to the manufacturer by XsunX. XsunX has aggressively disputed this claim and to avoid further litigation expenses defending against this claim we negotiated a settlement with Billco in which XsunX will pay $30,000 in the form of 3 equal monthly payments of $10,000 commencing April 15, 2011. No default exists under this settlement. The accounts payable liability of $209,580 which the Company booked while working to settle this claim was reduced to $30,000 and the Company recognized $179,580 gain on settlement of debt.

XSUNX, INC.
(A Development Stage Company)
Notes to Financial Statements – (Unaudited)
March 31, 2011

7.	SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

In April 2011, pursuant to a Post-Effective Amendment No.1 Form S-1 registration that was declared effective by the Securities and Exchange Commission on April 4, 2011, the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 3,082,206 shares for a total investment of $250,000. These shares were sold at various pricing between $0.08 and $0.084 per share.  An additional 69,444 of the remaining pool of 1,145,836 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

In April 2011, a holder of a warrant exercised all available 2,500,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 1,316,568 shares of the Company’s restricted common stock.

In April 2011, the Company received $17,000 for the sale of equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

Core attributes to our process method are the use of small area thermal co-evaporation techniques coupled with state-of-the-art sputter deposition technologies to improve manufacturing output, increase cell efficiency, production yields, and lower the costs for the production of high efficiency CIGS cells.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE SAME PERIOD IN 2010

Revenue:

The Company generated no revenues for the periods ended March 31, 2011 and 2010 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three month period ending March 31, 2011 were $239,951 as compared to $433,549 during the same period in 2010. The decrease of $(193,598) was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology. We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three month period ended March 31, 2011 were $54,445 as compared to $107,491 during the same period in 2010. The decrease of $(53,046) was due to a decrease in salaries due to fewer employees, and a reduction in materials and services used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™. Our current research and development plans include the use of third party equipment vendors whose equipment we plan to use as part of our integrated CIGSolar™ manufacturing system. These vendors assist with access to equipment and technologies that we are working to customize for use in our manufacturing processes. We anticipate that future R&D expense will increase as we establish each of the various system capabilities within our own facilities for use in continued process improvement, marketing efforts, and systems support.

Net Loss:

The net loss for the three months ended March 31, 2011 was $(135,189) as compared to a net loss of $(635,943) for the same period 2010. The decreased net loss of $(500,754) includes the operating expense changes discussed above, the gain on the settlement of a debt for $179,580 and the net change in non-cash expense of $14,657 for depreciation.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE SAME PERIOD IN 2010

Revenue:

The Company generated no revenues for the periods ended March 31, 2011 and 2010 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the six month period ending March 31, 2011 were $485,384 as compared to $896,934 during the same period in 2010. The decrease of $(411,550) was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology. We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the six month period ended March 31, 2011 were $174,606 as compared to $152,382 during the same period in 2010. The increase of $22,224 was due to an increased use of consultant services and materials in the first three months of the period in the development of our new thin film solar manufacturing technology. Our current research and development plans include the use of third party equipment vendors whose equipment we plan to use as part of our integrated CIGSolar™ manufacturing system. These vendors assist with access to equipment and technologies that we are working to customize for use in our manufacturing processes. We anticipate that future R&D expense will increase as we establish each of the various system capabilities within our own facilities for use in continued process improvement, marketing efforts, and systems support.

Net Loss:

The net loss for the six months ended March 31, 2011 was $(522,862) as compared to a net loss of $(1,179,087) for the same period 2010. The decreased net loss of $(656,225) includes the operating expense changes discussed above, and the net change in non-cash expense of $27,515 for depreciation expense.  The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had a working capital deficit of $(560,713) as compared to $(727,848) at September 30, 2010. This decrease in working capital deficit of $167,135 was due primarily to a decrease in accounts payable on settlement of a debt.

During the six months ended March 31, 2011, the Company used $(630,038) of cash for operating activities, as compared to cash used of $(656,272) for the same period 2010. The decrease in cash used of $26,234 for operating activities was primarily due to a decrease in accounts payable expenses as the Company has re-focused its plan of operations on the development of a new cross-industry thin film solar manufacturing technology.

Cash used by investing activities for the six months ended March 31, 2011 was $(899), as compared to cash use of $(230,000) for the same period 2010. The net decrease of cash used in investing activities was primarily due to a decrease in the purchase of manufacturing equipment and facilities in process under the Company’s revised plan of operations.

Cash provided by financing activities for the six months ended March 31, 2011 was $575,000, as compared to $953,000 for the same period 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through March 31, 2011. Our independent registered public accounting firm has issued their report dated December 29, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2011, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of registered and restricted common stock for proceeds totaling $575,000 dollars.

 Lincoln Park Capital Fund, LLC Transaction

On March 30, 2010, XsunX signed a $5 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  Upon signing the agreement, XsunX received $500,000 from LPC as an initial purchase under the $5 million dollar commitment in exchange for 5,000,000 shares of our common stock.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  On April 30, 2010, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 27,500,000 shares related to our financing agreements with LPC. The registration was declared effective by the Securities and Exchange Commission on June 30, 2010. On March 29, 2011 we filed a Post-Effective Amendment No.1 Form S-1 with the Securities and Exchange Commission seeking to maintain the registration for the 27,500,000 shares related to our financing agreements with LPC. The Post-Effective Amendment No.1 registration was declared effective by the Securities and Exchange Commission on April 4, 2011. Subject to the effective registration statement related to the transaction, we have the right over a 25-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

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

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through March 31, 2011, approximately 9,327,978 shares for a total investment of $875,000 including the initial $500,000 and 5,000,000 shares.  These shares were sold at various pricing between $0.08 and $0.10 per share.  Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 104,164 commitment shares issued pro rata as LPC has purchased additional shares, as of March 31, 2011 16,817,858 registered shares remain available for future sales pursuant to the effective S-1 Registration Statement.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended March 31, 2011, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2010 we received notice of a claim filed by Billco Manufacturing Inc. in the State of California, Orange County Superior Court, requesting that the court award $340,567.50 for an open book account balance purportedly owed to the manufacturer by XsunX. XsunX has aggressively disputed this claim and to avoid further litigation expenses defending against this claim we negotiated a settlement with Billco in which XsunX will pay $30,000 in the form of 3 equal monthly payments of $10,000 each commencing April 15, 2011. No default exists under this settlement.

In February 2010, we elected to negotiate a settlement related to a dispute over certain equipment with Airgas Corp. agreeing to pay $114,641 in 12 equal monthly payments of $9,553 commencing March 1, 2010. As of March 31, 2011 the Company has made all required payments under the settlement leaving a principal balance in the amount of $0.00.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on December 29, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January and March 2011, the Company accepted offers for the sale of a total of 5,000,000 units of its restricted Common Stock in private placements for cash proceeds of $200,000.  Each unit is composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. In January 2011, a holder of a warrant exercised all available 2,500,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 1,363,636 shares of the Company’s restricted common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. In March 2011 the Company accepted an offer for the sale of 1,250,000 shares of its restricted common stock in a private placement for cash proceeds of $50,000. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

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

10.2	Form S-1/A related to the filing of a Post-Effective Amendment No.1 registration statement by the Company.(1)
31.1	Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (2)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002(2)

(1)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(2)	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 13, 2011	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer