Form 10-Q
period 2011-06-30
XSUNX INC
filed 2011-08-15
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended:  June 30, 2011

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

The number of shares of common stock issued and outstanding as of August 12, 2011 was 224,998,637.

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets June 30, 2011 (unaudited) and September 30, 2010	3

Statements of Operations for the Three Months and Nine Months ended June 30, 2011 and 2010 (unaudited) and the period February 25, 1997 (inception) to June 30, 2011 (unaudited)	4

Statements of Stockholders Equity for the Nine Months ended June, 2011 (unaudited)	5

Statements of Cash Flows for the Nine Months ended June 30, 2011 and 2010 (unaudited) and the period February 27, 1997 (inception) to June 30, 2011 (unaudited)	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$147,630	$200,422
Other receivable	—	2,500
Prepaid expenses	3,713	14,061

Total Current Assets	151,343	216,983

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	28,942
Machinery & equipment	177,700	354,541
	207,541	383,483
Less accumulated depreciation	(155,098)	(307,995)

Net Property & Equipment	52,443	75,488

OTHER ASSETS
Manufacturing equipment in progress	230,000	230,000
Security deposit	3,200	3,200

Total Other Assets	233,200	233,200

TOTAL ASSETS	$436,986	$525,671

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$146,499	$418,288
Accrued expenses	11,924	8,945
Credit card payable	1,874	10,728
Accrued interest on note payable	84,218	49,949
Note payable, landlord	456,921	456,921

Total Current Liabilities	701,436	944,831

TOTAL LIABILITIES	701,436	944,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
224,998,637 and 209,055,337 shares issued and outstanding, respectively	25,638,369	24,813,369
Paid in capital, common stock warrants	5,238,213	5,238,213
Additional paid in capital	3,591,355	3,449,063
Deficit accumulated during the development stage	(34,732,387)	(33,919,805)

TOTAL SHAREHOLDERS' DEFICIT	(264,450)	(419,160)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$436,986	$525,671

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					February 25, 1997
	For the Three Months Ended		For the Nine Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$—	$—	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	238,083	322,360	723,467	1,102,339	17,653,808
Research and development	47,423	76,677	222,029	346,145	3,103,491
Depreciation and amortization expense	9,660	27,483	29,098	74,436	678,452

TOTAL OPERATING EXPENSES	295,166	426,520	974,594	1,522,920	21,435,751

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(295,166)	(426,520)	(974,594)	(1,522,920)	(21,420,871)

OTHER INCOME/(EXPENSES)
Interest income	—	—	—	44	445,537
Gain/(Loss) on sale of asset	17,000	(577)	17,000	(577)	16,423
Impairment of assets	—	—	—	—	(7,031,449)
Disposal of assets	—	(253,671)	—	(253,671)	(253,671)
Write down of inventory asset	—	—	—	(60,000)	(1,177,000)
Legal settlement	—	—	179,580	—	1,279,580
Loan fees	—	—	—	—	(7,001,990)
Forgiveness of debt		—	—	—	592,154
Other, non-operating	—	—	—	—	(5,215)
Interest expense	(11,554)	(11,425)	(34,568)	(34,287)	(175,885)

TOTAL OTHER INCOME/(EXPENSES)	5,446	(265,673)	162,012	(348,491)	(13,311,516)

NET LOSS	$(289,720)	$(692,193)	$(812,582)	$(1,871,411)	$(34,732,387)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	224,253,653	208,484,641	216,467,166	203,048,216

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at Septemer 30, 2010	—	$—	209,055,337	$24,813,369	$5,238,213	$3,449,063	$(33,919,805)	$(419,160)

Issuance of common shares for cash (unaudited)	—	—	13,263,096	825,000	—	—	—	825,000

Issuance of common shares for a cashless exercise of warrants (unaudited)	—	—	2,680,204	—	—	—	—	—

Stock compensation costs (unaudited)	—	—	—	—	—	142,292	—	142,292

Net loss for the period ended June 30, 2011 (unaudited)	—	—	—	—	—	—	(812,582)	(812,582)

Balance at June 30, 2011 (unaudited)	—	$—	224,998,637	$25,638,369	$5,238,213	$3,591,355	$(34,732,387)	$(264,450)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			February 25,1997
	For the Nine Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(812,582)	$(1,871,411)	$(34,732,387)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	29,098	74,436	678,452
Common stock issued for services and interest	—	32,500	1,996,634
Stock option and warrant expense	142,292	224,904	3,865,545
Beneficial conversion and commitment fees	—	—	5,685,573
Asset impairment	—	—	7,031,449
Write down of inventory asset	—	60,000	1,177,000
Gain on settlement of debt	(179,580)	—	(466,961)
(Gain)/Loss on sale of asset	(17,000)	577	(16,423)
Settlement of lease	—	—	59,784
Disposal of assets	—	253,671	253,671
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	10,348	104,691	(3,713)
Inventory held for sale	—	240,000	(1,417,000)
Other receivable	2,500	—	—
Other assets	—	2,615	(3,200)
Increase (Decrease) in:
Accounts payable	(101,063)	65,078	2,349,954
Accrued expenses	37,248	27,637	106,871

NET CASH USED IN OPERATING ACTIVITIES	(888,739)	(785,302)	(13,434,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	—	(230,000)	(6,054,629)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	17,000	4,100	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	(6,053)	—	(597,972)

NET CASH PROVIDED / (USED) BY INVESTING ACTIVITIES	10,947	(225,900)	(8,171,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from debentures	—	—	5,850,000
Proceeds for issuance of common stock, net	825,000	953,000	12,598,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	825,000	953,000	21,754,278

NET INCREASE (DECREASE) IN CASH	(52,792)	(58,202)	147,630

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	200,422	530,717	—

CASH & CASH EQUIVALENTS, END OF PERIOD	$147,630	$472,515	$147,630

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$131	$18	$119,822
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the nine months ended June 30, 2011, the Company issued 2,680,204 shares of common stock in a cashless exercise of stock purchase warrants

The accompanying notes are an integral part of these financial statements

 XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2011

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2011. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the nine months ended June 30, 2011, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2011, and 2010, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2011

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended June 30, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

3.    CAPITAL STOCK

During the nine months ended June 30, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, and a Post-Effective Amendment No. 1 registration declared effective by the Securities and Exchange Commission on April 4, 2011 the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 6,853,376 shares for a total investment of $575,000. These shares were sold at various pricing between $0.08 and $0.0888 per share. An additional 159,720 of the remaining pool of 1,236,112 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

During the nine months ended June 30, 2011, the Company also issued 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share for cash of $200,000; 1,250,000 shares of restricted common stock at a price of $0.04 per share for cash of $50,000; a holder of warrants exercised all available 5,000,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 2,680,204 shares of the Company’s restricted common stock. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

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

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2011

4.    STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the nine month period ended June 30, 2011, the Company granted 11,000,000 incentive stock options to employees that will vest upon completion of various milestones. 1,000,000 of the shares were part of the Company’s 2007 Stock Option Plan.

For the period ended
6/30/2011
Risk free interest rate	1.14% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	6/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	10,180,000	$ 0.27
Granted	1,000,000	$ 0.10
Exercised	-	$ -
Expired	-	$ -
Outstanding, end of the period	11,180,000	$ 0.25
Exercisable at the end of the period	8,146,660	$ 0.27
Weighted average fair value of
options granted during the period		$ -

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.46	1,150,000	950,000	0.57 years
$ 0.53	100,000	100,000	0.65 years
$ 0.45	100,000	100,000	0.82 years
$ 0.41	100,000	100,000	1.16 years
$ 0.36	2,500,000	1,500,000	1.32 years
$ 0.36	500,000	500,000	1.37 years
$ 0.36	500,000	500,000	1.41 years
$ 0.36	115,000	115,000	2.28 years
$ 0.16	5,115,000	4,281,660	2.76 years
$ 0.10	1,000,000	-	4.30 years
	11,180,000	8,146,660

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2011

4.    STOCK OPTIONS AND WARRANTS (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended June 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2011 based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the nine months ended June 30, 2011 and 2010 was $142,292 and $224,904, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	For the period ended
	6/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,195,332	$ 0.61
Granted	10,000,000	$ 0.04
Exercised	5,000,000	$ 0.04
Expired	112,000	$ 1.69
Outstanding, end of the period	9,083,332	$ 0.28
Exercisable at the end of period	8,935,332	$ 0.29
Weighted average fair value of
warrants granted during the period		$ -

At June 30, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.51	500,000	352,000	0.05 years
$ 0.20	250,000	250,000	0.51 years
$ 0.50	1,666,666	1,666,666	1.34 years
$ 0.75	1,666,666	1,666,666	1.34 years
$ 0.04	2,500,000	2,500,000	4.56 years
$ 0.04	2,500,000	2,500,000	4.72 years
	9,083,332	8,935,332

5.    PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an account payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest is due September 1, 2011. The interest expense for the nine months ended June 30, 2011 and 2010 was $34,269 for both years.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2011

6.    COMMITMENTS AND CONTINGENCIES

Settlement of Vendor Dispute

On March 31, 2011 we entered into a settlement agreement with Billco Manufacturing Inc. agreeing to pay $30,000 in the form of 3 equal monthly payments of $10,000 commencing April 15, 2011 as full and final settlement for an open book account balance of $340,568 purportedly owed to the vendor by XsunX. XsunX completed all payments and on June 22, 2011 we received a full release from the vendor. The accounts payable liability of $209,580 which the Company booked while working to settle this claim was reduced to $30,000 and the Company recognized $179,580 gain on settlement of debt.

7.    SALE AND DISPOSITION OF ASSETS

On April 21, 2011 the Company received payment in the amount of $17,000 for an offer it accepted on April 14, 2011 for the sale of equipment no longer in use by the Company. The book value of the asset was zero and the Company recognized a gain of $17,000.

8.    SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

On July 29, 2011 the Company filed a preliminary patent application with the U.S. Patent Office under which the Company is working to seek patent protection for its proprietary designs and operation of certain thermal evaporation source technology.

The Company had paid a vendor a $230,000 deposit through February 2010 towards the fabrication of a prototype manufacturing system. Since that time XsunX has developed and produced designs for this system and in an effort to better control costs, vendor expertise, qualification, and intellectual property rights the Company has elected to cancel the purchase order through the vendor and work directly with component suppliers for the fabrication of the various parts necessary to assemble the tool. On July 26, 2011 the vendor and the Company agreed to modify the agreement terminating the quote and purchase order and providing for the full refund to XsunX of the $230,000 prepaid deposit. The Company and the vendor continue to work evaluating certain of the vendor’s technologies for suitability for use by XsunX.

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

There are five (5) core process tools that when combined will produce 156mm format (about 6” square) solar cells. We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar™ cells will be manufactured on stainless steel squares sized to match silicon solar cells currently used in nearly 75% of all solar modules manufactured today.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THE SAME PERIOD IN 2010

Revenue:

The Company generated no revenues for the periods ended June 30, 2011 and 2010 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three month period ending June 30, 2011 were $238,083 as compared to $723,467 during the same period in 2010. The decrease of $(485,384) was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology. We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three month period ended June 30, 2011 were $47,423 as compared to $76,677 during the same period in 2010. The decrease of $(29,254) was due to a decrease in salaries due to fewer research related employees, and a reduction in materials and services used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™. During portions of the period research and development efforts included the use of third party equipment vendors whose equipment we may use as part of our integrated CIGSolar™ manufacturing system. These vendors assist with access to equipment and technologies that we are working to customize for use in our manufacturing processes. During the period while reducing direct research and development costs we prepared plans and began efforts to establish each of the various system capabilities necessary for our technology within our own facilities for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will again increase as we complete this process establishing each of the various system capabilities within our own facilities.

Net Loss:

The net loss for the three months ended June 30, 2011 was $(289,720) as compared to a net loss of $(692,193) for the same period 2010. The decreased net loss of $(402,473) includes the operating expense changes discussed above, the gain on the settlement of a debt for $179,580 and the net change in non-cash expense of $17,823 for depreciation. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THE SAME PERIOD IN 2010

Revenue:

The Company generated no revenues for the periods ended June 30, 2011 and 2010 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the nine month period ending June 30, 2011 were $723,467 as compared to $1,102,339 during the same period in 2010. The decrease of $(378,872) was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology. During the period we prepared plans and began efforts to establish our own facilities for use in continued process improvement, marketing efforts, and systems sales support. We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the nine month period ended June 30, 2011 were $222,029 as compared to $346,145 during the same period in 2010. The decrease of $(124,116) was due to a decrease in salaries due to fewer research related employees, and materials used in the first three months of the period, and a reduction to research and development efforts with third party equipment vendors in the later portion of the period whose equipment we may use as part of our integrated CIGSolar™ manufacturing system. During the period while reducing direct research and development costs we prepared plans and began efforts to establish each of the various system capabilities necessary for our technology within our own facilities for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will again increase as we complete this process establishing each of the various system capabilities within our own facilities.

Net Loss:

The net loss for the nine months ended June 30, 2011 was $(812,582) as compared to a net loss of $(1,871,411) for the same period 2010. The decreased net loss of $(1,058,829) includes the operating expense changes discussed above, and the net change in non-cash expense of $45,338 for depreciation expense. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had a working capital deficit of $(550,093) as compared to $(727,848) at September 30, 2010. This decrease in working capital deficit of $(177,755) was due primarily to the addition of equity financing.

During the nine months ended June 30, 2011, the Company used $(888,739) of cash for operating activities, as compared to cash used of $(785,302) for the same period 2010. The increase in cash used of $(103,437) for operating activities was primarily due to a decrease in prepaid expenses, and accounts payable as the Company has re-focused its plan of operations on the development of a new cross-industry thin film solar manufacturing technology.

Cash provided by investing activities for the nine months ended June 30, 2011 was $10,947, as compared to cash used of $(225,900) for the same period 2010. The net decrease of cash used in investing activities was primarily due to a decrease in the purchase of manufacturing equipment and facilities in process under the Company’s revised plan of operations.

Cash provided by financing activities for the nine months ended June 30, 2011 was $825,000, as compared to $953,000 for the same period 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 25,1997) through June 30, 2011. Our independent registered public accounting firm has issued their report dated December 29, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2011, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of registered and restricted common stock for proceeds totaling $825,000 dollars.

Lincoln Park Capital Fund, LLC Transaction

On March 30, 2010, XsunX signed a $5 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the agreement, XsunX received $500,000 from LPC as an initial purchase under the $5 million dollar commitment in exchange for 5,000,000 shares of our common stock. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement. On April 30, 2010, XsunX, Inc. filed a Form S-1 with the Securities and Exchange Commission seeking to register 27,500,000 shares related to our financing agreements with LPC. The registration was declared effective by the Securities and Exchange Commission on June 30, 2010. On March 29, 2011 we filed a Post-Effective Amendment No. 1 Form S-1 with the Securities and Exchange Commission seeking to maintain the registration for the 27,500,000 shares related to our financing agreements with LPC. The Post-Effective Amendment No. 1 registration was declared effective by the Securities and Exchange Commission on April 4, 2011. Subject to the effective registration statement related to the transaction, we have the right over a 25-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.

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

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through June 30, 2011, approximately 12,410,184 shares for a total investment of $1,125,000 including the initial $500,000 and 5,000,000 shares. These shares were sold at various pricing between $0.08 and $0.10 per share. Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 173,608 commitment shares issued pro rata as LPC has purchased additional shares,as of June 30, 2011 13,666,208 registered shares remain available for future sales pursuant to the effective S-1 Registration Statement.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended June 30, 2011, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2010 we received notice of a claim filed by Billco Manufacturing Inc. in the State of California, Orange County Superior Court, requesting that the court award $340,567.50 for an open book account balance purportedly owed to the manufacturer by XsunX. XsunX has aggressively disputed this claim and to avoid further litigation expenses defending against this claim we negotiated a settlement with Billco in which XsunX will pay $30,000 in the form of 3 equal monthly payments of $10,000 each commencing April 15, 2011. As of June 30, 2011 the Company has made all required payments under the settlement leaving a principal balance in the amount of $0.00.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on December 29, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January and March 2011, the Company accepted offers for the sale of a total of 5,000,000 units of its restricted Common Stock in private placements for cash proceeds of $200,000.  Each unit is composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. In January 2011, a holder of warrants exercised all available 5,000,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 2,680,204 shares of the Company’s restricted common stock. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. In March 2011 the Company accepted an offer for the sale of 1,250,000 shares of its restricted common stock in a private placement for cash proceeds of $50,000. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other information

None

Item 6. Exhibits

Exhibit No.Description

3.1	Articles of Incorporation. (Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003)
3.2	Bylaws. (Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000)
10.1 10.2

XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003. (Incorporated by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003)

Form S-1/A related to the filing of a Post-Effective Amendment No. 1 registration statement by the Company.(1)

31.1	Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Certification Act of 2002 (2)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Certification Act Of 2002(2)

____________________

(1)	Incorporated by reference to exhibits included with the Company’s prior Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(2)	Provided herewith
18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 15, 2011	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

