Form 10-K
period 2011-09-30
XSUNX INC
filed 2011-12-29
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐ NO☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

(Check one)
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes ☐ NO ☒

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16,378,994 million based on the closing price as reported on the OTCBB.

As of December 29, 2011, there were 231,998,637 shares of the registrant’s company stock outstanding.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar™ process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

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

CIGS Thin Film Solar Devices

Copper Indium Gallium (di) Selenide (CIGS) exceeds all other thin film solar cell performance to date delivering nearly 20% conversions in laboratory environments. It is this high efficiency low cost potential for CIGS, and its wide array of potential uses and applications, that we believe provides the basis to drive the cost of energy production for alternative sources to unprecedented new lows. For this reason many major research institutes and agencies worldwide view CIGS as a significant solar technology and support continuous development and research efforts related to CIGS thin films.

We believe that through the successful combination of small area co-evaporation processing techniques with the high rate sputter processing techniques, overall factory yields (total watts of production per day) can be increased thereby resulting in lower production costs while still delivering the full energy and low cost potential that CIGS based devices can offer.

CIGS Experience

Our staff experience includes nearly 17years of thin film and CIGS experience in successful technology development, equipment design, and production of several million square feet CIGS products in a commercial production setting. Our Chief Technology Officer has worked side by side with leading researchers at NREL and in fact shares an R&D 100 award with NREL staff for efforts related to CIGS technology development.

In June 2011 the National Renewable Energy Laboratory (NREL) certified the peak efficiency conversion of 16.36% achieved by XsunX for Copper-Indium-Gallium-(di)selenide (CIGS) photovoltaic devices. Overall efficiency of tested samples ranged from 15.3% to 16.36% producing an average efficiency of 15.91%. The samples provided to NREL was part of a 125mm substrates which after deposition were sub-divided into quadrants to produce NREL device test structures and analytical equipment test structures. The purpose was to provide a statistically significant body of data in support of XsunX’s continuous process improvement efforts.

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

Intellectual Property

We plan to market license opportunities for our technology and not directly manufacture the solar technologies and related products that may employ the use of our thin film technologies. This business model requires that we develop and maintain intellectual property that includes both patented and proprietary technologies. We have licensed certain patented and patent pending technologies, and we are developing with the intent to file for patent protection certain other thin film manufacturing technologies. The following is an outline of certain patents and technologies we are developing, have acquired,or licensed:

The Company is developing a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our system and processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We have designed a proprietary system for a process known as co-evaporation used in the manufacture of the solar absorbing material CIGS. Certain key features related to this system we believe may qualify for patent protection. In November 2010 we filed provisional patent application with the United States Patent and Trademark Office identifying five (5) claims that through continued system and process design revisions we have subsequently modified and for which we have elected to forego the filing of utility patent applications at this time, and in July 2011 we filed three (3) additional claims related to our thermal effusion source design. As we continue to refine our designs and process technologies we may elect to abandon, modify, or file additional applications and we may we have elected to forego the filing of utility patent applications at this time, and in July 2011 we filed three (3) additional claims related to our thermal effusion source design. As we continue to refine our designs and process technologies we may elect to abandon, modify, or file additional applications and we may seek to enforce our claims through filing of utility patents.

In September 2003, the Company was assigned the rights to three patents as part of an Asset Purchase Agreement with Xoptix Inc., a California corporation. The patents acquired were No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003. We do not currently employ the use of the above named patents in the development or commercialization of our CIGSolar™ technology.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2011.

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

Employees and Consultants

As of the fiscal year ended September 30, 2011 we had 4 salaried employees. This represents a decrease of 2 employees over the same period ended 2010. The Company also engages consultants when needed to perform specific functions that otherwise would require an employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2011 and 2010 was $(1,117,654) and $(2,210,603), respectively. Net cash used for operations was $(1,117,818) and $(1,347,395) for the years ended September 30, 2011 and 2010, respectively. At September 30, 2011, we had a working capital deficit of $(654,041). From inception through September 30, 2011, we had an accumulated deficit of $(35,037,459) at September 30, 2011.

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

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. Although the Company entered into a financing arrangement with Lincoln Park Capital Fund, LLC pursuant to which the Company has the right over a 25-month period to receive $50,000 every two business days under such financing arrangement unless our stock price equals or exceeds $0.20, in which case we can sell greater amounts to Lincoln Park as the price of our common stock increases, Lincoln Park shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. The registration statement is currently not available for use for sales to Lincoln Park. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, complete the development of marketable technologies, develop a sales network, maintain our research and development efforts or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business.

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

Proposed California Facilities Lease

The Company has located and negotiated a month to month proposed sub-lease for facilities located in Irvine California to be used for the final assembly, calibration, and marketing of the Company’s multi-chamber CIGSolar thermal coevaporation system which is currently under construction. The Company intends to commence the lease at the time that system major components are ready for delivery by vendors engaged in its production for final assembly by XsunX. We intend to operate in this facility for up to one year prior to locating to larger and permanent facilities.

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

None

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Bulletin Board, was as follows:

Year Ended September 30, 2011	High	Low	Close
First Quarter ended December 31, 2010	0.12	0.07	0.07
Second Quarter ended March 31, 2011	0.11	0.07	0.08
Third Quarter ended June 30, 2011	0.10	0.06	0.07
Fourth Quarter ended September 30, 2011	0.09	0.05	0.06

Year Ended September 30, 2010
First Quarter ended December 31, 2009	0.26	0.13	0.16
Second Quarter ended March 31, 2010	0.21	0.11	0.13
Third Quarter ended June 30, 2010	0.15	0.10	0.11
Fourth Quarter ended September 30, 2010	0.12	0.07	0.10

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

Number of Holders

As of September 30, 2011, there were approximately 280 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2011, there were 224,998,637 shares of common stock outstanding on record with the Company’s stock transfer agent, Mountain Share Transfer. On September 30, 2011 the last reported sales price of our common stock on the OTCBB was approximately $0.06 per share.

Transfer Agent

Our transfer agent is Mountain Share Transfer, Inc. located at 1625 Abilene Drive, Broomfield, CO  80020, 303-460-1149 Telephone, 303-438-9243 Fax.

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

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2011 eleven million options were granted.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2011, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2011, and 2010 is as follows:

Risk free interest rate	1.67% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2011		9/30/2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	10,180,000	$0.27	10,180,000	$0.27
Granted	11,000,000	$0.10	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding, end of year	21,180,000	$0.18	10,180,000	$0.27
Exercisable at the end of year	8,544,159	$0.27	6,858,328	$0.29
Weighted average fair value of
options granted during the year		$0.10		$—

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	0.32 years
$0.53	100,000	100,000	0.40 years
$0.45	100,000	100,000	0.56 years
$0.41	100,000	100,000	0.91 years
$0.36	2,500,000	1,500,000	1.07 years
$0.36	500,000	500,000	1.12 years
$0.36	500,000	500,000	1.16 years
$0.36	115,000	115,000	2.03 years
$0.16	5,115,000	4,679,159	1.50 years
$0.10	11,000,000	—	4.05 years
	21,180,000	8,544,159

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2011 and 2010 was $186,016 and $273,133, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

11

	9/30/2011		9/30/2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,195,332	$0.61	4,195,332	$0.61
Granted	10,000,000	$0.04	—	$—
Exercised	(5,000,000)	$(0.04)	—	$—
Expired	(612,000)	$(0.73)	—	$—
Outstanding, end of year	8,583,332	$0.32	4,195,332	$0.61
Exercisable at the end of year	8,583,332	$0.32	4,047,332	$0.64
Weighted average fair value of
warrants granted during the year		$0.04		$—

At September 30, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.20	250,000	250,000	0.25 years
$0.50	1,666,666	1,666,666	1.09 years
$0.75	1,666,666	1,666,666	1.09 years
$0.04	2,500,000	2,500,000	4.30 years
$0.04	2,500,000	2,500,000	4.46 years
	8,583,332	8,583,332

Recent Sales of Securities (Registered and Unregistered)

The authorized Common stock of the Company was established at 500,000,000 shares with no par value.The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.The following represents a detailed analysis of the fiscal year ended September 30, 2011 Common stock transactions.

During the year ended September 30, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, and a Post-Effective Amendment No. 1 registration declared effective by the Securities and Exchange Commission on April 4, 2011 the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 6,853,376 shares for a total investment of $575,000. These shares were sold at various pricing between $0.08 and $0.0888 per share. An additional 159,720 of the remaining pool of 1,236,112 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement. The registration statement is currently not available for use for sales to Lincoln Park.

During the year ended September 30, 2011, the Company also issued 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share for cash of $200,000; 1,250,000 shares of restricted common stock at a price of $0.04 per share for cash of $50,000; a holder of warrants exercised all available 5,000,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 2,680,204 shares of the Company’s restricted common stock. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through September 30, 2011, approximately 12,410,184 shares for a total investment of $1,125,000 including the initial $500,000 and 5,000,000 shares. These shares were sold at various pricing between $0.08 and $0.10 per share. Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 173,608 commitment shares issued pro rata as LPC has purchased additional shares, as of September 30, 2011 13,666,208 registered shares remain available for future sales pursuant to the effective S-1 Registration Statement. The registration statement is currently not available for use for sales to Lincoln Park.

Issuance of Shares for Services

None

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar™ process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Our efforts have been focused on the development and customization of a series of specialized processing tools that when combined provide a turn-key high-through put manufacturing system to produce CIGS solar cells.

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

Plan of Operations

For the fiscal year ending September 30, 2012, the Company has developed a plan of operations focused on the assembly of a multi-chamber CIGSolar™ thermal co-evaporation system to provide hands-on access to interested customers of a production-sized multi-chamber CIGSolar™ system. We plan to add support systems necessary to establish limited scale pilot CIGS solar cell production capabilities to enhance marketing and sales efforts, continued CIGSolar™ process improvement, and to support general business development efforts related to the commercialization of our CIGS solar cell manufacturing technology.

Our Plan of Operations, based upon the aforementioned activities, requires $1.03 million for general and administrative activities, $239 thousand to support increased sales and marketing efforts, and $1.48 million to establish a limited scale production system for use in marketing and sales efforts through the use of the system to demonstrate the CIGSolar™ technologies, continued process development and improvement under our technology license model, and for support purposes of the systems that may be placed in the field as we work to commercialize our CIGSolar™ manufacturing technology.

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

Results of Operations for the Fiscal Year Ended September 30, 2011Compared to Fiscal Year Ended September 30, 2010.

Revenue and Cost of Sales:

The Company generated no revenues in the fiscal years ended September 30, 2011, and 2010. There were no associated costs of goods sold in any of the fiscal periods represented above. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $(524,272) during the fiscal year ended September 30, 2011 to $946,459 as compared to $1,470,731 for the fiscal year ended September 30, 2010. The decrease in SG&A expenses was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations for the development of a new CIGSolar™ thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development decrease slightly by $(10,507) during the fiscal year ended September 30, 2011 to $282,492 as compared to $292,999 for the fiscal year ended September 30, 2010. The decrease was primarily due to a reduction in research related employees used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™.

During portions of the fiscal year research and development efforts included the use of third party equipment vendors whose equipment we may use as part of our integrated CIGSolar™ manufacturing system. These vendors assist with access to equipment and technologies that we are working to customize for use in our manufacturing processes. During the fiscal year while reducing direct research and development costs we prepared plans and began efforts to establish each of the various system capabilities necessary for our technology within our own facilities for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will again increase as we complete this process establishing each of the various system capabilities within our own facilities.

Net Loss:

For the fiscal year ended September 30, 2011, our net loss was $(1,117,654) as compared to a net loss of $(2,210,603) for the fiscal year ended September 30, 2010. This decrease in Net Loss of $(1,092,949) compared to the fiscal year ended September 30, 2010was primarily due to a decrease in write down of assets, which resulted in an expense of $313,671. Also, the decrease in net loss was due to the Company’s overall decrease in operating expenses. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2011 of $(654,041), as compared to a working capital deficit of $(727,848) as of September 30, 2010. The increase of $73,807 in working capital was the result of a decrease in accounts payable, with a similar decrease in cash. There was no revenue producing activities for the fiscal year ended September 30, 2011.

Cash flow used by operating activities was $(1,117,818) for the fiscal year ended September 30, 2011, as compared to cash flow used by operating activities of ($1,347,395) for the fiscal year ended September 30, 2010. The decrease in cash flow used of $(229,577) by operating activities was primarily due to a decrease in stock option expense and accounts payable, and an increase in other assets and accrued expenses.

Cash flow provided by investing activities was $158,972 for the fiscal year ended September 30, 2011, as compared to cash flow provided in investing activities of $14,100 during the fiscal year ended September 30, 2010. The net increase in investing activities was primarily due to proceeds received of $17,000 from the sale of certain assets, and a deposit refunded due to cancellation of a purchase order in the amount of $230,000, offset by a payment made on a purchase order of $81,975, compared to the prior fiscal year.

Cash flow provided by financing activities was $825,000 for the fiscal year ended September 30, 2011, as compared to cash provided by financing activities of $1,003,000 during the fiscal year ended September 30, 2010. The decrease in cash flow provided by financing activities was the result of a reduction to cash provided through equity financing. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing technology that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry. However the cash flow requirements associated with the completion of these development efforts, and the transition to revenue recognition will exceed cash generated from operations in the current and future periods. We will need to seek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2011, management continued to assess the Company's internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer concluded that our internal control over financial reporting as of September 30, 2011 was effective. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

As part of the Company’s operating plans, and efforts to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system, the Company’s CEO, COO, and CTO agreed effective October 2011 to salary reductions under which each executive would receive an annualized salary of $120,000.

On October 24, 2011, in exchange for a promissory note (the “Note”) of $456,921 plus accrued interest of $98,645 that had become due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under the Note, and exchanged the Note for and issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $350,000. The note bears interest at 10% per annum and matures on September 30, 2012.

On October 27, 2011, and again on December 7, 2011 XsunX, Inc. (the "Company") consummated a Securities Purchase Agreement (the "Purchase Agreements") providing for the sale by the Company of 8% unsecured Convertible Notes in the aggregate principal amount of $53,000 and $42,500 respectively (the “Note”) which amounts were advanced immediately at the time of each sale. The October 27, 2011 Note matures on July 31, 2012, and the December 7, 2011 Note matures on September 12, 2012. The Company has the right to redeem a portion or all amounts outstanding under the either Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price of sixty percent of the average lowest five closing bid prices for the common stock, during the ten trading day period ending on the latest complete trading day prior to the conversion date. The holder has certain rights of first refusal related to financings of less than seventy five thousand dollars by the Company, and in the event of certain default conditions the Company may be subject a default premium of fifty percent.

Issuance of Stock Purchase Options

In October 2010, the Board of Directors authorized the grant of stock option agreements to the named employees listed below as follows:

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Joseph Grimes	October 18, 2010	1,000,000	$0.10	18-Oct-15	Future key deliverables within the scope of the employees influence
Robert G. Wendt	October 18, 2010	10,000,000	$0.10	18-Oct-15	Future key deliverables within the scope of the employees influence

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

The vesting schedule for Mr. Wendt is as follows:

The option shall become exercisable in the following amounts upon the delivery and/or achievement by the optionee(s) of the following performance milestones:

(a)	The Option shall become exercisable in the amount of 1,000,000 shares upon the award to the Company of atleast one patent issued by the United States Patent and Trademark Office protecting a key element to the Company’s CIGSolar manufacturing approach in which Optionee had an instrumental involvement in either the design, development, prosecution, or inception of the intellectual property.

(b)	The Option shall become exercisable in the amount of 4,000,000 shares upon Optionee’s assembly and/or management of the assembly and operation of initial baseline CIGSolar process equipment contemplated under the Company’s CIGS solar cell equipment and technology plan, and the subsequent production of 1,000 full size solar cells (dimension of 125 or 156 mm square) that achieve a minimum of >10% conversion efficiency over a five (5) day operating period in which the system operates at the designed through-put speed range delivering a cell yield of >80%. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.

(c)	The Option shall become exercisable in the amount of 5,000,000 shares upon Optionee’s assembly and/or management of the assembly and operation of commercial CIGSolar production equipment prepared for use by the Company, or for delivery to a third party by the Company for use in a commercial setting, and the subsequent production of 2,000 full size solar cells (dimension of 125 or 156 mm square) that achieve a minimum of > 12% conversion efficiency while operating over a five (5) day operating period in which the system operates at the designed through-put speed range delivering a cell yield of >85%. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.

(d)	Achievement of each milestone to be reviewed and determined by the Company’s Board of Directors prior to the Company acknowledgment of any vesting rights by Optionee. Determination by the Board of Directors will be provided within ten (10) business days from notice to the Company by Optionee of milestone achievement. Notice by Optionee shall contain all relevant information necessary for the Board of Directors to review and make a determination.

Additionally, in October 2010, the Board of Directors authorized amendments to prior option grants issued to the named employee listed below as follows:

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

Section 3(i) (a) Exercise of Option was amended as follows; All remaining unvested Options under this Agreement shall vest and become exercisable upon production by Optionee, and third party validation, of functioning >10% full size 125 mm pseudo square cells on stainless steel (SS) – minimum 20 cells. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.”

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2011:

Name	Age	Position Held	Tenure
Tom Djokovich	54	CEO, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary and PAO since September 2009
Joseph Grimes	54	President, COO, Director	President since March 2009, COO since April 2006, and as a director Since August 2008
Robert Wendt	49	CTO	Since March 2009
Thomas Anderson	46	Director	Since August 2001
Oz Fundingsland	68	Director	Since November 2007
Michael Russak	64	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 54, Chief Executive Officer and a Director as of October 2003,acting Principal Accounting Officer as of September 2009;

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

Mr. Joseph Grimes, age 54, Chief Operating Officer as of April 2006, a Director as of August 2008, and President as of March 2009;

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

Mr. Robert Wendt, age 49, Chief Technology Officer as of March 2009;

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

Independent Directors

Mr. Thomas Anderson, age 46, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 68, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 64, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2011, the Company’s board was comprised of five directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2011, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with the exception that one report, covering an aggregate of two transactions were not timely filed by the chief executive officer with the SEC via Form 4 or via year-end report on Form 5.

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

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our chief operating officer, and our chief technical officer (collectively, our “named executive officers”) for the fiscal years ended September 30, 2011, and 2010 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tom Djokovich, CEO(1)	2011 2010	165,000 165,000	0 0	0 0	0 0	4,800 4,800	169,800 169,800
Joe Grimes, COO(2)	2011 2010	157,500 157,500	0 0	0 0	0 0	4,800 4,800	162,300 162,300
Robert Wendt, CTO(3)	2011 2010	165,000 160,384	0 0	0 0	0 0	4,800 4,800	169,800 165,184

(1)	In addition to Mr. Djokovich’s base compensation the Company also provides Mr. Djokovich with a $400 monthly health insurance allowance.

(2)	In addition to Mr. Grimes base compensation the Company also provides Mr. Grimes with a $400 monthly health insurance allowance.

(3)	In addition to Mr. Wendt’s base compensation the Company also agreed to provide Mr. Wendt with a $400 monthly health insurance allowance.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2011, and 2010 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2011	0	0	0
	2010	0	0	0

Joe Grimes, COO	2011	1,000,000	0.10	80,000
	2010	0	0	0

Robert Wendt, CTO	2011	10,000,000	0.10	800,000
	2010	0	0	0

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2011

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tom Dhikovich, CEO	—	—	—	—		—	—	—	—

Joseph Grimes, COO	400,000	100,000	500,000	$0.46	1/26/2012	—	—	—	—
	0	500,000	500,000	$0.36	10/23/2012	—	—	—	—
	2,500,000	0	2,500,000	$0.16	4/1/2014	—	—	—	—
	0	10,000,000	10,000,000	$0.10	10/18/2015	—

Robert Wendt, CTO	400,000	100,000	500,000	$0.46	1/26/2012	—	—	—	—
	0	500,000	500,000	$0.36	10/23/2012	—	—	—	—
	2,500,000	0	2,500,000	$0.16	4/1/2014	—	—	—	—
	0	10,000,000	10,000,000	$0.10	10/18/2015	—	—	—	—

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our chief executive officer, acting principal accounting officer, and a director. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base salary compensation for the 2011 fiscal period was $165,000, and he was provided a $400 per month allowance for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Joseph Grimes

Mr. Grimes serves as our chief operating officer, president, and a director. As of January 2011 the employment agreement between the Company and Mr. Grimes had expired and he currently works at the discretion of the board of directors. His annual base salary compensation for the 2011 fiscal period was $157,500, and he was provided a $400 per month allowance for use in the payment of medical benefits. Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

Robert Wendt

Mr. Wendt serves as our chief technology officer. As of January 2011 the employment agreement between the Company and Mr. Wendt had expired and he currently works at the discretion of the board of directors. His annual base salary compensation for the 2011 period was $165,000, and he was provided a $400 per month allowance for use in the payment of medical benefits. Mr. Wendt is also subject to confidentiality and non-solicitation provisions which provide that Mr. Wendt will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

Terms of a two year Key Employee Retention Agreement dated September 1, 2009, with Mr. Robert Wendt, our chief technical officer, provided that in the event that Mr. Wendt’s employment was terminated by the Company without good cause, Mr. Wendt may have receive twelve months salary at the then salary rate at time of termination, twelve months Company paid costs for actual costs incurred by Mr. Wendt for medical benefits related to COBRA coverage, and a relocation payment up to $2,500. The agreement expired in September 2011 and the Company did not incur any costs associated with the agreement prior to its expiration.

Long Term Incentive Plans — Awards in Last Fiscal Year

The following table and notes set forth the incentive awards provided to named officers of the Company in 2011 fiscal period.

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Joseph Grimes	October 18, 2010	1,000,000	$0.10	18-Oct-15	Future key deliverables within the scope of the employees influence
Robert G. Wendt	October 18, 2010	10,000,000	$0.10	18-Oct-15	Future key deliverables within the scope of the employees influence

The vesting schedule for Mr. Grimes is as follows:

(a)	The Option shall become exercisable in the amount of 1,000,000 shares upon Optionee’s management of the assembly and operation of initial baseline CIGSolar process equipment contemplated under the Company’s CIGS solar cell equipment and technology plan, and the subsequent production of 1,000 full size solar cells (dimension of 125 or 156 mm square) that achieve a minimum of >10% conversion efficiency over a five (5) day operating period in which the system operates at the designed through-put speed range delivering a cell yield of >80%. Cells measured at AM1.5 using a light source and tester calibrated to NIST standards.

(b)	In the event of a sale or merger of all or substantially all of the Company’s assets to an acquiring party following which the Company would not be a surviving operating entity, the Company will provide Optionee a fifteen (15) day prior notice of such proposed event providing for immediate vesting of all remaining unvested Options under this Agreement.

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

Additionally, in October 2010, the Board of Directors authorized amendments to prior option grants issued to the named employee listed below as follows:

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

Director Compensation

In the fiscal year ended September 30, 2011, Directors received no additional cash or non-cash compensation for their service to the Company as directors.  All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tom Djokovich	$0	0	0	0	$0
Joseph Grimes	$0	0	0	0	$0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2011 no adjustments or additions to new or existing employment agreements were reviewed and deliberated by the five members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Tom Djokovich(2) President & Director	14,993,000	6.5%
Thomas Anderson Director	1,500,000	< 1%
Oz Fundingsland Director	500,000	< 1%
Mike Russak Director	600,000	< 1%
Joseph Grimes Chief Operating Officer	2,900,000	1.3%
Robert Wendt Chief Technical Officer	3,000,000	< 1.3%

All directors and executive officers as a group of (6 persons) account for ownership of 23,493,000 shares representing 10.13% of the issued and outstanding common stock. Each principal shareholder has sole investment power and sole voting power over the shares.

(1)	Applicable percentage ownership is based on 231,998,637 shares of common stock issued and outstanding as of December 29, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 29, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

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

The following directors are independent:  Thomas Anderson, Oz Fundingsland and Dr.Michael Russak.

The following directors are not independent:  Tom Djokovich and Joseph Grimes.

Item 14. Principal Accounting Fees and Services

Audit Fees 2011

For the fiscal year ended September 30, 2011 HJ Associates & Consultants, LLP had incurred $28,600 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2010, March 31, 2011, June 30, 2011 and for audit fees related to the Company’s annual report on Form 10-K. No other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2011.

Audit Fees 2010

For the fiscal year ended September 30, 2010 HJ Associates & Consultants, LLP had incurred $51,000 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2009, March 30, 2010, June 30, 2010, and for audit fees related to the Company’s annual report on Form 10-K. No other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Common Stock Purchase Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.4	Registration Rights Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.5	Form S-1 and S-1/A related to the filing of a registration statement by the Company (6)(7)
10.6	Form S-1/A related to the filing of a Post-Effective Amendment No. 1 registration statement by the Company.(8)
10.7	Form of Security Purchase Agreement used in connection with the sale of equity to an accredited investor totaling 1,250,000 shares of restricted common stock.(9)
10.8	Form of Security Purchase and Warrant Agreement used in connection with the sale of equity to accredited investors of 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock, and the same Warrant Agreement used in connection with the cashless exercise by a holder of 5,000,000 warrants.(9)
10.9	Form of Exchange Agreement and Exchange Note used in connection with the exchange, partial repayment, and extension to a promissory note that had become due September 1, 2011. (9)
10.10	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of two convertible promissory notes in the aggregate amount of $95,500. (9)
10.11	Form of Stock Option Agreement used in connection with the issuance of Options to Joseph Grimes, October 2010(10)
10.12	Form of Stock Option Agreement used in connection with the issuance of options to Robert Wendt, October 2010(10)
16.1	Auditor Letter(9)
31.1	Sarbanes-Oxley Certification(9)
31.2	Sarbanes-Oxley Certification(9)
32.1	Sarbanes-Oxley Certification(9)
32.2	Sarbanes-Oxley Certification(9)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2010.
(8)	Incorporated by reference to exhibits included with the Company’s Post-Effective Amendment No.1 Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(9)	Provided herewith.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2010.
27

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2011	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	December 29, 2011
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Joseph Grimes	December 29, 2011
Joseph Grimes, President, Chief Operating Officer and Director

/s/ Thomas Anderson	December 29, 2011
Thomas Anderson, Director

/s/ Oz Fundingsland	December 29, 2011
Oz Fundingsland, Director

/s/ Michael Russak	December 29, 2011
Michael Russak, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
XsunX, Inc. (A Development Stage Company)

Alisa Viejo, California

We have audited the accompanying balance sheets of XsunX, Inc. (a development stage company) as of September 30, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from February 25, 1997 (inception) to September 30, 2008 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. (a development stage company) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 29, 2011

XSUNX, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2011	September 30, 2010

ASSETS

CURRENT ASSETS
Cash	$66,576	$200,422
Other receivable	—	2,500
Prepaid expenses	9,204	14,061

Total Current Assets	75,780	216,983

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	28,942
Machinery & equipment	177,699	354,541
Total Property & Equipment	207,540	383,483
Less accumulated depreciation	(164,472)	(307,995)

Net Property & Equipment	43,068	75,488

OTHER ASSETS
Manufacturing equipment in progress	81,975	230,000
Security deposit	3,200	3,200

Total Other Assets	85,175	233,200

TOTAL ASSETS	$204,023	$525,671

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$167,420	$418,288
Accrued expenses	8,740	8,945
Credit card payable	1,099	10,728
Accrued interest on note payable	95,641	49,949
Note payable	456,921	456,921

Total Current Liabilities	729,821	944,831

TOTAL LIABILITIES	729,821	944,831

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
224,998,637 and 209,055,337 shares issued and outstanding, respectively	25,638,369	24,813,369
Additional paid in capital	5,238,213	5,238,213
Paid in capital, common stock warrants	3,635,079	3,449,063
Deficit accumulated during the development stage	(35,037,459)	(33,919,805)

TOTAL SHAREHOLDERS' DEFICIT	(525,798)	(419,160)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$204,023	$525,671

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			Feb ruary 25, 1997
	Years Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011

REVENUE	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	946,459	1,470,731	17,876,800
Research and development	282,492	292,999	3,163,954
Depreciation and amortization expense	38,472	86,948	687,826

TOTAL OPERATING EXPENSES	1,267,423	1,850,678	21,728,580

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(1,267,423)	(1,850,678)	(21,713,700)

OTHER INCOME/(EXPENSES)
Interest income	—	44	445,537
Gain/(Loss) on sale of asset	17,000	(577)	16,423
Impairment of assets	—	(253,671)	(7,285,120)
Write down of inventory asset	—	(60,000)	(1,177,000)
Gain on legal settlement	179,580	—	1,279,580
Loan fees	—	—	(7,001,990)
Forgiveness of debt	—	—	592,154
Other, non-operating	—	—	(5,215)
Penalties	(596)	—	(596)
Interest expense	(46,215)	(45,721)	(187,532)

TOTAL OTHER INCOME/(EXPENSES)	149,769	(359,925)	(13,323,759)

NET LOSS	$(1,117,654)	$(2,210,603)	$(35,037,459)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	218,617,564	204,441,056

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

From Inception February 25, 1997 to September 30, 2011

								Accumulated
					Additional	Stock Options/		during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Treasury Stock	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Shares	Stage	Total
Balance at September 30, 1997	—	$—	—	$—	$—	$—	$—	$—	$—

Issuance of stock for cash	—	—	15,880	217,700	—	—	—	—	217,700
Issuance of stock to Founders	—	—	14,110	—	—	—	—	—	—
Issuance of stock for consolidation	—	—	445,000	312,106	—	—	—	—	312,106
Net Loss for the year ended September 30, 1997	—	—		—	—	—	—	(193,973)	(193,973)
Balance at September 30, 1997	—	—	474,990	529,806	—	—	—	(193,973)	335,833

Issuance of stock for services	—	—	1,500	30,000	—	—	—	—	30,000
Issuance of stock for cash	—	—	50,200	204,000	—	—	—	—	204,000
Consolidation stock cancelled	—	—	(60,000)	(50,000)	—	—	—	—	(50,000)
Net Loss for the year ended September 30, 1998	—	—	—	—	—	—	—	(799,451)	(799,451)
Balance at September 30, 1998	—	—	466,690	713,806	—	—	—	(993,424)	(279,618)

Issuance of stock for cash	—	—	151,458	717,113	—	—	—	—	717,113
Issuance of stock for services	—	—	135,000	463,500	—	—	—	—	463,500
Net Loss for the year ended September 30, 1999	—	—	—	—	—	—	—	(1,482,017)	(1,482,017)
Balance at September 30, 1999	—	—	753,148	1,894,419	—	—	—	(2,475,441)	(581,022)

Issuance of stock for cash	—	—	15,000	27,000	—	—	—	—	27,000
Net Loss for the year ended September 30, 2000	—	—	—	—	—	—	—	(118,369)	(118,369)
Balance at September 30, 2000	—	—	768,148	1,921,419	—	—	—	(2,593,810)	(672,391)

Extinguishment of debt	—	—	—	337,887	—	—	—	—	337,887
Net Loss for the year ended September 30, 2001	—	—	—	—	—	—	—	(32,402)	(32,402)
Balance at September 30, 2001	—	—	768,148	2,259,306	—	—	—	(2,626,212)	(366,906)

Net Loss for the year ended September 30, 2002	—	—	—	—	—	—	—	(47,297)	(47,297)
Balance at September 30, 2002	—	—	768,148	2,259,306	—	—	—	(2,673,509)	(414,203)

Issuance of stock for assets	—	—	70,000,000	3	—	—	—	—	3
Issuance of stock for cash	—	—	9,000,000	225,450	—	—	—	—	225,450
Issuance of stock for debt	—	—	115,000	121,828	—	—	—	—	121,828
Issuance of stock for expenses	—	—	115,000	89,939	—	—	—	—	89,939
Issuance of stock for services	—	—	31,300,000	125,200	—	—	—	—	125,200
Net Loss for the year ended September 30, 2003	—	—	—	—	—	—	—	(145,868)	(145,868)
Balance at September 30, 2003	—	—	111,298,148	2,821,726	—	—	—	(2,819,377)	2,349

Issuance of stock for cash	—	—	2,737,954	282,670	—	—	—	—	282,670
Warrant expense	—	—	—	—	—	825,000	—	375,000	1,200,000
Net Loss for the year ended September 30, 2004	—	—	—	—	—	—	—	(1,509,068)	(1,509,068)
Balance at September 30, 2004	—	—	114,036,102	3,104,396	—	825,000	—	(3,953,445)	(24,049)

Issuance of stock for cash	—	—	6,747,037	531,395	—	—	—	—	531,395
Issuance of stock for services	—	—	3,093,500	360,945	—	—	—	—	360,945
Warrant expense	—	—	—	—	—	180,000	—	—	180,000
Beneficial conversion	—	—	—	—	400,000	—	—	—	400,000
Shares held as collateral for debentures	—	—	—	—	—	—	26,798,418	—	—
Net Loss for the year ended September 30, 2005	—	—	—	—	—	—	—	(1,980,838)	(1,980,838)
Balance at September 30, 2005	—	—	123,876,639	3,996,736	400,000	1,005,000	26,798,418	(5,934,283)	(532,547)

Issuance of stock for services	—	—	72,366	31,500	—	—	—	—	31,500
Warrant expense	—	—	—	—	—	996,250	—	—	996,250
Beneficial conversion	—	—	—	—	5,685,573	—	—	—	5,685,573
Debenture conversion	—	—	21,657,895	5,850,000	—	—	—	—	5,850,000
Issuance of stock for interest expense	—	—	712,956	241,383	—	—	—	—	241,383
Issuance of stock for warrant conversion	—	—	10,850,000	3,171,250	—	—	—	—	3,171,250
Net Loss for the year ended September 30, 2006	—	—	—	—	—	—	—	(9,112,988)	(9,112,988)
Balance at September 30, 2006 (restated)	—	—	157,169,856	13,290,869	6,085,573	2,001,250	26,798,418	(15,047,271)	6,330,421

Cancellation of stock for services returned	—	—	(150,000)	—	—	—	—	—	—
Release of security collateral	—	—	—	—	—	—	(26,798,418)	—	(26,798,418)
Issuance of stock for warrants	—	—	900,000	135,000	—	—	—	—	135,000
Stock option and warrant expense	—	—	—	—	—	772,315	—	—	772,315
Net Loss for the year ended September 30, 2007	—	—	—	—	—	—	—	(1,968,846)	(1,968,846)
Balance at September 30, 2007 (restated)	—	—	157,919,856	13,425,869	6,085,573	2,773,565	—	(17,016,117)	(21,529,528)

Fusion Equity common stock purchase	—	—	15,347,581	5,200,000	(55,300)	—	—	—	5,144,700
Commitment fees	—	—	3,500,000	1,190,000	(1,190,000)	—	—	—	—
Cumorah common stock purchase	—	—	8,650,000	2,500,000	—	—	—	—	2,500,000
Wharton settlement	—	—	875,000	297,500	(397,500)	—	—	—	(100,000)
MVS warrant cancellation	—	—	—	—	805,440	(805,440)	—	—	—
Stock options and warrant expense	—	—	—	—	—	673,287	—	—	673,287
Net Loss for the year ended September 30, 2008	—	—	—	—	—	—	—	(4,058,952)	(4,058,952)
Balance at September 30, 2008	—	—	186,292,437	22,613,369	5,248,213	2,641,412	—	(21,075,069)	(17,370,493)

Issuance of common shares in October 2008 for cash
(2,000,000 common shares issued at $0.20 per share )	—	—	2,000,000	400,000	—	—	—	—	400,000

Issuance of common shares in November 2008 for cash
(1,000,000 common shares issued at $0.20 per share )	—	—	1,000,000	200,000	—	—	—	—	200,000

Issuance of common shares in November 2008 for services
(50,000 common shares issued at a fair value of $0.22 per share )	—	—	50,000	11,000	—	—	—	—	11,000

Issuance of common shares in August 2009 for cash
(1,129,483 common shares issued at $0.062 per share )	—	—	1,129,483	70,000	—	—	—	—	70,000

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

From Inception February 25, 1997 to September 30, 2011

								Deficit
								Accumulated
					Additional	Stock Options/		during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Treasury Stock	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Shares	Stage	Total

Issuance of common shares in August 2009 for services
(900,000 common shares issued at a fair value of $0.12 per share )	—	—	900,000	108,000	—	—	—	—	108,000

Issuance of common shares in August 2009 for services
(76,976 common shares issued at a fair value of $0.1364 per share )	—	—	76,976	10,500	—	—	—	—	10,500

Issuance of common shares in September 2009 for services
(35,714 common shares issued at a fair value of $0.14 per share )	—	—	35,714	5,000	—	—	—	—	5,000

Issuance of common shares in September 2009 for cash
(5,000,000 common shares issued at $0.07 per share )	—	—	5,000,000	350,000	—	—	—	—	350,000

Stock compensation expense	—	—	—	—	—	534,518	—	—	534,518

Net Loss for the year ended September 30, 2009								(10,634,133)	(10,634,133)
Balance at September 30, 2009	—	—	6,012,690	473,500	—	534,518	—	(31,709,202)	482,810

Issuance of common shares in October 2009 for cash
(2,556,818 common shares issued at $0.088 per share )	—	—	2,556,818	225,000	—	—	—	—	225,000

Issuance of common shares in November 2009 for services
(53,789 common shares issued at a fair value of $0.1859 per share)	—	—	53,789	10,000	—	—		—	10,000

Issuance of common shares in December 2009 for subscription receivable
(1,000,000 common shares issued at $0.088 per share)	—	—	1,000,000	88,000	—	—		—	88,000

Issuance of common shares in March 2010 for cash
(2,000,000 common shares issued at $0.075 per share )	—	—	2,000,000	150,000	—	—	—	—	150,000

Issuance of common shares in March 2010 for services
(139,424 common shares issued at $0.16137 per share )	—	—	139,424	22,500	—	—	—	—	22,500

Issuance of common shares in March 2010 for cash
(6,250,000 common shares issued at $0.10 per share )	—	—	6,250,000	500,000	—	—	—	—	500,000

Issuance of common shares in September 2010 for cash
(279,661 common shares issued at $0.09167 per share )	—	—	279,661	25,000	—	—	—	—	25,000

Issuance of common shares in September 2010 for cash
(291,035 common shares issued at $0.088 per share )	—	—	291,035	25,000	—	—	—	—	25,000

Stock compensation expense	—	—	—	—	—	273,133	—	—	273,133

Stock issuance costs	—	—	—	—	(10,000)	—	—	—	(10,000)

Net Loss for the year ended September 30, 2010	—	—	—	—	—	—		(2,210,603)	(2,210,603)
Balance at September 30, 2010	—	—	209,055,337	24,813,369	5,238,213	3,449,063	—	(33,919,805)	(419,160)

Issuance of common shares for cash	—	—	13,263,096	825,000	—	—	—	—	825,000

Issuance of common shares for a cashless exercise of warrants	—	—	2,680,204	—	—	—	—	—	—

Stock compensation costs	—	—	—	—	—	186,016		—	186,016

Net loss for the year ended September 30, 2011	—	—	—	—	—	—	—	(1,117,654)	(1,117,654)

Balance at September 30, 2011	—	$—	224,998,637	$25,638,369	$5,238,213	$3,635,079	$—	$(35,037,459)	$(525,798)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			February 25,1997
	For the Years Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,117,654)	$(2,210,603)	$(35,037,459)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	38,472	86,948	687,826
Common stock issued for services and interest	—	32,500	1,996,634
Stock option and warrant expense	186,016	273,133	3,909,269
Beneficial conversion and commitment fees	—	—	5,685,573
Asset impairment	—	253,671	7,285,120
Write down of inventory asset	—	60,000	1,177,000
Gain on settlement of debt	(179,580)	—	(466,961)
(Gain)/Loss on sale of asset	(17,000)	577	(16,423)
Settlement of lease	—	—	59,784
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	4,857	104,271	(9,204)
Inventory held for sale	—	—	(1,417,000)
Other receivable	2,500	(2,500)	—
Other assets	—	2,615	(3,200)
Increase (Decrease) in:
Accounts payable	(80,916)	28,995	2,370,101
Accrued expenses	45,487	22,998	115,110

NET CASH USED IN OPERATING ACTIVITIES	(1,117,818)	(1,347,395)	(13,663,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/Refund of manufacturing equipment and facilities in process	148,025	(230,000)	(5,906,604)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	17,000	244,100	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	(6,053)	—	(597,972)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	158,972	14,100	(8,023,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from debentures	—	—	5,850,000
Proceeds for issuance of common stock, net	825,000	1,003,000	12,598,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	825,000	1,003,000	21,754,278

NET INCREASE (DECREASE) IN CASH	(133,846)	(330,295)	66,576

CASH, BEGINNING OF PERIOD	200,422	530,717	—

CASH, END OF PERIOD	$66,576	$200,422	$66,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$440	$28	$120,131
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the year ended September 30, 2011, the Company issued 2,680,204 shares of common stock in a cashless exercise of stock purchase warrants

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

  ORGANIZATION AND LINE OF BUSINESS

Organization

XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business

In the year ended September 30, 2010, XsunX modified its previous plans to directly establish product manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believed provides an opportunity for XsunX to establish a competitive advantage within the industry. We have been developing and we have begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending system and processing technology, which we call CIGSolar™, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar™ process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2011. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended September 30, 2011, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2011, and 2010, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Leasehold improvements	Length of the lease
Computer software and equipment	3 Years
Furniture & fixtures	5 Years
Machinery & equipment	5 Years

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2011, and 2010, were $38,472 and $86,948, respectively.

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended September 30, 2011 and 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Advertising

Advertising costs are expensed as incurred. Total advertising costs were $6,622, and $8,515 for the years ended September 30, 2011 and 2010, respectively.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $282,492 and $292,999 for the years ended September 30, 2011, and 2010, respectively.

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

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

  CAPITAL STOCK

At September 30, 2011, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

  CAPITAL STOCK (continued)

During the year ended September 30, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, and a Post-Effective Amendment No. 1 registration declared effective by the Securities and Exchange Commission on April 4, 2011 the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 7,013,096 shares for a total investment of $575,000. These shares were sold at various pricing between $0.08 and $0.0888 per share, and included 159,720 of the remaining pool of 1,236,112 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

During the year ended September 30, 2011, the Company also issued 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share for cash of $200,000; 1,250,000 shares of restricted common stock at a price of $0.04 per share for cash of $50,000; a holder of warrants exercised all available 5,000,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 2,680,204 shares of the Company’s restricted common stock. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

During the year ended September 30, 2010, the Company issued 2,556,818 shares of common stock at a price of $0.088 per share for cash of $225,000; issued 193,213 shares of common stock at fair values between $0.16137 and $0.1859 per share for services; issued 1,000,000 shares of common stock at a price of $0.088 for a subscription payable; issued 2,000,000 shares of common stock at a price of $0.08 per share for cash of $150,000; Also, through an equity offering the Company received $550,000 in cash, and issued 6,820,696 shares of common stock, which included 1,263,888 commitment shares. The shares were issued at prices between $0.088 and $0.10 per share.

  STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the year ended September 30, 2011, the Company granted 11,000,000 incentive stock options to employees that will vest upon completion of various milestones. 1,000,000 of the shares were part of the Company’s 2007 Stock Option Plan. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.10 and $0.53 per share and expire at various times through October 2015.

Risk free interest rate	1.67% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2011		9/30/2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	10,180,000	$0.27	10,180,000	$0.27
Granted	11,000,000	$0.10	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding, end of year	21,180,000	$0.18	10,180,000	$0.27
Exercisable at the end of year	8,544,159	$0.27	6,858,328	$0.29
Weighted average fair value of
options granted during the year		$0.10		$—

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

  STOCK OPTIONS AND WARRANTS (continued)

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2011 was as follows:

			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	950,000	0.32 years
$0.53	100,000	100,000	0.40 years
$0.45	100,000	100,000	0.56 years
$0.41	100,000	100,000	0.91 years
$0.36	2,500,000	1,500,000	1.07 years
$0.36	500,000	500,000	1.12 years
$0.36	500,000	500,000	1.16 years
$0.36	115,000	115,000	2.03 years
$0.16	5,115,000	4,679,159	2.50 years
$0.10	11,000,000	—	4.05 years
	21,180,000	8,544,159

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2011 and 2010 was $186,016 and $273,133, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	9/30/2011		9/30/2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,195,332	$0.61	4,195,332	$0.61
Granted	10,000,000	$0.04	—	$—
Exercised	(5,000,000)	$(0.04)	—	$—
Expired	(612,000)	$(0.73)	—	$—
Outstanding, end of year	8,583,332	$0.32	4,195,332	$0.61
Exercisable at the end of year	8,583,332	$0.32	4,047,332	$0.64
Weighted average fair value of
warrants granted during the year		$0.04		$—

At September 30, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.20	250,000	250,000	0.25 years
$0.50	1,666,666	1,666,666	1.09 years
$0.75	1,666,666	1,666,666	1.09 years
$0.04	2,500,000	2,500,000	4.30 years
$0.04	2,500,000	2,500,000	4.46 years
	8,583,332	8,583,332

  INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Included in the balance at September 30, 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

  INCOME TAXES (continued)

there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2011, the Company did not recognize interest and penalties.

  DEFERRED TAX BENEFIT

At September 30, 2011, the Company had net operating loss carry-forwards of approximately $19,390,000 that may be offset against future taxable income from the year 2011 through 2030. No tax benefit has been reported in the September 30, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2011 and 2010 due to the following:

	9/30/2011	9/30/2010
Book Income	$(447,062)	$(884,241)
State Income Taxes	—	—
Nondeductible Stock Compensation	74,406	109,253
Nondeductible Penalties	238	—
Asset Impairment	—	125,468
Meals & Entertainment	530	682
Depreciation	11,339	24,225
Loss on disposal of assets	(6,494)	13,931
NOL Carryover	—	—
Valuation Allowance	367,043	610,682
Income Tax Expense	$—	$—

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

Net deferred tax assets consist of the following components as of September 30, 2011 and 2010:

	9/30/2011	9/30/2010
Deferred Tax Assets:
NOL Carryforward	$7,755,958	$7,269,868
Depreciation	—	—
Contribution Carryforward	40	40
Section 179 Expense Carry-forward	73,406	90,686
R&D Carryforward	37,407	19,045

Deferred Tax Liabilities:	—	—
Depreciation	(15,280)	(10,058)

Valuation Allowance	(7,851,531)	(7,369,581)
Net Deferred Tax Asset	$—	$—

  PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted accounts payable to a promissory note in the amount of $456,921. The note accrues interest at 10% per annum. The note, including all principal and interest were due September 1, 2011. The interest expense for the years ended September 30, 2011 and 2010 was $45,692 and $45,721. Merix Corporation (the original holder) of the note sold, assigned and conveyed all of its right, title and interest in the note to a third party during the 2011 calendar year. At the time the promissory note matured the Company was engaged in negotiations to re-pay and/or alter the terms of the note with the new holder.

  SALE AND DISPOSITION OF ASSETS

On April 21, 2011 the Company received payment in the amount of $17,000 for an offer it accepted on April 14, 2011 for the sale of equipment no longer in use by the Company. The book value of the asset was zero and the Company recognized a gain of $17,000.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011 and 2010

  COMMITMENTS AND CONTINGENCIES

In February 2010, the Company elected to negotiate a settlement related to a dispute over a re-stocking fee on certain equipment with a vendor, Airgas Corp., agreeing to pay $114,641 in 12 equal monthly payments of $9,553, which commenced on March 1, 2010. As of September 30, 2011, the debt was paid in full.

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

The Company continues to lease a corporate office facility located in Aliso Viejo. The lease is month to month at a monthly rate of $1,000 per month.

  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

As part of the Company’s operating plans, and efforts to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system, the Company’s CEO, COO, and CTO agreed effective October 2011 to salary reductions under which each executive would receive an annualized salary of $120,000.

On October 24, 2011, in exchange for a promissory note (the “Note”) of $456,921 plus accrued interest of $98,645 that had become due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under the Note, and exchanged the Note for and issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $350,000. The note bears interest at 10% per annum and matures on September 30, 2012.

On October 27, 2011, and again on December 7, 2011 XsunX, Inc. (the "Company") consummated a Securities Purchase Agreement (the "Purchase Agreements") providing for the sale by the Company of 8% unsecured Convertible Notes in the aggregate principal amount of $53,000 and $42,500 respectively (the “Note”) which amounts were advanced immediately at the time of each sale. The October 27, 2011 Note matures on July 31, 2012, and the December 7, 2011 Note matures on September 12, 2012. The Company has the right to redeem a portion or all amounts outstanding under the either Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price of sixty percent of the average lowest five closing bid prices for the common stock, during the ten trading day period ending on the latest complete trading day prior to the conversion date. The holder has certain rights of first refusal related to financings of less than seventy five thousand dollars by the Company, and in the event of certain default conditions the Company may be subject a default premium of fifty percent.

