Form 10-K/A
period 2011-09-30
XSUNX INC
filed 2011-12-30
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on December 29, 2011 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K which was originally filed with our Form 10-K but unfortunately was deleted during the filing process due to the name of the company being spelled as Xsunx, Inc. and not XSUNX INC.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not contain any other changes.

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