Form 10-Q
period 2011-12-31
XSUNX INC
filed 2012-02-13
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2011

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

The number of shares of common stock issued and outstanding as of February 13, 2012 was 231,998,637.

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets December 31, 2011 (unaudited) and September 30, 2011 (audited)	3

Statements of Operations for the Three Months ended December 31, 2011 and 2010 (unaudited) and the period February 25, 1997 (inception) to December 31, 2011 (unaudited)	4

Statements of Stockholders Equity for the Three Months ended December 31, 2011 (unaudited)	5

Statements of Cash Flows for the Three Months ended December 31, 2011 and 2010 (unaudited) and the period February 27, 1997 (inception) to December 31, 2011 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A.Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,467	$66,576
Prepaid expenses	24,091	9,204

Total Current Assets	49,558	75,780

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	29,841
Machinery & equipment	177,699	177,699
	207,540	207,540
Less accumulated depreciation	(173,559)	(164,472)

Net Property & Equipment	33,981	43,068

OTHER ASSETS
Manufacturing equipment in progress	81,975	81,975
Security deposit	3,200	3,200

Total Other Assets	85,175	85,175

TOTAL ASSETS	$168,714	$204,023

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$194,788	$167,420
Accrued expenses	11,133	8,740
Credit card payable	1,465	1,099
Accrued interest on notes payable	6,845	95,641
Derivative liability	57,865	—
Convertible promissory notes, net of $79,466 in discounts	16,034	—
Unsecured promissory note	350,000	—
Note payable	—	456,921

Total Current Liabilities	638,130	729,821

TOTAL LIABILITIES	638,130	729,821

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
231,998,637 and 209,055,337 shares issued and outstanding, respectively	26,058,369	25,638,369
Additional paid in capital	5,238,213	5,238,213
Paid in capital, common stock warrants	3,719,914	3,635,079
Deficit accumulated during the development stage	(35,485,912)	(35,037,459)

TOTAL SHAREHOLDERS' DEFICIT	(469,416)	(525,798)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$168,714	$204,023

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
			February 25, 1997
	Three Months Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011

REVENUE	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	204,262	245,433	18,081,061
Research and development	32,278	120,161	3,196,232
Depreciation and amortization expense	9,087	10,619	696,913

TOTAL OPERATING EXPENSES	245,627	376,213	21,974,206

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(245,627)	(376,213)	(21,959,326)

OTHER INCOME/(EXPENSES)
Interest income	—	—	445,537
Gain/(Loss) on sale of asset	—	—	16,423
Impairment of assets	—	—	(7,285,120)
Write down of inventory asset	—	—	(1,177,000)
Gain on legal settlement	—	—	1,279,580
Loan fees	—	—	(7,001,990)
Forgiveness of debt	—	—	592,154
Loss on conversion of debt	(214,435)	—	(214,435)
Amortization of debt discount	(16,034)	—	(16,034)
Gain/(Loss) on change in derivative	37,634	—	37,634
Other, non-operating	—	—	(5,215)
Penalties	(22)	—	(618)
Interest expense	(9,969)	(11,460)	(197,501)

TOTAL OTHER INCOME/(EXPENSES)	(202,826)	(11,460)	(13,526,585)

NET LOSS	$(448,453)	$(387,673)	$(35,485,911)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	230,172,550	210,201,552

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

					Additional	Stock Options/	Deficit Accumulate during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at September 30, 2011	—	$—	224,998,637	$25,638,369	$5,238,213	$3,635,079	$(35,037,459)	$(525,798)

Shares issued for conversion of debt at fair value (unaudited)	—	—	7,000,000	420,000	—	—	—	420,000

Stock compensation expense (unaudited)	—	—	—	—	—	84,835	—	84,835

Net loss for the period ended December 31, 2011 (unaudited)	—	—	—	—	—	—	(448,453)	(448,453)

Balance at December 31, 2011 (Unaudited)	—	$—	231,998,637	$26,058,369	$5,238,213	$3,719,914	$(35,485,912)	$(469,416)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			February 25,1997
	For the Three Months Ended		through
	December 31, 2011	December 31, 2010	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(448,453)	$(387,673)	$(35,485,911)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	9,087	10,619	696,913
Common stock issued for services and interest	—	—	1,996,634
Stock option and warrant expense	84,835	48,229	3,994,104
Beneficial conversion and commitment fees	—	—	5,685,573
Asset impairment	—	—	7,285,120
Write down of inventory asset	—	—	1,177,000
Gain on settlement of debt	—	—	(466,961)
(Gain)/Loss on sale of asset	—	—	(16,423)
Settlement of lease	—	—	59,784
Loss on conversion of debt	214,435	—	214,435
Change in derivative liability	(37,634)	—	(37,634)
Amortization of discount on convertible promissory notes	16,034	—	16,034
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(14,887)	6,095	(24,091)
Inventory held for sale	—	—	(1,417,000)
Other receivable	—	—	—
Other assets	—	—	(3,200)
Increase (Decrease) in:
Accounts payable	27,732	(23,779)	2,397,832
Accrued expenses	12,242	19,425	127,352

NET CASH USED IN OPERATING ACTIVITIES	(136,609)	(327,084)	(13,800,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	—	—	(5,906,604)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	—	—	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	—	(899)	(597,972)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	—	(899)	(8,023,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from debentures	95,500	—	5,945,500
Proceeds for issuance of common stock, net	—	175,000	12,598,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,500	175,000	21,849,778

NET INCREASE (DECREASE) IN CASH	(41,109)	(152,983)	25,467

CASH, BEGINNING OF PERIOD	66,576	200,422	—

CASH, END OF PERIOD	$25,467	$47,439	$25,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$120	$37	$120,131
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the three months ended December 31, 2011, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2011

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2011.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2011. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the three months ended December 31, 2011, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2011, and September 30, 2011, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2011

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended December 31, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011:

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2011

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative Liability	$57,865	$—	$—	$57,865
Convertible Debenture, net of discount	16,034	—	—	16,034
Total liabilities measured at fair value	$73,899	$—	$—	$73,899

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three month period ended December 31, 2011, and the following pronouncements were adopted:

The Company adopted ASC TOPIC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

At December 31, 2011, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the three months ended December 31, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under a note originally issued by the Company in August 2009. As of the date of the transaction the fair value of the shares issued for the debt reduction was $420,000 resulting in a loss on conversion of $214,435. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

During the three months ended December 31, 2010, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 1,963,940 shares for a total investment of $175,000. These shares were sold at various pricing between $0.08 and $0.09 per share. An additional 48,609 of a remaining pool of 1,250,000 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

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

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

For the period ended
12/31/2011
Risk free interest rate	1.14% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	12/31/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	21,180,000	$0.18
Granted	—	—
Exercised	—	—
Expired	(230,000)	0.18
Outstanding, end of the period	20,950,000	$0.18
Exercisable at the end of the period	8,850,000	$0.24
Weighted average fair value of
options granted during the period		$0.46

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.46	1,150,000	1,050,000	0.06 years
$0.53	100,000	100,000	0.15 years
$0.45	100,000	100,000	0.31 years
$0.41	100,000	100,000	0.66 years
$0.36	2,500,000	1,500,000	0.82 years
$0.36	500,000	500,000	0.87 years
$0.36	500,000	500,000	0.91 years
$0.16	5,000,000	5,000,000	2.25 years
$0.10	1,000,000	—	3.80 years
$0.10	10,000,000	—	3.80 years
	20,950,000	8,850,000

The 11,000,000 options issued are not part of the Company’s 2007 Option Plan.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended December 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the three months ended December 31, 2011 and 2010 was $84,835 and $48,229, respectively.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrants activity and related information follows:

For the period ended
12/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,195,332	$0.61
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding, end of the period	4,195,332	$0.61
Exercisable at the end of period	4,047,332	$0.64
Weighted average fair value of
warrants granted during the period		$—

At December 31, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.69	112,000	112,000	0.26 years
$0.51	500,000	352,000	0.55 years
$0.20	250,000	250,000	1.00 years
$0.50	1,666,666	1,666,666	1.84 years
$0.75	1,666,666	1,666,666	1.84 years
	4,195,332	4,047,332

5.     PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an account payable to a promissory note (the “Note”) in the amount of $456,920. On November 3, 2011, in exchange for the Note of $456,920 plus accrued interest of $98,645 that had become due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock with a fair value of $420,000 as payment for the reduction of $205,565 of principal balance and accrued interest under the Note, and incurred a loss on the conversion of the debt in the amount of $214,435. Also, as part of the payment of the note, the Company issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $350,000. The note bears interest at 10% per annum and matures on September 30, 2012.

6.     CONVERTIBLE PROMISSORY NOTES

On October 27, 2011, and December 7, 2011 the Company entered into two Securities Purchase Agreements (the "Purchase Agreements") providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the aggregate principal amounts of $53,000 and $42,500, respectively. The October 27, 2011 Note in the amount of $53,000 matures on July 31, 2012, and the December 7, 2011 Note in the amount of $42,500 matures on September 12, 2012. The Company has the right to redeem a portion or all amounts outstanding under the either Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2011

6.     CONVERTIBLE PROMISSORY NOTES (Continued)

price of the average lowest five (5) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $63,670 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $95,500 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $16,034 in interest expense for the period ended December 31, 2011, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.02
Conversion price for the debt	$0.0144
Dividend yield	0.00%
Months to Maturity	9
Risk free rate	0.12%
Expected volatility	85.15%

The value of the derivative liability at December 31, 2011 was $57,865.

7.     SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

On January 17, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of 8% unsecured Convertible Notes in the aggregate principal amount of $32,500 (the “Note”) which amount was advanced immediately at the time of sale. The Note matures on October 19, 2012. The Company has the right to redeem a portion or all amounts outstanding under the either Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price of sixty percent of the average lowest five closing bid prices for the common stock, during the ten trading day period ending on the latest complete trading day prior to the conversion date. The holder has certain rights of first refusal related to financings of less than seventy five thousand dollars by the Company, and in the event of certain default conditions the Company may be subject a default premium of fifty percent.

On January 11, 2012, the Company granted 500,000 stock options to each of the three non-affiliated members of the Board of Directors for a total of 1,500,000 options for continued services to the Company. Each option provides for a purchase price of $0.045 per share (112% of the market price on the date of grant) and can be exercised over a five year period.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE SAME PERIOD IN 2010

Revenue:

The Company generated no revenues for the periods ended December 31, 2011 and 2010 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three month period ending December 31, 2011 were $204,262 as compared to $245,433 during the same period in 2010. The decrease of $(41,171) was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations for the development of a new CIGSolar™ thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three month period ended December 31, 2011 were $32,278 as compared to $120,161 during the same period in 2010. The decrease of $(87,883) was primarily due to a reduction in research related efforts used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™. During the period we continued to focus efforts to build a full sized multi-chamber CIGSolar™ processing system for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will again increase as we complete this process.

Net Loss:

The net loss for the three months ended December 31, 2011 was $(448,453) as compared to a net loss of $(387,673) for the same period 2010. The increase in net loss of $(60,780) primarily includes the reduction to operating expenses of $129,054 and an increase to the Company’s non-cash expenses during the period, which consisted of a loss on conversion of debt for $(214,435), amortization of debt discount of $(16,034), the gain on change in derivative of $37,634, and the net change of depreciation for $1,532. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had a working capital deficit of $(588,572) as compared to $(654,041) at September 30,

2011. This decrease in working capital deficit of $(65,469) was due primarily to a decrease in equity financing.

During the three months ended December 31, 2011, the Company used $(133,421) of cash for operating activities, as compared to cash used of $(327,084) for the same period 2010. The decrease in cash used of $(193,663) for operating activities was primarily due to an increase in prepaid expenses, accounts payable, and to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations for the development of a new CIGSolar™ thin film solar manufacturing technology.

Cash provided by investing activities for the three months ended December 31, 2011 was $0, as compared to cash used of $(899) for the same period 2010. The net decrease of cash used in investing activities was primarily due to a decrease in the purchase of small fixed assets

Cash provided by financing activities for the three months ended December 31, 2011 was $95,500, as compared to $175,000 for the same period 2010. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through December 31, 2011. Our independent registered public accounting firm has issued their report dated December 29, 2011, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2011, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $95,500.

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

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through December 31, 2011, approximately 12,410,184 shares for a total investment of $1,125,000 including the initial $500,000 and 5,000,000 shares. These shares were sold at various pricing between $0.08 and $0.10 per share. Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 173,608 commitment shares issued pro rata as LPC has purchased additional shares, as of December 31, 2011 13,666,208 registered shares remain available for future sales pursuant to the effective S-1 Registration Statement. The registration statement is currently not available for use for sales to Lincoln Park.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended December 31, 2011, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary conduct of our business, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on December 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2011, in exchange for promissory note (the “Note”) of $456,920 plus accrued interest of $98,645 that had become due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under the Note, and exchanged the Note for and issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $350,000.

On October 27, 2011, and again on December 7, 2011 the Company entered into Securities Purchase Agreements (the "Purchase Agreements") providing for the sale by the Company of 8% unsecured Convertible Notes in the aggregate principal amount of $53,000 and $42,500 respectively (the “Note”) which amounts were advanced immediately at the time of each sale. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price of sixty percent of the average lowest five closing bid prices for the common stock, during the ten trading day period ending on the latest complete trading day prior to the conversion date.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other information

On January 17, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of 8% unsecured Convertible Notes in the aggregate principal amount of $32,500 (the “Note”) which amount was advanced immediately at the time of sale. The Note matures on October 19, 2012. The Company has the right to redeem a portion or all amounts outstanding under the either Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price of sixty percent of the average lowest five closing bid prices for the common stock, during the ten trading day period ending on the latest complete trading day prior to the conversion date. The holder has certain rights of first refusal related to financings of less than seventy five thousand dollars by the Company, and in the event of certain default conditions the Company may be subject a default premium of fifty percent.

As part of the Company’s operating plans, and efforts to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system, the Company’s CEO, COO, and CTO agreed effective October 2011 to salary reductions under which each executive would receive an annualized salary of $120,000.

On January 11, 2012, the Company granted 500,000 stock options to each of the three non-affiliated members of the Board of Directors for a total of 1,500,000 options for continued services to the Company. Each option provides for a purchase price of $0.045 per share (112% of the market price on the date of grant) and can be exercised over a five year period.

Item 6. Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Common Stock Purchase Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.4	Registration Rights Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.5	Form S-1 and S-1/A related to the filing of a registration statement by the Company (6)(7)
10.6	Form S-1/A related to the filing of a Post-Effective Amendment No. 1 registration statement by the Company. (8)
10.9	Form of Exchange Agreement and Exchange Note used in connection with the exchange, partial repayment, and extension to a promissory note that had become due September 1, 2011. (9)
10.10	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of two convertible promissory notes in the aggregate amount of $95,500. (9)
10.11	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of a convertible promissory note in the aggregate amount of $32,500. (9)
10.12	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three unaffiliated members of the Board of Directors on January 11, 2012. (10)
31.1	Sarbanes-Oxley Certification (10)
32.1	Sarbanes-Oxley Certification (10)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2010.
(8)	Incorporated by reference to exhibits included with the Company’s Post-Effective Amendment No.1 Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(10)	Provided herewith Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 13, 2012	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

