Form 10-Q
period 2012-03-31
XSUNX INC
filed 2012-05-18
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2012

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

The number of shares of common stock issued and outstanding as of May 18, 2012 was 245,435,175.

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets March 31, 2012 (unaudited) and September 30, 2011 (audited)	3

Statements of Operations for the Three Months and Six Months ended March 31, 2012 and 2011 (unaudited) and the period February 25, 1997 (inception) to March 31, 2012 (unaudited)	4

Statements of Stockholders Equity for the Six Months ended March 31, 2012 (unaudited)	5

Statements of Cash Flows for the Six Months ended March 31, 2012 and 2011 (unaudited) and the period February 27, 1997 (inception) to March 31, 2012 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Qualitative and Quantitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A.Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	21

Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$78,419	$66,576
Prepaid expenses	18,792	9,204

Total Current Assets	97,211	75,780

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	29,841
Machinery & equipment	177,699	177,699
	207,540	207,540
Less accumulated depreciation	(182,297)	(164,472)

Net Property & Equipment	25,243	43,068

OTHER ASSETS
Manufacturing equipment in progress	103,805	81,975
Security deposit	3,200	3,200

Total Other Assets	107,005	85,175

TOTAL ASSETS	$229,459	$204,023

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$192,706	$167,420
Accrued expenses	53	8,740
Credit card payable	9,977	1,099
Accrued interest on notes payable	18,966	95,641
Derivative liability	158,901	—
Convertible promissory notes, net of $107,312 in discounts	58,188	—
Unsecured promissory note	350,000	—
Note payable	—	456,921

Total Current Liabilities	788,791	729,821

TOTAL LIABILITIES	788,791	729,821

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
241,697,575 and 224,998,637 shares issued and outstanding, respectively	26,131,369	25,638,369
Additional paid in capital	5,318,983	5,238,213
Paid in capital, common stock warrants	3,764,913	3,635,079
Deficit accumulated during the development stage	(35,774,597)	(35,037,459)

TOTAL SHAREHOLDERS' DEFICIT	(559,332)	(525,798)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$229,459	$204,023

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					February 25, 1997
	Three Months Ended		Six Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$—	$—	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	167,666	239,951	371,927	485,384	18,248,727
Research and development	27,692	54,445	59,970	174,606	3,223,924
Depreciation and amortization expense	8,737	8,819	17,825	19,438	705,651

TOTAL OPERATING EXPENSES	204,095	303,215	449,722	679,428	22,178,302

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(204,095)	(303,215)	(449,722)	(679,428)	(22,163,422)

OTHER INCOME/(EXPENSES)
Interest income	—	—	—	—	445,537
Gain/(Loss) on sale of asset	—	—	—	—	16,423
Impairment of assets	—	—	—	—	(7,285,120)
Write down of inventory asset	—	—	—	—	(1,177,000)
Gain on legal settlement	—	179,580	—	179,580	1,279,580
Loan fees	—	—	—	—	(7,001,990)
Forgiveness of debt		—	—	—	592,154
Gain/(Loss) on conversion of debt	1,500		(212,935)	—	(212,935)
Amortization of debt discount	(42,154)	—	(58,188)	—	(58,188)
Gain/(Loss) on change in derivative	(31,035)	—	6,599	—	6,599
Other, non-operating	—	—	—	—	(5,215)
Penalties	—		(22)	—	(618)
Interest expense	(12,901)	(11,554)	(22,870)	(23,014)	(210,402)

TOTAL OTHER INCOME/(EXPENSES)	(84,590)	168,026	(287,416)	156,566	(13,611,175)

NET LOSS	$(288,685)	$(135,189)	$(737,138)	$(522,862)	$(35,774,597)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	235,446,943	214,047,219	234,528,910	212,535,677

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at September 30, 2011	—	$—	224,998,637	$25,638,369	$5,238,213	$3,635,079	$(35,037,459)	$(525,798)

Issuance of common stock for cash (prices between $0.015 and $0.0165 per share) (unaudited)	—	—	3,181,819	50,000	—	—	—	50,000

Shares issued for conversion of debt at fair value (unaudited)	—	—	7,000,000	420,000	—	—	—	420,000

Issuance of common stock for services at fair value (unaudited)	—	—	656,328	23,000	—	—	—	23,000

Issuance of common stock through a cashless exercise (unaudited)	—	—	5,860,791	—	—	—	—	—

Stock compensation expense (unaudited)	—	—	—	—	—	129,834	—	129,834

Contributed capital (unaudited)	—	—	—	—	25,385	—	—	25,385

Contributed services (unaudited)	—	—	—	—	55,385	—	—	55,385

Net loss for the period ended March 31, 2012 (unaudited)	—	—	—	—	—	—	(737,138)	(737,138)

Balance at March 31, 2012 (unaudited)	—	$—	241,697,575	$26,131,369	$5,318,983	$3,764,913	$(35,774,597)	$(559,332)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			February 25,1997
	Six Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(737,138)	$(522,862)	$(35,774,597)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	17,825	19,438	705,651
Common stock issued for services and interest	16,000	—	2,012,634
Stock option and warrant expense	129,834	96,458	4,039,103
Beneficial conversion and commitment fees	—	—	5,685,573
Asset impairment	—	—	7,285,120
Write down of inventory asset	—	—	1,177,000
Gain on settlement of debt	—	(179,580)	(466,961)
(Gain)/Loss on sale of asset	—	—	(16,423)
Contributed capital and services	80,770	—	80,770
Settlement of lease	—	—	59,784
Loss on conversion of debt	212,935	—	212,935
Change in derivative liability	(6,599)	—	(6,599)
Amortization of discount on convertible promissory notes	58,188	—	58,188
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(9,588)	4,318	(18,792)
Inventory held for sale	—	—	(1,417,000)
Other receivable	—	2,500	—
Other assets	—	—	(3,200)
Increase (Decrease) in:
Accounts payable	42,664	(72,283)	2,412,765
Accrued expenses	13,282	21,973	128,392

NET CASH USED IN OPERATING ACTIVITIES	(181,827)	(630,038)	(13,845,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(21,830)	—	(5,928,434)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	—	—	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	—	(899)	(597,972)

NET CASH USED BY INVESTING ACTIVITIES	(21,830)	(899)	(8,045,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from debentures	165,500	—	6,015,500
Proceeds for issuance of common stock, net	50,000	575,000	12,648,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	215,500	575,000	21,969,778

NET INCREASE (DECREASE) IN CASH	11,843	(55,937)	78,419

CASH, BEGINNING OF PERIOD	66,576	200,422	—

CASH, END OF PERIOD	$78,419	$144,485	$78,419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$643	$37	$120,774
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the six months ended March 31, 2012, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000. Also, during the six month period ended the Company issued 5,860,791 shares of common stock through a cashless exercise of stock purchase warrants.

During the six months ended March 31, 2011, the Company issued 1,363,636 shares of common stock in a cashless exercise of stock purchase warrants.

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2011.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2012. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the six months ended March 31, 2012, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2012, and September 30, 2011, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended March 31, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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
8

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative Liability	$158,901	$—	$—	$158,901
Convertible Debenture, net of discount	58,188	—	—	58,188
Total liabilities measured at fair value	$217,089	$—	$—	$217,089

Recently adopted accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and no pronouncements were adopted during the period.

3. CAPITAL STOCK

At March 31, 2012, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2012, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under a note originally issued by the Company in August 2009. As of the date of the transaction the fair value of the shares issued for the debt reduction was $420,000 resulting in a loss on conversion of $214,435. During the six months ended March 31, 2012, the Company also accepted offers for the sale of 1,666,667 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.015 per share for cash of $25,000; and 1,515,152 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.0165 per share for cash of $25,000; a holder of two warrants in the amount of 2,500,000 each exercised all available warrants utilizing a cashless exercise provision resulting in the total net issuance of 2,580,646 shares of the Company’s restricted common stock; a holder of a warrant in the amount of 3,333,334 exercised all available warrants utilizing a cashless exercise provision resulting in the net issuance of 1,720,430 shares of the Company’s restricted common stock; a holder of a warrant in the amount of 3,030,303 exercised all available warrants utilizing a cashless exercise provision resulting in the net issuance of 1,559,715 shares of the Company’s restricted common stock; 656,328 shares of the Company’s restricted common stock were issued to two services providers for services at fair value of $23,000. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act. Also, during the period certain employees forgave their salary, which has been reflected as contributed services in the financial statements.

During the six months ended March 31, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 3,771,170 shares for a total investment of $325,000. These shares were sold at various pricing between $0.08 and $0.09 per share. An additional 90,276 of the remaining pool of 1,250,000 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

3. CAPITAL STOCK (Continued)

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

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	3/31/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	20,950,000	$0.180
Granted	1,500,000	0.045
Exercised	—	—
Expired	(1,250,000)	0.466
Outstanding, end of the period	21,200,000	$0.180
Exercisable at the end of the period	9,200,000	$0.260
Weighted average fair value of
options granted during the period		$0.045

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

4. STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.45	100,000	100,000	0.06 years
$0.41	100,000	100,000	0.41 years
$0.36	2.500,000	1,500,000	0.56 years
$0.36	500,000	500,000	0.62 years
$0.36	500,000	500,000	0.66 years
$0.16	5,000,000	5,000,000	2.00 years
$0.10	1,000,000	—	3.55 years
$0.10	10,000,000	—	3.55 years
$0.05	1,500,000	1,500,000	4.79 years

	21,200,000	9,200,000

The 11,000,000 options issued are not part of the Company’s 2007 Option Plan.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended March 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the six months ended March 31, 2012 and 2011 was $129,834 and $48,229, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	For the period ended
	3/31/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	8,583,332	$0.61
Granted	6,363,637	$0.02
Exercised	(11,363,637)	$0.02
Expired	(250,000)	$0.20
Outstanding, end of the period	3,333,332	$0.63
Exercisable at the end of period	3,333,332	$0.63
Weighted average fair value of
warrants granted during the period		$0.02

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

4. STOCK OPTIONS AND WARRANTS (Continued)

At March 31, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	1,666,666	1,666,666	.59 years
$0.75	1,666,666	1,666,666	.59 years
	3,333,332	3,333,332

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

6. CONVERTIBLE PROMISSORY NOTES

During the six months ended March 31, 2012, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") on October 27, 2011, December 7, 2011, January 17, 2012, and March 14, 2012 providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $53,000, $42,500, $32,500, and $37,500 respectively for an aggregate total of $165,500. The Notes mature on July 31, 2012, September 12, 2012, October 19, 2012, and December 19, 2012. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest five (5) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $157,453 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $165,500 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debts, which resulted in the recognition of $58,188 in interest expense for the six months ended March 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.03
Conversion price for the debt	$0.0018
Dividend yield	0.00%
Months to Maturity	4 to 9
Risk free rate	Between 0.11% and 0.21%
Expected volatility	Between 95.82% and 130.31%

The value of the derivative liability at March 31, 2012 was $158,901.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2012

7. RELATED PARTY TRANSACTIONS

During the period ended March 31, 2012, the Company’s Chief Executive Officer had unpaid salary in the amount of $25,385, which has been reflected as capital contributed in accordance with SAB 55.

8. SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

On April 14, 2012 the Company issued an aggregate of 293,750 shares of restricted common stock to two service providers for services at fair value of $11,500. On May 4 and again on May 10, 2012, the holder of an unsecured 8% convertible note issued by the Company on October 27, 2011 elected to convert $12,000 and $15,000 respectively of the $53,000 of principal balance of the note. Upon conversion the Company issued 641,711 and 802,139 shares respectively of common voting stock to the holder.

In May, 2012, as part of the Company’s operating plans, and efforts to retain qualified scientific and engineering staff while also working to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system, the Company established a CIGS scientific advisory board for the purpose of recruiting qualified CIGS consultants to provide technical expertise and services on an as needed basis. In furtherance of the above Mr. Robert Wendt and the Company entered into a one year professional service consulting agreement under which Mr. Wendt, who had been the Company’s Chief Scientific Officer, would now provide technical and scientific consulting services to the Company as a Senior Scientific Advisor to the advisory board. For these services, the Company issued Mr. Wendt 1,775,000 shares of restricted common stock as payment valued at $60,000 for the twelve months of services, and another 225,000 shares of restricted common stock as payment valued at $7,500 for special project services related to the assembly of the Company’s initial baseline multi-chamber CIGSolar™ thermal co-evaporation system.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE SAME PERIOD IN 2011

Revenue:

The Company generated no revenues for the periods ended March 31, 2012 and 2011 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three month period ending March 31, 2012 were $167,666 as compared to $239,951 during the same period in 2011. The decrease of $(72,285) was related primarily to a general reduction to salaries as the Company’s management implemented efforts to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three month period ended March 31, 2012 were $27,692 as compared to $54,445 during the same period in 2011. The decrease of $(26,753) was primarily due to a reduction in salaries and research related efforts used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™. During the period we continued to focus efforts to build a full sized multi-chamber CIGSolar™ processing system for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will again increase as we complete this process.

Net Loss:

The net loss for the three months ended March 31, 2012 was $(288,685) as compared to a net loss of $(135,189) for the same period 2011. The increase in net loss of $(153,496) primarily stems from a gain on settlement of debt in the prior period. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE SAME PERIOD IN 2011

Revenue:

The Company generated no revenues for the periods ended March 31, 2012 and 2011 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the six month period ending March 31, 2012 were $371,927 as compared to $485,384 during the same period in 2011. The decrease of $(113,457) was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology. We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the six month period ended March 31, 2012 were $59,970 as compared to $174,606 during the same period in 2011. The decrease of $(114,636) was primarily due to a reduction in salaries and research related efforts used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™. During the period we continued to focus efforts to build a full sized multi-chamber CIGSolar™ processing system for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will increase as we establish each of the various system capabilities within our own facilities for use in continued process improvement, marketing efforts, and systems support.

Net Loss:

The net loss for the six months ended March 31, 2012 was $(737,138) as compared to a net loss of $(522,862) for the same period 2011. The decreased net loss of $(214,276) includes the operating expense changes discussed above, and the net change in non-cash expense of $1,613 for depreciation expense. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had a working capital deficit of $(691,580) as compared to $(654,041) at September 30, 2011. This increase in working capital deficit of $(37,539) was due primarily to an increase in accounts payable and prepaid expenses.

During the six months ended March 31, 2012, the Company used $(181,827) of cash for operating activities, as compared to cash used of $(630,038) for the same period 2011. The decrease in cash used of $(448,211) for operating activities was primarily due to an increase in prepaid expenses, accounts payable, and to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations for the development of a new CIGSolar™ thin film solar manufacturing technology.

Cash provided by investing activities for the six months ended March 31, 2012 was $(21,830), as compared to cash used of $(899) for the same period 2011. The net increase of cash used in investing activities was primarily due to an increase in the purchase of equipment and components.

Cash provided by financing activities for the six months ended March 31, 2012 was $215,500, as compared to $575,000 for the same period 2011. Our capital needs have primarily been met from the proceeds of private placements and the sale of notes, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through March 31, 2012. Our independent registered public accounting firm has issued their report dated December 29, 2011, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2012, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $165,500 and (iii) the sale of common stock totaling $50,000.

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

Pursuant to the stock purchase agreement with LPC and the S-1 Registration Statement declared effective by the SEC on June 30, 2010, the Company has sold to Lincoln Park Capital Fund, LLC through March 31, 2012, approximately 12,410,184 shares for a total investment of $1,125,000 including the initial $500,000 and 5,000,000 shares. These shares were sold at various pricing between $0.08 and $0.10 per share. Including 1,250,000 shares provided to LPC as financing inception commitment shares, and an additional 173,608 commitment shares issued pro rata as LPC has purchased additional shares, as of March 31, 2012 13,666,208 registered shares remain available for future sales pursuant to the effective S-1 Registration Statement. The registration statement is currently not available for use for sales to Lincoln Park.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended March 31, 2012, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2012 the Company accepted an offer for the sale of 1,666,667 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.015 per share for cash of $25,000. In March 2012 the Company accepted an offer for the sale of 1,515,152 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.0165 per share for cash of $25,000. The Company issued 656,328 shares of the Company’s restricted common stock to two services providers for services at fair value of $23,000. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

During the six months ended March 31, 2012, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") on October 27, 2011, December 7, 2011, January 17, 2012, and March 14, 2012 providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $53,000, $42,500, $32,500, and $37,500 respectively for an aggregate total of $165,500. The Notes mature on July 31, 2012, September 12, 2012, October 19, 2012, and December 19, 2012. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest five (5) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

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

Effective March 19, 2012 the Company’s Board of Directors authorized the termination of the Company’s then stock transfer agent, Mountain Share Transfer, Inc., and assigned Island Capital Management, LLC, dba Island Stock Transfer, registered as a transfer agent with the US Securities and Exchange Commission with offices at 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33706, authority to conduct business as the Stock Transfer Agent of the Company.

As part of the Company’s operating plans, and efforts to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system, the Company’s management agreed effective in January 2012 to forego portions of salary during the balance of the assembly of CIGSolar™ thermal co-evaporation system.

On April 14, 2012 the Company issued an aggregate of 293,750 shares of restricted common stock to two service providers for services at fair value of $11,500. On May 4 and again on May 10, 2012, the holder of an unsecured 8% convertible note issued by the Company on October 27, 2011 elected to convert $12,000 and $15,000 respectively of the $53,000 of principal balance of the note. Upon conversion the Company issued 641,711 and 802,139 shares respectively of common voting stock to the holder.

On April 23, 2012 the Company elected to file a United States utility patent application titled Thin Film Evaporation Source Heating and Mounting.

In May, 2012, as part of the Company’s operating plans, and efforts to retain qualified scientific and engineering staff while also working to maximize the use of its capital resources towards the assembly of its initial baseline multi-chamber CIGSolar™ thermal co-evaporation system, the Company established a CIGS scientific advisory board for the purpose of recruiting qualified CIGS consultants to provide technical expertise and services on an as needed basis. In furtherance of the above Mr. Robert Wendt and the Company entered into a one year professional service consulting agreement under which Mr. Wendt, who had been the Company’s Chief Scientific Officer, would now provide technical and scientific consulting services to the Company as a Senior Scientific Advisor to the advisory board. For these services the Company issued Mr. Wendt 1,775,000 shares of restricted common stock as payment valued at $60,000 for the twelve months of services, and another 225,000 shares of restricted common stock as payment valued at $7,500 for special project services related to the assembly of the Company’s initial baseline multi-chamber CIGSolar™ thermal co-evaporation system.

Item 6. Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Common Stock Purchase Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.4	Registration Rights Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.5	Form S-1 and S-1/A related to the filing of a registration statement by the Company (6)(7)
10.6	Form S-1/A related to the filing of a Post-Effective Amendment No. 1 registration statement by the Company. (8)
10.9	Form of Exchange Agreement and Exchange Note used in connection with the exchange, partial repayment, and extension to a promissory note that had become due September 1, 2011. (9)
10.10	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of four convertible promissory notes in the aggregate amount of $165,500. (9)
10.11	Form of Consulting Agreement used in connection with the retention of a scientific advisor and the issuance of 2,000,000 shares of common stock. (11)
10.12	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three unaffiliated members of the Board of Directors on January 11, 2012. (10)
31.1	Sarbanes-Oxley Certification (10)
32.1	Sarbanes-Oxley Certification(10)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2010.
(8)	Incorporated by reference to exhibits included with the Company’s Post-Effective Amendment No. 1 Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(11)	Provided herewith Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 18, 2012.
21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 18, 2012	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

