Form 10-Q
period 2012-06-30
XSUNX INC
filed 2012-08-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2012

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

The number of shares of common stock issued and outstanding as of August 14, 2012 was 279,807,224.

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets June 30, 2012 (unaudited) and September 30, 2011 (audited)	3

Statements of Operations for the Three Months and Nine Months ended June 30, 2012 and 2011 (unaudited) and the period February 25, 1997 (inception) to June 30, 2012 (unaudited)	4

Statements of Stockholders Equity for the Nine Months ended June 30, 2012 (unaudited)	5

Statements of Cash Flows for the Nine Months ended June 30, 2012 and 2011 (unaudited) and the period February 27, 1997 (inception) to June 30, 2012 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 Qualitative and Quantitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1. A.Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$56,571	$66,576
Prepaid expenses	357,304	9,204

Total Current Assets	413,875	75,780

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,841	29,841
Machinery & equipment	229,823	177,699
Leasehold improvements	23,511	—
	283,175	207,540
Less accumulated depreciation	(194,478)	(164,472)

Net Property & Equipment	88,697	43,068

OTHER ASSETS
Manufacturing equipment in progress	103,805	81,975
Security deposit	5,700	3,200

Total Other Assets	109,505	85,175

TOTAL ASSETS	$612,077	$204,023

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$152,421	$167,420
Accrued expenses	26,913	8,740
Credit card payable	646	1,099
Accrued interest on notes payable	26,726	95,641
Derivative liability	167,315	—
Convertible promissory notes, net of $89,371 in discounts	50,629	—
Unsecured promissory note	350,000	—
Note payable	—	456,921

Total Current Liabilities	774,650	729,821

TOTAL LIABILITIES	774,650	729,821

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value; 50,000,000 authorized preferred shares	—	—
Common stock, no par value; 500,000,000 authorized common shares 277,631,013 and 224,998,637 shares issued and outstanding, respectively	27,133,189	25,638,369
Additional paid in capital	5,331,848	5,238,213
Paid in capital, common stock warrants	3,764,913	3,635,079
Deficit accumulated during the development stage	(36,392,523)	(35,037,459)

TOTAL SHAREHOLDERS' DEFICIT	(162,573)	(525,798)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$612,077	$204,023

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					February 25, 1997
	Three Months Ended		Nine Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$—	$—	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	199,234	238,083	571,162	723,467	18,447,961
Research and development	35,506	47,423	95,476	222,029	3,259,430
Depreciation and amortization expense	12,182	9,660	30,006	29,098	717,832

TOTAL OPERATING EXPENSES	246,922	295,166	696,644	974,594	22,425,223

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(246,922)	(295,166)	(696,644)	(974,594)	(22,410,343)

OTHER INCOME/(EXPENSES)
Interest income	—	—	—	—	445,537
Gain/(Loss) on sale of asset	—	17,000	—	17,000	16,423
Impairment of assets	—	—	—	—	(7,285,120)
Write down of inventory asset	—	—	—	—	(1,177,000)
Gain on legal settlement	—	—	—	179,580	1,279,580
Loan and commitment fees	(45,000)	—	(45,000)	—	(7,046,990)
Forgiveness of debt	—	—	—	—	592,154
Gain/(Loss) on conversion and settlement of debt	(283,939)		(496,874)	—	(496,874)
Amortization of debt discount	(87,941)	—	(146,129)	—	(146,129)
Gain/(Loss) on change in derivative	61,585	—	68,184	—	68,184
Other, non-operating	—	—	—	—	(5,215)
Penalties	—		(22)	—	(618)
Interest expense	(15,709)	(11,554)	(38,579)	(34,568)	(226,111)

TOTAL OTHER INCOME/(EXPENSES)	(371,004)	5,446	(658,420)	162,012	(13,982,179)

NET LOSS	$(617,926)	$(289,720)	$(1,355,064)	$(812,582)	$(36,392,522)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	246,101,376	224,253,653	237,227,080	216,467,166

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

							Deficit
					Additional	Stock Options/	Accumulated during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development	Total
Balance at September 30, 2011	—	$—	224,998,637	$25,638,369	$5,238,213	$3,635,079	$(35,037,459)	$(525,798)

Issuance of common stock for cash
(prices between $0.015 and $0.0165 per share) (unaudited)	—	—	3,181,819	50,000	—	—	—	50,000

Shares issued for conversion of debt at fair value (unaudited)	—	—	7,000,000	420,000	—	—	—	420,000

Issuance of common stock for services at fair value (unaudited)	—	—	9,089,766	199,820	—	—	—	199,820

Issurance of common stock for settlement of debt (unaudited)	—	—	17,877,833	536,335	—	—	—	536,335

Issurance of common stock for prepaid expenses (unaudited)	—	—	8,122,167	243,665	—	—	—	243,665

Issuance of common stock for commitment fees (unaudited)	—	—	1,500,000	45,000	—	—	—	45,000

Issurance of common stock through a cashless exercise (unaudited)	—	—	5,860,791	—	—	—	—	—

Stock compensation expense (unaudited)	—	—	—	—	—	129,834	—	129,834

Contributed capital (unaudited)	—	—	—	—	33,635	—	—	33,635

Contributed services (unaudited)	—	—	—	—	60,000	—	—	60,000

Net loss for the nine months ended June 30, 2012 (unaudited)	—	—	—	—	—	—	(1,355,064)	(1,355,064)

Balance at June 30, 2012	—	$—	277,631,013	$27,133,189	$5,331,848	$3,764,913	$(36,392,523)	$(162,573)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			February 25,1997
	Nine Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,355,064)	$(812,582)	$(36,392,522)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	30,006	29,098	717,832
Common stock issued for services and interest	34,351	—	2,030,985
Stock option and warrant expense	129,834	142,292	4,039,103
Beneficial conversion and commitment fees	45,000	—	5,730,573
Asset impairment	—	—	7,285,120
Write down of inventory asset	—	—	1,177,000
Gain on settlement of debt	—	(179,580)	(466,961)
(Gain)/Loss on sale of asset	—	(17,000)	(16,423)
Contributed capital and services	93,635	—	93,635
Settlement of lease	—	—	59,784
Loss on conversion and settlement of debt	496,874	—	496,874
Change in derivative liability	(68,184)	—	(68,184)
Amortization of discount on convertible promissory notes	146,129	—	146,129
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(48,467)	10,348	(57,671)
Inventory held for sale	—	—	(1,417,000)
Other receivable	—	2,500	—
Other assets	(2,500)	—	(5,700)
Increase (Decrease) in:
Accounts payable	252,443	(101,063)	2,622,543
Accrued expenses	47,903	37,248	163,013

NET CASH USED IN OPERATING ACTIVITIES	(198,040)	(888,739)	(13,861,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(21,830)	—	(5,928,434)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	—	17,000	261,100
Receipts on note receivable	—	—	1,500,000
Payment for leasehold improvements	(23,511)	—	(23,511)
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	(52,124)	(6,053)	(650,096)

NET CASH USED BY INVESTING ACTIVITIES	(97,465)	10,947	(8,121,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from convertible promissory notes	235,500	—	6,085,500
Proceeds for issuance of common stock, net	50,000	825,000	12,648,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	285,500	825,000	22,039,778

NET INCREASE (DECREASE) IN CASH	(10,005)	(52,792)	56,571

CASH, BEGINNING OF PERIOD	66,576	200,422	—

CASH, END OF PERIOD	$56,571	$147,630	$56,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$764	$131	$120,775
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the nine months ended June 30, 2012, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of prinicipal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000. Also, the Company issued 6,139,688 shares of common stock for the conversion of $95,500 promissory notes, which included interest of $3,820. Additionaly the Company issued 5,860,791 shares of restricted common stock as a result of the a cashless exercise of stock purchase warrants during the nine months ended June 30, 2012.

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2011.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2012. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the nine months ended June 30, 2012, and had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2012, and September 30, 2011, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator or is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended June 30, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

June 30, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative Liability	$167,315	$—	$—	$167,315
Convertible Debenture, net of discount	50,629	—	—	50,629
Total liabilities measured at fair value	$217,944	$—	$—	$217,944

Recently adopted accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

At June 30, 2012, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the nine months ended June 30, 2012, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under a note originally issued by the Company in August 2009. As of the date of the transaction the fair value of the shares issued for the debt reduction was $420,000 resulting in a loss on conversion of $214,435. During the nine months ended June 30, 2012, the Company also accepted offers for the sale of 1,666,667 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.015 per share for cash of $25,000; and 1,515,152 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.0165 per share for cash of $25,000; a holder of two warrants in the amount of 2,500,000 each exercised all available warrants utilizing a cashless exercise provision resulting in the total net issuance of 2,580,646 shares of the Company’s restricted common stock; a holder of a warrant in the amount of 3,333,334 exercised all available warrants utilizing a cashless exercise provision resulting in the net issuance of 1,720,430 shares of the Company’s restricted common stock; a holder of a warrant in the amount of 3,030,303 exercised all available warrants utilizing a cashless exercise provision resulting in the net issuance of 1,559,715 shares of the Company’s restricted common stock; 400,000 shares of the Company’s restricted common stock were issued for accounts payable of $17,000 with a fair value of $14,000 and recognized a gain of $3,000; 550,078 shares of the Company’s restricted common stock were issued for services at fair value of $19,000; 2,000,000 shares of the Company’s restricted common stock were issued to a scientific consultant for $7,500 in services related to a special assembly project and 12 months of consulting services valued at $60,000; the holder of two unsecured 8% convertible notes issued by the Company on October 27 and December 7, 2011 convert the total accrued principal and interest for each note in the amount of $55,120 and $44,200 respectively. Upon conversion the Company issued 3,245,639 and 2,894,049 shares respectively of common voting stock to the holder. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act. Also, during the period certain employees forgave their salary, which has been reflected as contributed services in the financial statements.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

3.	CAPITAL STOCK (Continued)

Also, during the nine months ended June 30, 2012, the Company issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share, to Ironridge Global IV, Ltd., of which 26,000,000 shares were for settlement of accounts payable of $494,561 with a fair value of $780,000, and the Company recognized a loss of $285,439. Also, 1,500,000 shares of common stock with a fair value of $45,000 were retained by Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

During the nine months ended June 30, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, and a Post-Effective Amendment No.1 registration declared effective by the Securities and Exchange Commission on April 4, 2011 the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 6,853,376 shares for a total investment of $575,000. These shares were sold at various pricing between $0.08 and $0.0888 per share. An additional 159,720 of the remaining pool of 1,236,112 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement. The agreement with Lincoln Park has expired and the registration statement is currently not available for use for sales to Lincoln Park.

Also, during the nine months ended June 30, 2011, the Company also issued 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share for cash of $200,000; 1,250,000 shares of restricted common stock at a price of $0.04 per share for cash of $50,000; a holder of warrants exercised all available 5,000,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 2,680,204 shares of the Company’s restricted common stock. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

4.	STOCK OPTION AND WARRANTS

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

Risk free interest rate	1.14% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	6/30/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	20,950,000	$0.180
Granted	1,500,000	0.045
Exercised	—	—
Expired	(14,350,000)	0.140
Outstanding, end of the period	8,100,000	$0.200
Exercisable at the end of the period	6,600,000	$0.270
Weighted average fair value of
options granted during the period		$0.045

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

4.	STOCK OPTION AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	contractual
Prices	Outstanding	Exercisable	Life (years)
$0.41	100,000	100,000	0.16
$0.36	2,000,000	1,500,000	0.31
$0.36	500,000	500,000	0.37
$0.36	500,000	500,000	0.41
$0.16	2,500,000	2,500,000	1.75
$0.10	1,000,000	—	3.30
$0.05	1,500,000	1,500,000	4.54
	8,100,000	6,600,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended June 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the nine months ended June 30, 2012 and 2011 was $129,834 and $96,458, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	6/30/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	8,583,332	$0.61
Granted	6,363,637	$0.02
Exercised	(11,363,637)	$0.02
Expired	(250,000)	$0.20
Outstanding, end of the period	3,333,332	$0.63
Exercisable at the end of period	3,333,332	$0.63
Weighted average fair value of
warrants granted during the period		$0.02

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

4.	STOCK OPTION AND WARRANTS (Continued)

At June 30, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	1,666,666	1,666,666	0.34
$0.75	1,666,666	1,666,666	0.34
	3,333,332	3,333,332

5.	PROMISSORY NOTE

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

During the nine months ended June 30, 2012, the Company entered into six Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $53,000, $42,500, $32,500, $37,500, $37,500, and $32,500 for an aggregate total of $235,500. During the nine months ended June 30, 2012 the holder convert the $53,000 Note plus $2,120 in accrued interest, and the $42,500 Note plus $1,700 in accrued interest. Upon conversion the Company issued 3,245,639 and 2,894,049 shares respectively of common voting stock to the holder. The remaining Notes mature on October 19, 2012, December 19, 2012, January 30, 2013, and March 6, 2013. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest five (5) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $167,315 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $235,500 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debts, which resulted in the recognition of $146,129 in interest expense for the nine months ended June 30, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.03
Conversion price for the debt	$0.0018
Dividend yield	0.00%
Months to Maturity	4 to 9
Risk free rate	Between 0.11% and 0.21%
Expected volatility	Between 88.46% and 160.70%

The value of the derivative liability at June 30, 2012 was $167,315.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

7.	SETTLEMENT OF CLAIMS

On June 27, 2012, XsunX, Inc. (the “Company”) issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of approximate $494,561 in accounts payable of the Company (the “Accounts Payable”). The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District on June 26, 2012.

The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $2.5 million (the “Calculation Period”). Pursuant to the Order, Ironridge will retain 1,500,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the sum of the Accounts Payable plus 8% agent fee and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. The Order further provides that during the Calculation Period, or if at any time during such period a daily VWAP is below 80% of the closing price on the day before the issuance date, or if the Initial Shares are less than ay reasonable Final Amount, the Company will issue additional shares (each, an “Additional Issuance”), subject to a 9.99% beneficial ownership limitation specified in the Order. The Company has reserved from its duly authorized capital stock twice the number of shares that could be issued pursuant to the Order based on the most recent daily VWAP at the time of the Order and will, if necessary, increase the number of shares reserved based on the lowest daily VWAP during the Calculation Period. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

In connection with the transaction, Ironridge represented that it does not hold any short position in the company’s stock, and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the common stock.

The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

8.	RELATED PARTY TRANSACTIONS

During the period ended June 30, 2012, the Company’s Chief Executive Officer had unpaid salary in the amount of $33,635, which has been reflected as capital contributed in accordance with SAB 55.

9.	SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2012

9.	SUBSEQUENT EVENTS (Continued)

Between July 23 and July 30, 2012, the holder of an unsecured 8% convertible note issued by the Company on January 17, 2012 elected to convert the total principal balance and accrued interest in the amount of $33,800. Upon conversion the Company issued a total of 1,676,211 shares of common voting stock to the holder. On July 11, 2012 the Company issued 500,000 shares of restricted common voting stock to its landlord as partial rent payment for lease of additional commercial and office space.

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

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO THE SAME PERIOD IN 2011

Revenue:

The Company generated no revenues for the periods ended June 30, 2012 and 2011 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the nine month period ending June 30, 2012 were $571,162 as compared to $723,467 during the same period in 2011. The decrease of $(152,305) was related primarily to a general reduction to salaries and operating expenses under the Company’s re-focused plan of operations for the development of a new cross-industry thin film solar manufacturing technology. We anticipate that expenditures associated with the development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the nine month period ended June 30, 2012 were $95,476 as compared to $222,029 during the same period in 2011. The decrease of $(126,553) was primarily due to a reduction in salaries and research related efforts used in the period on the development of our new cross-industry thin film solar manufacturing technology CIGSolar™. During the period we continued to focus efforts to build a full sized multi-chamber CIGSolar™ processing system for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will increase as we establish each of the various system capabilities within our own facilities for use in continued process improvement, marketing efforts, and systems support.

Net Loss:

The net loss for the nine months ended June 30, 2012 was $(1,355,064) as compared to a net loss of $(812,582) for the same period 2011. The increased net loss of $(542,482) includes the operating expense changes discussed above, and the net change in other expenses related to conversion of debt of $496,874, and non-cash expense of $908 for depreciation expense. The Company anticipates the trend of losses to continue in future quarters until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had a working capital deficit of $(360,775) as compared to $(654,041) at September 30, 2011. This increase in working capital deficit of $(293,266) was due primarily to an increase in prepaid expenses, convertible promissory notes and derivative liability.

During the nine months ended June 30, 2012, the Company used $(198,040) of cash for operating activities, as compared to cash used of $(888,739) for the same period 2011. The decrease in cash used of $(690,699) for operating activities was primarily due to an increase in prepaid expenses, accounts payable, accrued expenses, and to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations for the development of a new CIGSolar™ thin film solar manufacturing technology.

Cash provided by investing activities for the nine months ended June 30, 2012 was $(97,465), as compared to cash provided of $10,947 for the same period 2011. The net increase of cash used in investing activities was primarily due to an increase in the purchase of equipment and components, and leasehold improvements to the new facility, compared to the sale of assets in the prior period.

Cash provided by financing activities for the nine months ended June 30, 2012 was $285,500, as compared to $825,000 for the same period 2011. Our capital needs have primarily been met from the proceeds of private placements and the sale of notes, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through June 30, 2012. Our independent registered public accounting firm has issued their report dated December 29, 2011, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2012, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $235,500 and (iii) the sale of common stock totaling $50,000.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended June 30, 2012, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse affect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary conduct of our business, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. However, in the period ended June 30, 2012 we did elect to settle the following claim;

On June 27, 2012, the Company issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share, to Ironridge Global IV, Ltd., in settlement of approximate $494,561 in accounts payable of the Company. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology. The shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. Please see (June 27, 2012 Ironridge Global IV, Ltd. under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) below for a detailed description of the transaction.

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

In February 2012 the Company accepted an offer for the sale of 1,666,667 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.015 per share for cash of $25,000. In March 2012 the Company accepted an offer for the sale of 1,515,152 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.0165 per share for cash of $25,000. Between February and April 2012 the Company issued 950,078 shares of the Company’s restricted common stock to two services providers for services at fair value of $36,000. In May 2012 2,000,000 shares of the Company’s restricted common stock were issued to a scientific consultant for $7,500 in services related to a special assembly project and 12 months of consulting services valued at $60,000. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

During the nine months ended June 30, 2012, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $53,000, $42,500, $32,500, $37,500, $37,500, and $32,500 for an aggregate total of $235,500. During the nine months ended June 30, 2012 the holder convert the $53,000 Note plus $2,120 in accrued interest, and the $42,500 Note plus $1,700 in accrued interest. Upon conversion the Company issued 3,245,639 and 2,894,049 shares respectively of common voting stock to the holder. The remaining Notes mature on October 19, 2012, December 19, 2012, January 30, 2013, and March 6, 2013. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest five (5) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

On June 27, 2012, XsunX, Inc. (the “Company”) issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share (the “Initial Shares”), to Ironridge Global IV, Ltd. (“Ironridge”), in settlement of approximate $494,561 in accounts payable of the Company (the “Accounts Payable”). The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

The Initial Shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”) between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. The Order was entered by the Superior Court of the State of California, County of Los Angeles, Central District on June 26, 2012.

The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $2.5 million (the “Calculation Period”). Pursuant to the Order, Ironridge will retain 1,500,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the sum of the Accounts Payable plus 8% agent fee and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. The Order further provides that during the Calculation Period, or if at any time during such period a daily VWAP is below 80% of the closing price on the day before the issuance date, or if the Initial Shares are less than any reasonable Final Amount, the Company will issue additional shares (each, an “Additional Issuance”), subject to a 9.99% beneficial ownership limitation specified in the Order. The Company has reserved from its duly authorized capital stock twice the number of shares that could be issued pursuant to the Order based on the most recent daily VWAP at the time of the Order and will, if necessary, increase the number of shares reserved based on the lowest daily VWAP during the Calculation Period. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

In connection with the transaction, Ironridge represented that it does not hold any short position in the company’s stock, and warranted that it would not to engage in or affect, directly or indirectly, any short sale of the common stock.

The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other information

Between July 23 and July 30, 2012, the holder of an unsecured 8% convertible note issued by the Company on January 17, 2012 elected to convert the total principal balance and accrued interest in the amount of $33,800. Upon conversion the Company issued a total of 1,676,211 shares of common voting stock to the holder.

On July 11, 2012 the Company issued 500,000 shares of restricted common voting stock to its landlord as partial rent payment for lease of additional commercial and office space.

Item 6. Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Common Stock Purchase Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.4	Registration Rights Agreement dated as of March 30, 2010, by and between the Company and Lincoln Park Capital Fund, LLC. (5)
10.5	Form S-1 and S-1/A related to the filing of a registration statement by the Company (6)(7)
10.6	Form S-1/A related to the filing of a Post-Effective Amendment No.1 registration statement by the Company. (8)
10.9	Form of Exchange Agreement and Exchange Note used in connection with the exchange, partial repayment, and extension to a promissory note that had become due September 1, 2011. (9)
10.10	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of convertible promissory notes in the aggregate amount of $273,000. (9)
10.11	Form of Consulting Agreement used in connection with the retention of a scientific advisor and the issuance of 2,000,000 shares of common stock. (11)
10.12	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three unaffiliated members of the Board of Directors on January 11, 2012. (10)
31.1	Sarbanes-Oxley Certification (10)
32.1	Sarbanes-Oxley Certification (10)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2010.
(8)	Incorporated by reference to exhibits included with the Company’s Post-Effective Amendment No.1 Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(11)	Provided herewith Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 14, 2012.
21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 14, 2012	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

