Form 10-K
period 2012-09-30
XSUNX INC
filed 2013-01-11
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

As of March 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,843,978 million based on the closing price as reported on the OTCBB.

As of January 11, 2013 there were 297,270,080 shares of the registrant’s company stock outstanding.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending processing technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar® process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

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

There are five (5) core process tools that when combined will produce 156 mm format (about 6” square) solar cells. We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar® cells will be manufactured on stainless steel squares sized to match silicon solar cells currently used in over 75% of all solar modules manufactured today.

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

CIGS Experience

The technical experience incorporated into our technology includes nearly 18 years of thin film and CIGS experience in successful technology development, equipment design, and production of several million square feet CIGS products in a commercial production setting. Our technologists have worked side by side with leading researchers at NREL and in fact, shares an R&D 100 award with NREL staff for efforts related to CIGS technology development.

In June 2011 the National Renewable Energy Laboratory (NREL) certified the peak efficiency conversion of 16.36% achieved by XsunX for Copper-Indium-Gallium-(di)selenide (CIGS) photovoltaic devices. Overall efficiency of tested samples ranged from 15.3% to 16.36% producing an average efficiency of 15.91%. The samples provided to NREL was part of a 125 mm substrates which after deposition were sub-divided into quadrants to produce NREL device test structures and analytical equipment test structures. The purpose was to provide a statistically significant body of data in support of XsunX’s continuous process improvement efforts.

Sales and Marketing

We have developed and have begun to implement a plan to offer CIGSolar® technology to existing manufacturers of solar products in the renewable energy industry. Although XsunX focuses on the development of solar technology and products, we are not a systems or a machine manufacturer. We have and intend to continue to develop relationships with equipment manufacturers that can build systems to our specifications thereby allowing us to offer turn-key manufacturing solutions to enable our licensees to manufacturer CIGS cells quickly and inexpensively.

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

The Company is developing a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our system and processing technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We have designed a proprietary system for a process known as co-evaporation used in the manufacture of the solar absorbing material CIGS. Certain key features related to this system we believe may qualify for patent protection. In November 2011 we filed provisional patent application with the United States Patent and Trademark Office identifying five (5) initial claims that through continued system and process design revisions we subsequently modified and elected to forego the filing of utility patent applications, and in July 2012 we filed three (3) additional claims related to our thermal effusion source design. As we continue to refine our designs and process technologies we may elect to abandon, modify, or file additional applications and we may seek to enforce our claims through filing of utility patents.

In September 2003, the Company was assigned the rights to three patents as part of an Asset Purchase Agreement with Xoptix Inc., a California corporation. The patents acquired were No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003. We do not currently employ nor envision the use of the above named patents in the development or commercialization of our CIGSolar® technology. Because of technological and business developments within the solar industry, we believe that these patents no longer provide business opportunities for the Company to pursue.

On July 10, 2012, the United States Patent and Trademark Office issued a certificate of registration No. 4,172,218 granting the Company a trademark for the use of “CIGSolar”.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2012.

Competitive Conditions

Over developed production capacities for silicon solar cells have created highly competitive conditions over the calendar years ending 2012 and 2011. These competitive conditions have resulted in extensive price reductions exceeding in many instances over 70% for solar products incorporating the use of silicon solar cell. These market sales price reductions have significantly affected operating margins at the manufacturer level, and restructured the project planning process and selection of installed solar technologies at the project developer level. Many manufacturers of thin film solar technologies that had previously enjoyed significant per watt price advantages have seen this advantage erode and as a result there has been a significant reduction to the production of, and companies that, produce thin film solar products in the 2012 calendar period.

Conversely, the demand for, and installations of, solar systems has continued to increase with overall global installations of solar electricity projects projected to exceed 32 giga watts in the calendar year ending 2012 – an increase of approximately 15% from 2011. However, current production capacities for silicon based solar technologies exceed this demand and while market pricing has begun to see some stabilization in the 2nd half of calendar 2012 it is anticipated that the current over supply will continue to effect manufacturer operating margins and profitability, and the technology selection process for developers. As a result, the demand for thin film solar technologies, which typically require more infrastructure and/or installed space necessary to produce similar amounts of solar power compared to silicon technologies, may continue to experience loss of market share and demand for the foreseeable future.

There continues to be a number of thin film companies that produce thin film solar products such as First Solar and Nano Solar, and others that are currently working to develop and commercialize new thin film manufacturing methods. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may be offered in formats delivering power similar or greater to technologies that may be developed by us, and they may also achieve manufacturing costs per watt lower than cost per watt to manufacture technologies developed by us. However, while these risks do exist the Company believes that the more prevalent and greater risk posing both the Company, and the thin film market, will continue to be further and prolonged market price reductions from manufacturers of silicon solar technologies. Many of the companies within the silicon industry have greater resources to devote to research, development, manufacturing and marketing than we do.

Other factors in accessing the principal competitive factors in the market for solar electric power products, we use price per watt, stability and reliability, conversion efficiency, diversity in use applications, and other performance metrics such as scalability of manufacturing processes and the ability to adapt new technologies into cell designs and the manufacturing process without antiquation of existing infrastructure. In addition, the current use of other clean renewable energy technologies such as wind, ocean thermal, ocean tidal, and geo-thermal power sources and conventional fossil fuel based technologies for the production of electricity may increase and further reduce the demand for solar technologies. If we do not compete successfully with respect to these or other factors, it could materially and adversely affect our business, results of operations, and financial condition.

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

Employees and Consultants

As of the fiscal year ended September 30, 2012, we had three employees. This represents a decrease of one employee over the same period ended 2011. To compensate our need for scientific and technical productivity the Company also relies on qualified consultants to perform specific functions that otherwise would require an employee. We consider relations with our employees and consultants to be good.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2012 and 2011 was $(1,555,194) and $(1,117,654), respectively. Net cash used for operations was $(379,240) and $(1,117,818) for the years ended September 30, 2012 and 2011, respectively. At September 30, 2012, we had a working capital deficit of $(544,939). From inception through September 30, 2012, we had an accumulated deficit of $(36,592,653) at September 30, 2012.

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

Our success is highly dependent on the continued services of a limited number of skilled managers, scientists, technicians, and access to qualified consultants. The loss of any of these individuals or resources could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.

We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.

Our intellectual property consists of patent applications, trade secrets, and trade dress. Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems may be caused by, among other factors, a lack of rules and methods for defending intellectual property rights. Also, the costs associated with the development of intellectual property rights can be significant and the Company may not be able to pursue rights initially in every region that may pose competitive challenges to us.

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

Market demand and finished product pricing conditions could adversely affect the demand for our technology, its competitive position, and collectively our ability to commercialize our technology and any potential for future profitability.

We believe that a risk posing both the Company, and the thin film solar product market, will continue to be further and prolonged market price reductions from manufacturers of silicon solar technologies. While the primary cause for price reductions appears to be over supply which has also caused significant loses for many manufacturers the trend of oversupply may continue for the foreseeable future. Many of the companies within the silicon industry have greater resources to devote to research, development, manufacturing and marketing than we do. These factors may cause a decline in interest in our technologies and pose significant threats to our ability to successfully commercialize our technologies.

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

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.  In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we will require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt, equity or other means.

Item 1B. Unresolved Staff Comments

As of the date of this Annual Report on Form 10-K, there are no unresolved staff comments regarding our previously filed periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. Properties

California Corporate Office Lease

The Company leases limited facilities in Aliso Viejo, CA. At the lease rate of approximately $200 per month, and has subleased approximately 2,000 square feet of commercial manufacturing space for the assembly and testing of its CIGSolar technologies in Irvine, CA at the lease rate of $3,000 per month plus a one-time payment of 500,000 shares of the Company’s restricted common stock. We intend to operate in these facilities for up to one year prior to locating, as and if necessary, to larger and permanent facilities.

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

On June 27, 2012, the Company issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share, to Ironridge Global IV, Ltd., in settlement of approximate $494,561 in accounts payable of the Company. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology. The shares were issued pursuant to an Order for Approval of Stipulation for Settlement of Claims between the Company and Ironridge, in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to the Accounts Payable, plus fees and costs. Please see (On June 27, 2012, XsunX, Inc. - Ironridge Global IV, Ltd. under Section II, Item 5., Recent Sales of Securities) below for a detailed description of the transaction.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Bulletin Board, was as follows:

Year Ended September 30, 2012	High	Low	Close
First Quarter ended December 31, 2011	0.070	0.020	0.023
Second Quarter ended March 31, 2012	0.050	0.020	0.034
Third Quarter ended June 30, 2012	0.037	0.019	0.028
Fourth Quarter ended September 30, 2012	0.068	0.025	0.028

Year Ended September 30, 2011
First Quarter ended December 31, 2010	0.12	0.07	0.07
Second Quarter ended March 31, 2011	0.11	0.07	0.08
Third Quarter ended June 30, 2011	0.10	0.06	0.07
Fourth Quarter ended September 30, 2011	0.09	0.05	0.06

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

Number of Holders

As of September 30, 2012, there were approximately 846 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts, which is unknown. As of September 30, 2012, there were 281,233,150 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2012 the last reported sales price of our common stock on the OTCBB was approximately $0.028 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

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

Stock Compensation, Issuance of Stock Purchase Options

During the fiscal year ended September 30, 2012 one million five hundred thousand options were granted.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2012, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2012, and 2011 is as follows:

Risk free interest rate	0.82%
Stock volatility factor	89.22%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2012		9/30/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	21,180,000	$0.210	10,180,000	$0.27
Granted	1,500,000	0.045	11,000,000	$0.10
Exercised	—	—	—	$—
Expired	(14,680,000)	0.014	—	$—
Outstanding, end of the period	8,000,000	$0.210	21,180,000	$0.18
Exercisable at the end of the period	6,500,000	$0.270	8,544,159	$0.27
Weighted average fair value of
options granted during the period		$0.045		$0.10

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.360	500,000	500,000	0.06 years
$0.360	1,500,000	1,500,000	0.06 years
$0.360	500,000	500,000	0.12 years
$0.360	500,000	500,000	0.16 years
$0.160	2,500,000	2,500,000	1.50 years
$0.100	1,000,000	1,000,000	3.05 years
$0.045	1,500,000	1,500,000	4.28 years
	8,000,000	8,000,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2012 and 2011 was $129,834 and $186,016, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	9/30/2012		9/30/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	8,583,332	$0.32	4,195,332	$0.61
Granted	6,363,637	$0.02	10,000,000	$0.04
Exercised	(11,363,637)	$0.02	(5,000,000)	$(0.04)
Expired	(250,000)	$0.20	(612,000)	$(0.73)
Outstanding, end of the period	3,333,332	$0.63	8,583,332	$0.32
Exercisable at the end of period	3,333,332	$0.63	8,583,332	$0.32
Weighted average fair value of
warrants granted during the period		$0.02		$0.04

At September 30, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	1,666,666	1,666,666	0.08 years
$0.75	1,666,666	1,666,666	0.08 years
	3,333,332	3,333,332

Recent Sales of Securities (Registered and Unregistered)

The authorized Common stock of the Company was established at 500,000,000 shares with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. The following represents a detailed analysis of the fiscal year ended September 30, 2012 Common stock transactions.

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

During the year ended September 30, 2012, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $53,000, $42,500, $32,500, $37,500, $37,500, $32,500,$37,500, and $37,500 for an aggregate total of $310,500. During the year ended September 30, 2012 the holder convert an aggregate of $143,000 of principal and $5,120 in accrued interest retiring the first three notes and portions of the fourth. Upon conversion, the Company issued an aggregate of 8,741,825 shares respectively of common voting stock to the holder. The remaining Notes mature on December 19, 2012, January 20, 2013, March 6, 2013, April 3, 2013, and May 30, 2013. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

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

Pursuant to a Securities Purchase Agreement entered into between the Company and Lincoln Park Capital Group, LLC (LPC) in March 2010 under which an S-1 Registration Statement was declared effective by the SEC on June 30, 2010, and a Post-Effective Amendment No. 1 registration was declared effective by the Securities and Exchange Commission on April 4, 2011, over a 25 month period the Company had sold to Lincoln Park Capital Fund, LLC approximately 12,410,184 shares for a total investment of $1,125,000. These shares were sold at various pricing between $0.08 and $0.10 per share. An additional 1,423,608 shares were provided to LPC as a financing commitment fee. The agreement with Lincoln Park expired in April 2012 and the registration statement is not available for use for sales to Lincoln Park.

Issuance of Shares for Services

Between February and August 2012, the Company issued 1,450,078 shares of the Company’s restricted common stock to two services providers for services at fair value of $44,500. In May 2012 2,000,000 shares of the Company’s restricted common stock were issued to a scientific consultant for $7,500 in services related to a special assembly project and twelve months of consulting services valued at $60,000. In July 2012 as part of an amendment to facility lease terms that provided for the increase in usable space the Company issued 500,000 shares of the Company’s restricted common stock as partial payment for the ensuing 12-month lease commencing July 1, 2012 to the property owner. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending processing technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar® process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

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

There are five (5) core process tools that when combined will produce 156mm format (about 6” square) solar cells. We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar® cells will be manufactured on stainless steel squares sized to match silicon solar cells currently used in more than 75% of all solar modules manufactured today.

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

Plan of Operations

For the fiscal year ending September 30, 2013, the Company has developed a plan of operations focused on completing the assembly of its multi-chamber CIGSolar® thermal co-evaporation system and the subsequent testing and calibration of the system necessary to operate and allow the system to produce marketable samples of its manufacturing capabilities. The purpose of these efforts is to provide hands-on access to interested customers of a production-sized multi-chamber CIGSolar® system. Working with third party systems suppliers who will ultimately provide several of the support systems within our CIGSolar® system configuration we plan to establish limited scale pilot CIGS solar cell production capabilities to enhance marketing and sales efforts, continued CIGSolar® process improvement, and to support general business development efforts related to the commercialization of our CIGS solar cell manufacturing technology.

Our Plan of Operations, based upon the aforementioned activities, excluding non-cash operating expenses, requires $360,000 for general and administrative activities, $165,000 to support increased sales and marketing efforts, and $495,000 to expand the scope and capabilities of our limited scale production system through the addition of process support tools, and to add additional full time technical staff to provide continued process development and improvement under our technology license model, and for support purposes of the systems that may be placed in the field as we work to commercialize our CIGSolar® manufacturing technology. However the cash flow requirements associated with the completion of these efforts, and the transition to revenue recognition may continue to exceed cash generated from operations in the current and future periods. If we are unable to complete a sale of our technology and transition to revenue recognition prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Results of Operations for the Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011.

Revenue and Cost of Sales:

The Company generated no revenues in the fiscal years ended September 30, 2012, and 2011. There were no associated costs of goods sold in any of the fiscal periods represented above. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $(300,913) during the fiscal year ended September 30, 2012 to $645,546 as compared to $946,459 for the fiscal year ended September 30, 2011. The decrease in SG&A expenses was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations for the development of a new CIGSolar® thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development decreased by $(159,819) during the fiscal year ended September 30, 2012 to $122,673 as compared to $282,492 for the fiscal year ended September 30, 2011. The decrease was primarily due to a reduction in research related employees used in the period on the development of our new thin film solar manufacturing technology CIGSolar®. During the fiscal year while reducing direct research development costs we focused resources on the assembly and customization of a specialized multi-chamber processing tool that incorporates our patent pending processing technology to provide a turn-key high-throughput manufacturing system to produce the CIGS thin film solar absorber. We anticipate that future R&D expense will again increase as we complete this process and work to further develop and improve this processing technology.

Net Loss:

For the fiscal year ended September 30, 2012, our net loss was $(1,555,194) as compared to a net loss of $(1,117,654) for the fiscal year ended September 30, 2011.The increase in net loss of $(437,540) primarily stems from a loss on settlement of debt in the current period. This debt was primarily attributed to the costs associated with the assembly of our multi-chamber CIGSolar processing system. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2012 of $(544,939), as compared to a working capital deficit of $(654,041) as of September 30, 2011. The decrease of $(109,102) in working capital deficit was the result of an increase in prepaid expenses, with a decrease in cash, accounts payable, and accrued expenses. There was no revenue producing activities for the fiscal year ended September 30, 2012.

Cash flow used by operating activities was $(379,240) for the fiscal year ended September 30, 2012, as compared to cash flow used by operating activities of $(1,117,818) for the fiscal year ended September 30, 2011. The decrease in cash flow used of $(738,578) by operating activities was primarily due to a net change in non-cash expenses, accounts payable, accrued expenses and prepaid expenses.

Cash flow used by investing activities was $(3,309) for the fiscal year ended September 30, 2012, as compared to cash flow provided in investing activities of $158,972 during the fiscal year ended September 30, 2011. The net change in investing activities was primarily due to proceeds received of $17,000 from the sale of certain assets, and a deposit refunded due to cancellation of a purchase order in the amount of $230,000, offset by a payment made on a purchase order of $(81,975), and the purchase of fixed assets of $(6,053) in the prior fiscal year.

Cash flow provided by financing activities was $360,500 for the fiscal year ended September 30, 2012, as compared to cash provided by financing activities of $825,000 during the fiscal year ended September 30, 2011. The decrease in cash flow provided by financing activities was the result of a reduction to cash provided through equity financing. Our capital needs have primarily been met from the proceeds of private placements, and convertible notes as we are currently in the development stage and had no revenues.

The Company is currently engaged in efforts to develop a thin film solar manufacturing technology that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry. However the cash flow requirements associated with the completion of these development efforts, and the transition to revenue recognition will exceed cash generated from operations in the current and future periods. We will need to seek to obtain additional financing from equity and/or debt placements. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

For the fiscal year ending September 30, 2013 the Company has developed a plan of operations focused on the assembly of a multi-chamber CIGSolar® thermal co-evaporation system to provide hands-on access to interested customers of a production-sized multi-chamber CIGSolar® system. Our plan requires $360,000 for general and administrative activities, $165,000 to support increased sales and marketing efforts, and $495,000 to expand the scope and capabilities of our limited scale production system through the addition of process support tools, and to add additional full time technical staff to provide continued process development and improvement under our technology license model, and for support purposes of the systems that may be placed in the field as we work to commercialize our CIGSolar® manufacturing technology. To accomplish this plan we have engaged and plan to continue to engage consultants, equipment vendors, and component manufacturers to assist in the supply of materials and assembly of our system. However the cash flow requirements associated with the completion of these efforts, and the transition to revenue recognition may continue to exceed cash generated from operations in the current and future periods. If we are unable to complete a sale of our technology and transition to revenue recognition prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2012, management continued to assess the Company's internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting as of September 30, 2012 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

On November 7, 2012, XsunX, Inc. (the "Company") consummated a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of 8% unsecured Convertible Note in the principal amount of $37,500 (the “Note”) which amount was advanced immediately at the time of the sale. The Note matures on August 7, 2013 Note. The Company has the right to redeem a portion or all amounts outstanding under the either Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price of sixty percent of the average lowest three closing bid prices for the common stock, during the ten trading day period ending on the latest complete trading day prior to the conversion date. The holder has certain rights of first refusal related to financings of less than seventy five thousand dollars by the Company, and in the event of certain default conditions the Company may be subject a default premium of fifty percent.

Subsequent to the end of the year ended September 30, 2012, a holder of Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500 of which $22,500 remained, $37,500, and $32,500 converted the total remaining principal of $92,500 of principal and $4,800 in accrued interest retiring the notes. Upon conversion, the Company issued an aggregate of 9,265,139 shares respectively of common voting stock to the holder.

In exchange for a promissory note (the “Note”) of $350,000 plus accrued interest of $35,863 that had become due at September 30, 2012, the Company issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $385,863 in November 2012. The Holder and the Company exchanged the Note solely for (i) a 12% promissory Exchange Note, (ii) and 500,000 shares of common stock. Interest on the Exchange note accrued interest at the rate of 18% per annum commencing on September 30, 2012 through October 31, 2012 and thereafter at the rate of 12%. The Exchange Note is convertible into securities of the Company by the Holder at the lesser of $0.025 or 70% of the lowest volume weighted average (VWAP) occurring during the ten consecutive trading days immediately preceding the date on which the Holder may elect to convert portions of the note. The Exchange Note matures on September 30, 2013 and the Company can prepay any then remaining principal and accrued interest balance upon first providing the holder with a ten day prepayment notice.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advance the sum of $25,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.0125 per share of at a fifty percent of the lowest trade price in the twenty five trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advance the sum of $50,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. If the Company repays the Promissory Note on or before 90 days from the issuance date, the interest rate shall be zero percent (0%). If the Company does not repay the Promissory Note on or before 90 days from the issuance date, a one-time Interest charge of 10% shall be applied to the any then advanced principal sum. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share of at a sixty percent of the lowest trade price in the twenty five trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

In accordance with the Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd and the Company as documented in Los Angeles County Superior Court Case No. BC484549, pursuant to which the Company delivered 27,500,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge. The Stipulation provided for the subsequent issuance by the Company to Ironridge of additional Shares of Common Stock thereunder, the (“Adjustment Shares”). In accordance with the stipulation on November 26, 2012 subject to a request by Ironridge the Company issued 6,271,791 Adjustment Shares to Ironridge Global IV, Ltd.

Effective January 9, 2013, as part of a continued effort that began in January 2012 to maximize the use of capital resources necessary to complete the assembly and marketing of the Company’s CIGSolar technology through reductions to operating costs and functions that are redundant, the Company elected to consolidate its executive management operations which has eliminated the need to have multiple officers performing similar functions. In furtherance of these efforts the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer, effective immediately, and approved by unanimous consent the reorganization and appointment of executive  management as follows;

In connection with the resignation of Mr. Grimes, the Board appointed Mr. Tom Djokovich to the position of President. Mr. Djokovich will continue to also serve as the Company’s Chief Executive Officer (CEO), a Director, and Secretary duties which he has performed since October 2003. Mr. Djokovich will focus on the strategic oversight of the day-to-day operations and securities compliance. Mr. Djokovich did not enter into, or receive any grant or award under, any material plan, contract or arrangement in connection with his assumption of duties as the Company’s President. Mr. Djokovich is 55 years old.

Mr. Grimes will continue to serve as a member of the Board of Directors and will assume the position of Executive Sales Manager. As Executive Sales Manager, Mr. Grimes will manage the marketing efforts associated with the Company’s commercialization efforts of its CIGSolar thin film manufacturing technology, functions he began to manage in 2012. Mr. Grimes previously held the position of President and Chief Operating Officer. Mr. Grimes did not enter into, or receive any grant or award under, any material plan, contract or arrangement in connection with his assumption of duties as the Company’s executive sales manager. Mr. Grimes is 55 years old.

Issuance of Stock Purchase Options

In January 2012, the Board of Directors authorized the grant of stock option agreements to the named individuals listed below as follows:

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Thomas Anderson	January 11, 2012	500,000	$0.04	12-Jan-17	Future deliverables within the scope of the Directors influence
Oz Fundingsland	January 11, 2012	500,000	$0.04	12-Jan-17	Future deliverables within the scope of the Directors influence
Dr. Michael Russak	January 11, 2012	500,000	$0.04	12-Jan-17	Future deliverables within the scope of the Directors influence

The options issued to the named directors vested upon issuance of the grant to each named individual.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2012:

Name	Age	Position Held	Tenure
Tom Djokovich	55	CEO, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary and PAO since September 2009
Joseph Grimes	55	President, COO, Director	President since March 2009, COO since April 2006, and as a director Since August 2008
Robert Wendt	50	CTO	Since March 2009
Thomas Anderson	47	Director	Since August 2001
Oz Fundingsland	69	Director	Since November 2007
Michael Russak	65	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 55, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009;

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

Mr. Joseph Grimes, age 55, Chief Operating Officer as of April 2006, a Director as of August 2008, and President as of March 2009;

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

Mr. Robert Wendt, age 50, Chief Technology Officer as of March 2009; (1)

Mr. Wendt holds a B.S. and M.S. in Metallurgical Engineering and Material Science from the Colorado School of Mines. His responsibility encompasses technical specification of the facilities, equipment, and manufacturing processes for XsunX. Prior to joining XsunX in 2007, Mr. Wendt served at various times as Vice President of Sales, Product Development, and Engineering at Global Solar Energy from May 1996 to 2005. At Global Solar, Mr. Wendt has led and directed several areas including copper indium gallium di-selenide (CIGS) technology development, equipment design and integration, facilities design and construction, engineering, production, and operations.

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

(1)	On May 7, 2012, the Company and Mr. Wendt agreed to terminate his position as CTO and alternately entered into a twelve-month technical consulting agreement with Mr. Wendt under which Mr. Wendt continues to assist the Company with its efforts to commercialize its CIGSolar® technology.

Independent Directors

Mr. Thomas Anderson, age 47, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 69, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 65, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2012, the Company’s board was comprised of five directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2012, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with the exception that one report, covering one transaction was not timely filed by the chief executive officer with the SEC via year-end report on Form 5.

Code of Ethics

The Company’s board of directors adopted a Code of Ethics policy on January 7, 2008.

Item 11. Executive Compensation

Overview

We are a development stage Company and we rely on our board of directors to evaluate compensation and incentive offerings made by the Company as it applies to our executive officers, and efforts to attract and maintain qualified staff. To date, our compensation policy has been conducted on a case by case basis with input from our chief executive officer, and focused on the following four primary areas; (a) first the Company’s commitment capabilities within the scope of objectives and capital capabilities, (b) salary compensatory with peer group companies and peer position, (c) cash bonuses tied to sales and revenue attainment, and (d) long term equity compensation tied to strategic objectives of establishing marketable solar technologies.

In the year ended September 30, 2012 the Company’s named executive offices elected to accept reductions to compensation to allow for the re-direction of available capital resources for use in the purchase and assembly of the Company’s multi-chamber CIGSolar® thermal co-evaporation system. As a result, initially salaries were reduced effective October 1, 2011 to $120,000 each annually. Then effective January 1, 2012 salaries were further reduced and/or eliminated to allow further re-direction of available capital resources towards system assembly efforts. Since January 2012, wages have been paid as capital resources have allowed, and as work efforts have been extended to complete the strategic objectives of the Company.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provide to future executive officers.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our chief operating officer, and our chief technical officer (collectively, our “named executive officers”) for the fiscal years ended September 30, 2012, and 2011 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tom Djokovich, CEO(1)	2012	82,215	37,035	0	0	0	4,303	126,553
	2011	165,000	0	0	0	0	4,800	169,800

Joe Grimes, COO(2)	2012	42,308	30,000	0	0	0	10,948	83,256
	2011	157,500	0	0	0	0	4,800	162,300

Robert Wendt, CTO(3)	2012	36,838	30,000	0	0	0	2,591	69,429
	2011	165,000	0	0	0	0	4,800	169,800

(1)	$37,035 of Mr. Djokovich’s recorded compensation in the year ended September 30, 2012 was in the form of wages that Mr. Djokovich forgave in lieu of the Company using the capital to purchase necessary supplies, and that the Company recorded as contributed services in the period. In addition to Mr. Djokovich’s compensation the Company also provides Mr. Djokovich with a $359 monthly health insurance allowance.

(2)	$30,000 of Mr. Grimes recorded compensation in the year ended September 30, 2012 was in the form of wages that Mr. Grimes forgave in lieu of the Company using the capital to purchase necessary supplies, and that the Company recorded as contributed services in the period. In addition to Mr. Grimes compensation the Company also provides Mr. Grimes with a $913 monthly health insurance allowance.

(3)	$30,000 of Mr. Wendt’s recorded compensation in the year ended September 30, 2012 was in the form of wages that Mr. Wendt forgave in lieu of the Company using the capital to purchase necessary supplies, and that the Company recorded as contributed services in the period. In addition to Mr. Wendt’s base compensation the Company also agreed to provide Mr. Wendt with a $324 monthly health insurance allowance. On May 7, 2012, the Company and Mr. Wendt agreed to terminate his position as CTO and alternately entered into a twelve-month technical consulting agreement with Mr. Wendt.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2012, and 2011 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2012	0	0	0
	2011	0	0	0

Joe Grimes, COO	2012	0	0	0
	2011	1,000,000	0.10	80,000

Robert Wendt, CTO (1)	2012	0	0	0
	2011	10,000,000	0.10	800,000

(1)	On May 7, 2012, the Company and Mr. Wendt agreed to terminate his position as CTO and alternately entered into a twelve-month technical consulting agreement with Mr. Wendt. As part of the agreements the total of Mr. Wendt’s above detailed plan and non-plan based awards were terminated.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Tom Djokovich, CEO	—	—	—	—	—	—	—	—	—

Joseph Grimes, COO	0	500,000	500,000	$0.36	10/23/2012	—	—	—	—
	2,500,000	0	2,500,000	$0.16	4/1/2014	—	—	—	—
	0	1,000,000	1,000,000	$0.10	10/18/2015	—	—	—	—
						—	—	—	—
						—	—	—	—
Robert Wendt, CTO	—	—	—			—	—	—	—

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our chief executive officer, acting principal accounting officer, and a director. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2012 fiscal period was $85,215 in collected wages and benefits, and another $37,035 in wages that were forgiven by Mr. Djokovich for use by the Company in the purchase of necessary supplies and recorded as contributed capital in the period. Mr. Djokovich’s collected wages and contributed services totaled $122,250 in the year ended September 30, 2012. Mr. Djokovich was also and he was provided with approximately $359 per month allowance for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Joseph Grimes

Mr. Grimes serves as our chief operating officer, president, and a director. We do not have an employment agreement with Mr. Grimes and in the 2012 fiscal period he worked at the discretion of the board of directors. His annual base compensation for the 2012 fiscal period was $42,308 in collected wages and benefits, and another $30,000 in wages that were forgiven by Mr. Grimes for use by the Company in the purchase of necessary supplies and recorded as contributed capital in the period. Mr. Grimes collected wages and contributed services totaled $72,308 in the year ended September 30, 2012. Mr. Grimes was also provided with approximately $913 per month allowance for use in the payment of medical benefits. Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

Robert Wendt

Mr. Wendt serves as our chief technology officer. We do not have an employment agreement with Mr. Wendt and in the 2012 fiscal period he worked at the discretion of the board of directors. His annual base salary compensation for the 2012 period was $36,838 in collected wages and benefits, and another $30,000 in wages that were forgiven by Mr. Wendt for use by the Company in the purchase of necessary supplies and recorded as contributed capital in the period. Mr. Wendt’s collected wages and contributed services totaled $66,838 in the year ended September 30, 2012. Mr. Wendt was also provided with approximately $324 per month allowance for use in the payment of medical benefits. Mr. Wendt is also subject to confidentiality and non-solicitation provisions which provide that Mr. Wendt will not divulge information or solicit employees for 24 months after termination of his employment.

On May 7, 2012, the Company and Mr. Wendt agreed to terminate his position as CTO and alternately entered into a twelve-month technical consulting agreement with Mr. Wendt under which Mr. Wendt continues to assist the Company with its efforts to commercialize its CIGSolar® technology.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2012, Directors received no cash compensation for their service to the Company as directors.  Each none affiliated Director did receive an option grant in the amount of 500,000 options exercisable at $0.04 cents each into common shares of the Company’s stock. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tom Djokovich	$0	0	0	0	$0
Joseph Grimes	$0	0	0	0	$0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2012 adjustments or additions to new or existing employment agreements were reviewed and deliberated by the five members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2012, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Shares	Ownership Percentage(1)
Tom Djokovich(2) President & Director	14,993,000	5.3%
Thomas Anderson Director	2,000,000	< 1%
Oz Fundingsland Director	1,000,000	< 1%
Mike Russak Director	1,000,000	< 1%
Joseph Grimes Chief Operating Officer	3,000,000	1.0%
Robert Wendt Chief Technical Officer	0	< 0%

All directors and executive officers as a group of (6 persons) account for ownership of 21,993,000 shares representing 7.82% of the issued and outstanding common stock. Each principal shareholder has sole investment power and sole voting power over the shares.

(1)	Applicable percentage ownership is based on 297,270,080 shares of common stock issued and outstanding as of January 11, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 11, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

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

Item 14. Principal Accounting Fees and Services

2012

For the fiscal year ended September 30, 2012 HJ Associates & Consultants, LLP incurred $35,400 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2011, March 31, 2012, June 30, 2012 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or Other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2012.

2011

For the fiscal year ended September 30, 2011 HJ Associates & Consultants, LLP incurred $28,600 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2010, March 31, 2011, June 30, 2011 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or Other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Form of Exchange Agreement and Exchange Note used in connection with the exchange, partial repayment, and extension to a promissory note that had become due September 1, 2011. (5)
10.4	Form of Security Purchase and Warrant Agreement used in connection with the sale of equity to an accredited investor of a total of 3,181,819 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock, and the same Warrant Agreement used in connection with the cashless exercise by a holder of all warrants. (5)
10.5	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of nine convertible promissory notes in the aggregate amount of $348,000. (5)
10.6	Form of Exchange Agreement and Exchange Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2012. (13)
10.7	Form of Convertible Promissory Note used in connection with the sale of a convertible promissory note in the amount of up to $78,000. (13)
10.8	Form of Convertible Promissory Note used in connection with the sale of a convertible promissory note in the amount of up to $250,000. (13)
10.9	Common Stock Purchase Agreement and Registration Rights Agreement dated as of March 30, 2011, by and between the Company and Lincoln Park Capital Fund, LLC. (6)
10.10	Form S-1 and S-1/A related to the filing of a registration statement by the Company (7)(8)
10.11	Form S-1/A related to the filing of a Post-Effective Amendment No. 1 registration statement by the Company.(9)
10.12	Form of Consulting Agreement used in connection with the retention of a scientific advisor and the issuance of 2,000,000 shares of common stock. (10)
10.13	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three unaffiliated members of the Board of Directors on January 11, 2012. (11)
10.14	Form of Stock Option Agreement used in connection with the issuance of Options to Joseph Grimes, October 2011(5)
10.15	Form of Stock Option Agreement used in connection with the issuance of options to Robert Wendt, October 2011(5)
16.1	Auditor Letter(13)
31.1	Sarbanes-Oxley Certification(13)
32.1	Sarbanes-Oxley Certification (13)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated April 1, 2010.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1 filed with the Securities and Exchange Commission dated April 30, 2011.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form S-1/A filed with the Securities and Exchange Commission dated June 25, 2011.

(9)	Incorporated by reference to exhibits included with the Company’s Post-Effective Amendment No. 1 Report on Form S-1/A filed with the Securities and Exchange Commission dated March 29, 2011.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 14, 2012.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(12)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(13)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2013	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 11, 2013
Tom Djokovich, President, Chief Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Joseph Grimes	January 11, 2013
Joseph Grimes, Director

/s/ Thomas Anderson	January 11, 2013
Thomas Anderson, Director

/s/ Oz Fundingsland	January 11, 2013
Oz Fundingsland, Director

/s/ Michael Russak	January 11, 2013
Michael Russak, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
XsunX, Inc. (A Development Stage Company)

Alisa Viejo, California

We have audited the accompanying balance sheets of XsunX, Inc. (a development stage company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from February 25, 1997 (inception) to September 30, 2008 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. (a development stage company) as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP

Salt Lake City, Utah

January 11, 2013

F -1

XSUNX, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2012	September 30, 2011

ASSETS

CURRENT ASSETS
Cash	$44,527	$66,576
Prepaid expenses	162,186	9,204

Total Current Assets	206,713	75,780

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	29,841
Machinery & equipment	232,084	177,699
Leasehold improvements	17,500	—
Total Property & Equipment	285,437	207,540
Less accumulated depreciation	(206,178)	(164,472)

Net Property & Equipment	79,259	43,068

OTHER ASSETS
Manufacturing equipment in progress	309,082	81,975
Security deposit	5,700	3,200

Total Other Assets	314,782	85,175

TOTAL ASSETS	$600,754	$204,023

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$143,555	$167,420
Accrued expenses	840	8,740
Credit card payable	2,623	1,099
Accrued interest on note payable	40,243	95,641
Derivative liability	150,926	—
Convertible promissory notes, net of $104,035 in discounts	63,465	—
Unsecured promissory note	350,000	—
Note payable	—	456,921

Total Current Liabilities	751,652	729,821

TOTAL LIABILITIES	751,652	729,821

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
281,233,150 and 224,998,637 shares issued and outstanding, respectively	27,341,594	25,638,369
Additional paid in capital	5,335,248	5,238,213
Paid in capital, common stock warrants	3,764,913	3,635,079
Deficit accumulated during the development stage	(36,592,653)	(35,037,459)

TOTAL SHAREHOLDERS' DEFICIT	(150,898)	(525,798)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$600,754	$204,023

The Accompanying Notes are an Integral Part of These Financial Statements

F -2

XSUNX, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			Feb ruary 25, 1997
	Years Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	645,546	946,459	18,522,346
Research and development	122,673	282,492	3,286,627
Depreciation and amortization expense	41,706	38,472	729,532

TOTAL OPERATING EXPENSES	809,925	1,267,423	22,538,505

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(809,925)	(1,267,423)	(22,523,625)

OTHER INCOME/(EXPENSES)
Interest income	—	—	445,537
Gain on sale of asset	—	17,000	16,423
Impairment of assets	—	—	(7,285,120)
Write down of inventory asset	—	—	(1,177,000)
Gain on legal settlement	—	179,580	1,279,580
Loan and commitment fees	(85,734)	—	(7,087,724)
Forgiveness of debt	—	—	592,154
Loss on conversion of debt	(441,522)	—	(441,522)
Gain on change in derivative	39,969	—	39,969
Other, non-operating	—	—	(5,215)
Penalties	(23)	(596)	(619)
Interest expense	(257,959)	(46,215)	(445,491)

TOTAL OTHER INCOME/(EXPENSES)	(745,269)	149,769	(14,069,028)

NET LOSS	$(1,555,194)	$(1,117,654)	$(36,592,653)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	247,855,835	218,617,564

The Accompanying Notes are an Integral Part of These Financial Statements

F -3

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

From Inception February 25, 1997 to September 30, 2012

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Balance at September 30, 1996	—	$—	—	$—	$—	$—	$—	$—

Issuance of stock for cash	—	—	15,880	217,700	—	—	—	217,700
Issuance of stock to Founders	—	—	14,110	—	—	—	—	—
Issuance of stock for consolidation	—	—	445,000	312,106	—	—	—	312,106
Net Loss for the year ended September 30, 1997	—	—		—	—	—	(193,973)	(193,973)
Balance at September 30, 1997	—	—	474,990	529,806	—	—	(193,973)	335,833

Issuance of stock for services	—	—	1,500	30,000	—	—	—	30,000
Issuance of stock for cash	—	—	50,200	204,000	—	—	—	204,000
Consolidation stock cancelled	—	—	(60,000)	(50,000)	—	—	—	(50,000)
Net Loss for the year ended September 30, 1998	—	—	—	—	—	—	(799,451)	(799,451)
Balance at September 30, 1998	—	—	466,690	713,806	—	—	(993,424)	(279,618)

Issuance of stock for cash	—	—	151,458	717,113	—	—	—	717,113
Issuance of stock for services	—	—	135,000	463,500	—	—	—	463,500
Net Loss for the year ended September 30, 1999	—	—	—	—	—	—	(1,482,017)	(1,482,017)
Balance at September 30, 1999	—	—	753,148	1,894,419	—	—	(2,475,441)	(581,022)

Issuance of stock for cash	—	—	15,000	27,000	—	—	—	27,000
Net Loss for the year ended September 30, 2000	—	—	—	—	—	—	(118,369)	(118,369)
Balance at September 30, 2000	—	—	768,148	1,921,419	—	—	(2,593,810)	(672,391)

Extinguishment of debt	—	—	—	337,887	—	—	—	337,887
Net Loss for the year ended September 30, 2001	—	—	—	—	—	—	(32,402)	(32,402)
Balance at September 30, 2001	—	—	768,148	2,259,306	—	—	(2,626,212)	(366,906)

Net Loss for the year ended September 30, 2002	—	—	—	—	—	—	(47,297)	(47,297)
Balance at September 30, 2002	—	—	768,148	2,259,306	—	—	(2,673,509)	(414,203)

Issuance of stock for assets	—	—	70,000,000	3	—	—	—	3
Issuance of stock for cash	—	—	9,000,000	225,450	—	—	—	225,450
Issuance of stock for debt	—	—	115,000	121,828	—	—	—	121,828
Issuance of stock for expenses	—	—	115,000	89,939	—	—	—	89,939
Issuance of stock for services	—	—	31,300,000	125,200	—	—	—	125,200
Net Loss for the year ended September 30, 2003	—	—	—	—	—	—	(145,868)	(145,868)
Balance at September 30, 2003	—	—	111,298,148	2,821,726	—	—	(2,819,377)	2,349

Issuance of stock for cash	—	—	2,737,954	282,670	—	—	—	282,670
Warrant expense	—	—	—	—	—	825,000	375,000	1,200,000
Net Loss for the year ended September 30, 2004	—	—	—	—	—	—	(1,509,068)	(1,509,068)
Balance at September 30, 2004	—	—	114,036,102	3,104,396	—	825,000	(3,953,445)	(24,049)

Issuance of stock for cash	—	—	6,747,037	531,395	—	—	—	531,395
Issuance of stock for services	—	—	3,093,500	360,945	—	—	—	360,945
Warrant expense	—	—	—	—	—	180,000	—	180,000
Beneficial conversion	—	—	—	—	400,000	—	—	400,000
Shares held as collateral for debentures	—	—	26,798,418	—	—	—	—	—
Net Loss for the year ended September 30, 2005	—	—	—	—	—	—	(1,980,838)	(1,980,838)
Balance at September 30, 2005	—	—	150,675,057	3,996,736	400,000	1,005,000	(5,934,283)	(532,547)

Issuance of stock for services	—	—	72,366	31,500	—	—	—	31,500
Warrant expense	—	—	—	—	—	996,250	—	996,250
Beneficial conversion	—	—	—	—	5,685,573	—	—	5,685,573
Debenture conversion	—	—	21,657,895	5,850,000	—	—	—	5,850,000
Issuance of stock for interest expense	—	—	712,956	241,383	—	—	—	241,383
Issuance of stock for warrant conversion	—	—	10,850,000	3,171,250	—	—	—	3,171,250
Net Loss for the year ended September 30, 2006	—	—	—	—	—	—	(9,112,988)	(9,112,988)
Balance at September 30, 2006 (restated)	—	—	183,968,274	13,290,869	6,085,573	2,001,250	(15,047,271)	6,330,421

Cancellation of stock for services returned	—	—	(150,000)	—	—	—	—	—
Release of security collateral	—	—	(26,798,418)	—	—	—	—	—
Issuance of stock for warrants	—	—	900,000	135,000	—	—	—	135,000
Stock option and warrant expense	—	—	—	—	—	772,315	—	772,315
Net Loss for the year ended September 30, 2007	—	—	—	—	—	—	(1,968,846)	(1,968,846)
Balance at September 30, 2007 (restated)	—	—	157,919,856	13,425,869	6,085,573	2,773,565	(17,016,117)	5,268,890

The Accompanying Notes are an Integral Part of These Financial Statements

F -4

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

From Inception February 25, 1997 to September 30, 2012

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Fusion Equity common stock purchase	—	—	15,347,581	5,200,000	(55,300)	—	—	5,144,700
Commiment fees	—	—	3,500,000	1,190,000	(1,190,000)	—	—	—
Cumorah common stock purchase	—	—	8,650,000	2,500,000	—	—	—	2,500,000
Wharton settlement	—	—	875,000	297,500	(397,500)	—	—	(100,000)
MVS warrant cancellation	—	—	—	—	805,440	(805,440)	—	—
Stock options and warrant expense	—	—	—	—	—	673,287	—	673,287
Net Loss for the year ended September 30, 2008	—	—	—	—	—	—	(4,058,952)	(4,058,952)
Balance at September 30, 2008	—	—	186,292,437	22,613,369	5,248,213	2,641,412	(21,075,069)	9,427,925

Issuance of common shares in October 2008 for cash
(2,000,000 common shares issued at $0.20 per share )	—	—	2,000,000	400,000	—	—	—	400,000

Issuance of common shares in November 2008 for cash
(1,000,000 common shares issued at $0.20 per share )	—	—	1,000,000	200,000	—	—	—	200,000

Issuance of common shares in November 2008 for services
(50,000 common shares issued at a fair value of $0.22 per share )	—	—	50,000	11,000	—	—	—	11,000

Issuance of common shares in August 2009 for cash
(1,129,483 common shares issued at $0.062 per share )	—	—	1,129,483	70,000	—	—	—	70,000

Issuance of common shares in August 2009 for services
(900,000 common shares issued at a fair value of $0.12 per share )	—	—	900,000	108,000	—	—	—	108,000

Issuance of common shares in August 2009 for services
(76,976 common shares issued at a fair value of $0.1364 per share )	—	—	76,976	10,500	—	—	—	10,500

Issuance of common shares in September 2009 for services
(35,714 common shares issued at a fair value of $0.14 per share )	—	—	35,714	5,000	—	—	—	5,000

Issuance of common shares in September 2009 for cash
(5,000,000 common shares issued at $0.07 per share )	—	—	5,000,000	350,000	—	—	—	350,000

Stock compensation expense	—	—	—	—	—	534,518	—	534,518

Net Loss for the year ended September 30, 2009							(10,634,133)	(10,634,133)
Balance at September 30, 2009	—	—	196,484,610	23,767,869	5,248,213	3,175,930	(31,709,202)	482,810

Issuance of common shares in October 2009 for cash
(2,556,818 common shares issued at $0.088 per share )	—	—	2,556,818	225,000	—	—	—	225,000

Issuance of common shares in November 2009 for services
(53,789 common shares issued at a fair value of $0.1859 per share)	—	—	53,789	10,000	—	—	—	10,000

Issuance of common shares in December 2009 for subscription receivable
(1,000,000 common shares issued at $0.088 per share)	—	—	1,000,000	88,000	—	—	—	88,000

Issuance of common shares in March 2010 for cash
(2,000,000 common shares issued at $0.075 per share )	—	—	2,000,000	150,000	—	—	—	150,000

Issuance of common shares in March 2010 for services
(139,424 common shares issued at $0.16137 per share )	—	—	139,424	22,500	—	—	—	22,500

Issuance of common shares in March 2010 for cash
(6,250,000 common shares issued at $0.10 per share )	—	—	6,250,000	500,000	—	—	—	500,000

Issuance of common shares in September 2010 for cash
(279,661 common shares issued at $0.09167 per share )	—	—	279,661	25,000	—	—	—	25,000

Issuance of common shares in September 2010 for cash
(291,035 common shares issued at $0.088 per share )	—	—	291,035	25,000	—	—	—	25,000

Stock compensation expense	—	—	—	—	—	273,133	—	273,133

Stock issuance costs	—	—	—	—	(10,000)	—	—	(10,000)

Net Loss for the year ended September 30, 2010	—	—	—	—	—	—	(2,210,603)	(2,210,603)
Balance at Septemer 30, 2010	—	—	209,055,337	24,813,369	5,238,213	3,449,063	(33,919,805)	(419,160)

The Accompanying Notes are an Integral Part of These Financial Statements

F -5

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

From Inception February 25, 1997 to September 30, 2012

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Stage	Total
Issuance of common shares for cash	—	—	13,263,096	825,000	—	—	—	825,000

Issuance of common shares for a cashless exercise of warrants	—	—	2,680,204	—	—	—	—	—

Stock compensation costs	—	—	—	—	—	186,016	—	186,016

Net loss for the year ended September 30, 2011	—	—	—	—	—	—	(1,117,654)	(1,117,654)

Balance at September 30, 2011	—	—	224,998,637	25,638,369	5,238,213	3,635,079	(35,037,459)	(525,798)

Issuance of common stock for cash
(prices between $0.015 and $0.0165 per share)	—	—	3,181,819	50,000	—	—	—	50,000

Shares issued for conversion of debt at fair value	—	—	7,000,000	420,000	—	—	—	420,000

Issuance of common stock for conversion of notes and interest	—	—	8,741,825	148,120	—	—	—	148,120

Write down of fair value of notes converted	—	—	—	119,605	—	—	—	119,605

Issuance of common stock for services at fair value	—	—	3,450,078	115,500	—	—	—	115,500

Issurance of common stock for accounts payable	—	—	26,000,000	780,000	—	—	—	780,000

Issuance of common stock for commitment fees	—	—	1,500,000	45,000	—	—	—	45,000

Issuance of common stock for prepaid rent	—	—	500,000	25,000	—	—	—	25,000

Issurance of common stock through a cashless exercise	—	—	5,860,791	—	—	—	—	—

Stock compensation expense (unaudited)	—	—	—	—	—	129,834	—	129,834

Contributed capital	—	—	—	—	37,035	—	—	37,035

Contributed services	—	—	—	—	60,000	—	—	60,000

Net loss for the year ended September 30, 2012	—	—	—	—	—	—	(1,555,194)	(1,555,194)

Balance at September 30, 2012	—	$—	281,233,150	$27,341,594	$5,335,248	$3,764,913	$(36,592,653)	$(150,898)

The Accompanying Notes are an Integral Part of These Financial Statements

F -6

XSUNX, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			February 25,1997
	For the Years Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,555,194)	$(1,117,654)	$(36,592,653)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	41,706	38,472	729,532
Common stock issued for services and other expenses	163,598	—	2,160,232
Common stock issued for prepaid rent	13,750	—	13,750
Stock option and warrant expense	129,834	186,016	4,039,103
Beneficial conversion and commitment fees	85,734	—	5,771,307
Asset impairment	—	—	7,285,120
Write down of inventory asset	—	—	1,177,000
(Gain)/loss conversion and settlement of debt	441,522	(179,580)	(25,439)
(Gain)/Loss on sale of asset	—	(17,000)	(16,423)
Contributed capital and services	97,035	—	97,035
Settlement of lease	—	—	59,784
Change in derivative liability	(39,969)	—	(39,969)
Amortization of debt discount recorded as interest expense	206,465	—	206,465
Common stock issued of interest payable	5,120	—	5,120
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(2,130)	4,857	11,334
Inventory held for sale	—	—	(1,417,000)
Other receivable	—	2,500	—
Other assets	(2,500)	—	(5,700)
Increase (Decrease) in:
Accounts payable	443	(80,916)	2,370,544
Accrued expenses	35,346	45,487	150,456

NET CASH USED IN OPERATING ACTIVITIES	(379,240)	(1,117,818)	(14,043,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/Refund of manufacturing equipment and facilities in process	(3,309)	148,025	(5,909,913)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	—	17,000	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	—	(6,053)	(597,972)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(3,309)	158,972	(8,027,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from debentures	310,500	—	6,160,500
Proceeds for issuance of common stock, net	50,000	825,000	12,648,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	360,500	825,000	22,114,778

NET INCREASE (DECREASE) IN CASH	(22,049)	(133,846)	44,527

CASH, BEGINNING OF PERIOD	66,576	200,422	—

CASH, END OF PERIOD	$44,527	$66,576	$44,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$603	$440	$120,734
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS During the year ended September 30, 2012, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000. Also, the Company issued 8,741,825 shares of common stock for the conversion of $148,120 promissory notes, which included interest of $5,120.. Additional the Company issued 5,860,791 shares of common stock for 8,863,637 stock purchase warrants through a cashless exercise; issued 27,500,000 shares for accounts payable in the amount of $509,179 plus $85,734 in commitment fees with a conversion loss of $230,087; issued 400,000 shares of common stock for accounts payable of $17,000 with a fair value of $14,000 and recognized a gain of $3,000; issued 500,000 shares of common stock for prepaid rent with a fair value of $25,000. During the year ended September 30, 2011, the Company issued 1,363,636 shares of common stock in a cashless exercise of stock purchase warrants.

The Accompanying Notes are an Integral Part of These Financial Statements

F -7

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  ORGANIZATION AND LINE OF BUSINESS

Organization

XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business

In the year ended September 30, 2011, XsunX modified its previous plans to directly establish product manufacturing infrastructure. We have re-focused operations on the development of a cross-industry thin film solar manufacturing concept that we believed provides an opportunity for XsunX to establish a competitive advantage within the industry. We have been developing and we have begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending system and processing technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar® process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2012. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended September 30, 2012, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2012, and 2011, were $41,706 and $38,472, respectively.

F -8

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative Liability	$150,926	$—	$—	$150,926
Convertible Debenture, net of discount	63,465	—	—	63,465
Total liabilities measured at fair value	$214,391	$—	$—	$214,391

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended September 30, 2012 and 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the year ended
	September 30,
	2012	2011

(Loss) to common shareholders (Numerator)	$(1,555,194)	$(1,117,654)

Basic and diluted weighted average number of common shares outstanding (Denominator)	247,855,835	218,617,564

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

Advertising

Advertising costs are expensed as incurred. Total advertising costs were $7,565, and $6,622 for the years ended September 30, 2012 and

F -9

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $122,673 and $282,492 for the years ended September 30, 2012, and 2011, respectively.

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

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended September 30, 2012, and the following pronouncements were adopted during the period.

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

  CAPITAL STOCK

At September 30, 2012, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the year ended September 30, 2012, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of principal and accrued interest balance under a note originally issued by the Company in August 2009. As of the date of the transaction the fair value of the shares issued for the debt reduction was $420,000 resulting in a loss on conversion of $214,435. During the year ended September 30, 2012, the Company also accepted offers for the sale of 1,666,667 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.015 per share for cash of $25,000; and 1,515,152 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.0165 per share for cash of $25,000; a holder of a warrant in the amount of 3,333,334 exercised all available warrants utilizing a cashless exercise provision resulting in the net issuance of 1,720,430 shares of the Company’s restricted common stock; a holder of a warrant in the amount of 3,030,303 exercised all available warrants utilizing a cashless exercise provision resulting in the net issuance of 1,559,715 shares of the Company’s restricted common stock; 400,000 shares of the Company’s restricted common stock were issued for accounts payable of $17,000 with a fair value of $14,000 and recognized a gain of $3,000; 1,050,078 shares of the Company’s restricted common stock were issued for services at fair value of $34,000; 2,000,000 shares of the Company’s restricted common stock were issued to a scientific consultant for $7,500 in services related to a special assembly project and 12 months of consulting services valued at $60,000; 500,000 shares of common stock were issued for 12 months of prepaid rent with a fair value for $25,000; the holder of unsecured 8% convertible notes issued by the Company on various dates

F -10

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  CAPITAL STOCK (Continued)

during the year, converted the total accrued principal and interest for the various notes in the amount of $148,120. Upon conversion the Company issued 8,741,825 shares of common voting stock to the holder. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act. Also, during the period certain employees forgave their salary, which has been reflected as contributed services in the financial statements. Additional, during the year ended September 30, 2012, the Company issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share, to Ironridge Global IV, Ltd., of which 26,000,000 shares were for settlement of accounts payable of $549,913 with a fair value of $780,000, and the Company recognized a loss of $230,087. Also, 1,500,000 shares of common stock with a fair value of $45,000 were retained by Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

During the year ended September 30, 2011, pursuant to an S-1 Registration Statement declared effective by the SEC on June 30, 2010, and a Post-Effective Amendment No. 1 registration declared effective by the Securities and Exchange Commission on April 4, 2011 the Company sold to Lincoln Park Capital Group, LLC (LPC) a total of approximately 7,013,096 shares for a total investment of $575,000. These shares were sold at various pricing between $0.08 and $0.0888 per share, and included 159,720 of the remaining pool of 1,236,112 commitment shares were issued on a pro rata basis to LPC as LPC has purchased additional shares pursuant to the effective S-1 Registration Statement. Also, during the year ended September 30, 2011, the Company also issued 5,000,000 units composed of one share of restricted common stock and a five year warrant exercisable to purchase two shares of Common Stock at $0.04 per share for cash of $200,000; 1,250,000 shares of restricted common stock at a price of $0.04 per share for cash of $50,000; a holder of warrants exercised all available 5,000,000 warrants utilizing a cashless exercise provision resulting in the net issuance of 2,680,204 shares of the Company’s restricted common stock. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

  STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. During the year ended September 30, 2012, the Company granted 1,500,000 incentive stock options to board members for services and are fully vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.045 per share and expire on January 11, 2017.

Risk free interest rate	0.83%
Stock volatility factor	89.22%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2012		9/30/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	21,180,000	$0.210	10,180,000	$0.27
Granted	1,500,000	0.045	11,000,000	$0.10
Exercised	—	—	—	$—
Expired	(14,680,000)	0.014	—	$—
Outstanding, end of the period	8,000,000	$0.210	21,180,000	$0.18
Exercisable at the end of the period	6,500,000	$0.270	8,544,159	$0.27
Weighted average fair value of
options granted during the period		$0.045		$0.10

F -11

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  STOCK OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.360	500,000	500,000	0.06 years
$0.360	1,500,000	1,500,000	0.06 years
$0.360	500,000	500,000	0.12 years
$0.360	500,000	500,000	0.16 years
$0.160	2,500,000	2,500,000	1.50 years
$0.100	1,000,000	1,000,000	3.05 years
$0.045	1,500,000	1,500,000	4.28 years
	8,000,000	8,000,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2012 and 2011 was $129,834 and $186,016, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	9/30/2012		9/30/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	8,583,332	$0.32	4,195,332	$0.61
Granted	6,363,637	$0.02	10,000,000	$0.04
Exercised	(11,363,637)	$0.02	(5,000,000)	$(0.04)
Expired	(250,000)	$0.20	(612,000)	$(0.73)
Outstanding, end of the period	3,333,332	$0.63	8,583,332	$0.32
Exercisable at the end of period	3,333,332	$0.63	8,583,332	$0.32
Weighted average fair value of
warrants granted during the period		$0.02		$0.04

At September 30, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	1,666,666	1,666,666	0.08 years
$0.75	1,666,666	1,666,666	0.08 years
	3,333,332	3,333,332

  INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Included in the balance at September 30, 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2012, the Company did not recognize interest and penalties.

F -12

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  DEFERRED TAX BENEFIT

At September 30, 2012, the Company had net operating loss carry-forwards of approximately $20,003,900 that may be offset against future taxable income from the year 2012 through 2030. No tax benefit has been reported in the September 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2012 and 2011 due to the following:

	9/30/2012	9/30/2011
Book Income	$(622,078)	$(447,062)
Nondeductible Stock Compensation	51,934	74,406
Contributed capital	38,814	—
Nondeductible other expenses	113,505	—
Nondeductible Penalties	10	238
Loss on settlement of debt	176,609	—
Meals & Entertainment	231	530
Depreciation	(2,516)	11,339
Loss on disposal of assets	—	(6,494)
Valuation Allowance	243,491	367,043
Income Tax Expense	$—	$—

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

Net deferred tax assets consist of the following components as of September 30, 2012 and 2011:

	9/30/2012	9/30/2011
Deferred Tax Assets:
NOL Carryforward	$7,996,118	$7,755,958
Capital loss Carry-Forward	2,917,009	2,917,009
Contribution Carry-forward	40	40
Section 179 Expense Carry-forward	73,406	73,406
R&D Carry-forward	44,217	37,407

Deferred Tax Liabilities:	—	—
Depreciation	(17,796)	(15,280)

Valuation Allowance	(11,012,994)	(10,768,540)
Net Deferred Tax Asset	$—	$—

  PROMISSORY NOTE

During the year ended September 30, 2009, the Company converted an accounts payable to a promissory note (the “Note”) in the amount of $456,920. On November 3, 2011, in exchange for the Note of $456,920 plus accrued interest of $98,645 that had become due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock with a fair value of $420,000 as payment for the reduction of $205,565 of principal balance and accrued interest under the Note, and incurred a loss on the conversion of the debt in the amount of $214,435.

  CONVERTIBLE PROMISSORY NOTES

During the year ended September 30, 2012, the Company entered into eight Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $53,000, $42,500, $32,500, $37,500, $37,500, $32,500, $37,500 and $37,500 for an aggregate total of $310,500. During the year ended September 30, 2012 the holder converted the $53,000 Note plus $2,120 in accrued interest, the $42,500 Note plus $1,700 in accrued interest, the $32,500 Note plus $1,300 in accrued interest, and $15,000 of the $37,500 Note. Upon conversion the Company issued an aggregate of 8,741,825 shares of common voting stock to the holder. The remaining Notes mature on December 19, 2012, January 30, 2013, March 6, 2013, April 3, 2013 and May 30, 2013. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest three (3) and five (5) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

F -13

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  CONVERTIBLE PROMISSORY NOTES (Continued)

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $150,926 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $310,500 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debts, which resulted in the recognition of $206,465 in interest expense for the year ended September 30, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	0.03 - 0.04
Conversion price for the debt	0.014 - 0.0192
Dividend yield	0.00%
Months to Maturity	2 to 9
Risk free rate	Between 0.09% and 0.018%
Expected volatility	Between 106.82% and 157.79%

The value of the derivative liability at September 30, 2012 was $150,926.

  COMMITMENTS AND CONTINGENCIES

The Company continues to lease a corporate office facility located in Aliso Viejo and Irvine, CA. The lease is month to month at a monthly rate of $200 per month for the Aliso Viejo location and $3,000 per month for the Irvine shop location.

  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

Subsequent to the end of the year ended September 30, 2012, a holder of Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500 of which $22,500 remained, $37,500, and $32,500 converted the total remaining principal of $92,500 of principal and $4,800 in accrued interest retiring the notes. Upon conversion, the Company issued an aggregate of 9,265,139 shares respectively of common voting stock to the holder.

In exchange for a promissory note (the “Note”) of $350,000 plus accrued interest of $35,863 that had become due at September 30, 2012, the Company issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $385,863 in November 2012. The Holder and the Company exchanged the Note solely for (i) a 12% promissory Exchange Note, (ii) and 500,000 shares of common stock. Interest on the Exchange note accrued interest at the rate of 18% per annum commencing on September 30, 2012 through October 31, 2012 and thereafter at the rate of 12%. The Exchange Note is convertible into securities of the Company by the Holder at the lesser of $0.025 or 70% of the lowest volume weighted average (VWAP) occurring during the ten consecutive trading days immediately preceding the date on which the Holder may elect to convert portions of the note. The Exchange Note matures on September 30, 2013 and the Company can prepay any then remaining principal and accrued interest balance upon first providing the holder with a ten day prepayment notice.

On November 7, 2012, the Company consummated a securities purchase agreement providing for the sales of an 8% convertible promissory note in the amount of $37,500, which, after one hundred and eighty days, can be converted into shares of common stock at a conversion price of 60% of the average lowest five (3) trading prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on August 7, 2013.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender may immediately advance the sum of $25,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

In accordance with the Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd and the Company as documented in Los Angeles County Superior Court Case No. BC484549, pursuant to which the Company delivered 27,500,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge. The Stipulation provided for the subsequent issuance by the Company to Ironridge of additional Shares of Common Stock thereunder, the (“Adjustment Shares”). In accordance with the stipulation on November 26, 2012 subject to a request by Ironridge the Company issued 6,271,791 Adjustment Shares to Ironridge Global IV, Ltd.

F -14

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

  SUBSEQUENT EVENTS (Continued)

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advance the sum of $50,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. If the Company repays the Promissory Note on or before 90 days from the issuance date, the interest rate shall be zero percent (0%). If the Company does not repay the Promissory Note on or before 90 days from the issuance date, a one-time Interest charge of 10% shall be applied to the any then advanced principal sum. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share of at a sixty percent of the lowest trade price in the twenty five trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

Effective January 9, 2013, as part of a continued effort that began in January 2012 to maximize the use of capital resources necessary to complete the assembly and marketing of the Company’s CIGSolar technology through reductions to operating costs and functions that are redundant, the Company elected to consolidate its executive management operations which has eliminated the need to have multiple officers performing similar functions. In furtherance of these efforts the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer, effective immediately, and approved by unanimous consent the reorganization and appointment of executive  management as follows;

In connection with the resignation of Mr. Grimes, the Board appointed Mr. Tom Djokovich to the position of President. Mr. Djokovich will continue to also serve as the Company’s Chief Executive Officer (CEO), a Director, and Secretary duties which he has performed since October 2003. Mr. Djokovich will focus on the strategic oversight of the day-to-day operations and securities compliance. Mr. Djokovich did not enter into, or receive any grant or award under, any material plan, contract or arrangement in connection with his assumption of duties as the Company’s President. Mr. Djokovich is 55 years old.

Mr. Grimes will continue to serve as a member of the Board of Directors and will assume the position of Executive Sales Manager. As Executive Sales Manager, Mr. Grimes will manage the marketing efforts associated with the Company’s commercialization efforts of its CIGSolar thin film manufacturing technology. Mr. Grimes previously held the position of President and Chief Operating Officer. Mr. Grimes did not enter into, or receive any grant or award under, any material plan, contract or arrangement in connection with his assumption of duties as the Company’s executive sales manager. Mr. Grimes is 55 years old.

F -15