Form 10-K/A
period 2012-09-30
XSUNX INC
filed 2013-01-16
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

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

As of January 11, 2013, there were 297,270,080 shares of the registrant’s company stock outstanding.

2

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on January 11, 2013 (the “Original Form 10-K Filing Date”), is solely to furnish the following disclosure which was inadvertently omitted on the cover page;

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not contain any other changes.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2013	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 16, 2013
Tom Djokovich, President, Chief Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Joseph Grimes	January 16, 2013
Joseph Grimes, Director

/s/ Thomas Anderson	January 16, 2013
Thomas Anderson, Director

/s/ Oz Fundingsland	January 16, 2013
Oz Fundingsland, Director