Form 10-Q
period 2012-12-31
XSUNX INC
filed 2013-02-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock issued and outstanding as of February 14, 2013 was 338,075,848.

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets December 31, 2012 (unaudited) and September 30, 2012 (audited)	3

Statements of Operations for the Three Months ended December 31, 2012 and 2011 (unaudited) and the period February 25, 1997 (inception) to December 31, 2012 (unaudited)	4

Statements of Shareholders Deficit for the Three Months ended December 31, 2012 (unaudited)	5

Statements of Cash Flows for the Three Months ended December 31, 2012 and 2011 (unaudited) and the period February 27, 1997 (inception) to December 31, 2012 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Qualitative and Quantitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A.Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	21

Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$37,867	$44,527
Prepaid expenses	84,883	162,186

Total Current Assets	122,750	206,713

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	232,084	232,084
Leasehold improvements	17,500	17,500
	285,437	285,437
Less accumulated depreciation	(220,830)	(206,178)

Net Property & Equipment	64,607	79,259

OTHER ASSETS
Manufacturing equipment in progress	389,187	309,082
Security deposit	5,700	5,700

Total Other Assets	394,887	314,782

TOTAL ASSETS	$582,244	$600,754

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$172,901	$143,555
Credit card payable	1,783	2,623
Accrued expenses	100	840
Accrued interest on notes payable	16,760	40,243
Derivative liability	531,930	150,926
Convertible promissory notes, net of $327,161 in discounts	251,202	63,465
Unsecured promissory note	—	350,000

Total Current Liabilities	974,676	751,652

TOTAL LIABILITIES	974,676	751,652

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
297,270,080 and 281,233,150 shares issued and outstanding, respectively	27,634,692	27,341,594
Additional paid in capital	5,335,248	5,335,248
Paid in capital, common stock warrants	3,764,913	3,764,913
Deficit accumulated during the development stage	(37,127,285)	(36,592,653)

TOTAL SHAREHOLDERS' DEFICIT	(392,432)	(150,898)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$582,244	$600,754

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
			February 25, 1997
	Three Months Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$—	$—	$14,880

OPERATING EXPENSES
General and administrative expenses	129,006	204,262	18,651,352
Research and development	15,000	32,278	3,301,627
Depreciation and amortization expense	14,652	9,087	744,184

TOTAL OPERATING EXPENSES	158,658	245,627	22,697,163

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(158,658)	(245,627)	(22,682,283)

OTHER INCOME/(EXPENSES)
Interest income	—	—	445,537
Gain on sale of asset	—	—	16,423
Impairment of assets	—	—	(7,285,120)
Write down of inventory asset	—	—	(1,177,000)
Gain on legal settlement	—	—	1,279,580
Loan and commitment fees	(8,966)	—	(7,096,690)
Gain on forgiveness of debt	—	—	592,154
Loss on conversion of debt	(126,470)	(214,435)	(567,992)
Gain/(loss) on change in derivative	(92,468)	37,634	(52,499)
Other, non-operating expenses	—	—	(5,215)
Penalties	—	(22)	(619)
Interest expense	(148,070)	(26,003)	(593,561)

TOTAL OTHER INCOME/(EXPENSES)	(375,974)	(202,826)	(14,445,002)

NET LOSS	$(534,632)	$(448,453)	$(37,127,285)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	287,343,603	230,172,550

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development	Total
Balance at September 30, 2012	—	$—	281,233,150	$27,341,594	$5,335,248	$3,764,913	$(36,592,653)	$(150,898)

Issuance of common stock for conversion of notes and interest	—	—	9,265,139	96,800	—	—	—	96,800

Write down of fair value of notes converted	—	—	—	62,112	—	—	—	62,112

Issuance of common stock for debt	—	—	6,271,791	125,436	—	—	—	125,436

Issuance of common stock for commitment fees	—	—	500,000	10,000	—	—	—	10,000

Original issue discount	—	—	—	(1,250)	—	—	—	(1,250)

Net loss for the three months ended December 31, 2012	—	—	—	—	—	—	(534,632)	(534,632)

Balance at December 31, 2012	—	$—	297,270,080	$27,634,692	$5,335,248	$3,764,913	$(37,127,285)	$(392,432)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			February 25,1997
	Three Months Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534,632)	$(448,453)	$(37,127,285)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	14,652	9,087	744,184
Common stock issued for services and other expenses	—	—	2,160,232
Common stock issued for rent	—	—	13,750
Stock option and warrant expense	—	84,835	4,039,103
Beneficial conversion and commitment fees	8,966	—	5,780,273
Asset impairment	—	—	7,285,120
Write down of inventory asset	—	—	1,177,000
(Gain)/loss on conversion and settlement of debt	126,470	214,435	101,031
Gain on sale of asset	—	—	(16,423)
Contributed capital and services	—	—	97,035
Settlement of lease	—	—	59,784
Change in derivative liability	92,468	(37,634)	52,499
Original issue discount	(1,250)	—	(1,250)
Amortization of debt discount recorded as interest expense	127,520	16,034	333,985
Common stock issued for interest payable	4,300	—	9,420
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	26,815	(14,887)	15,481
Inventory held for sale	—	—	(1,417,000)
Other receivable	—	—	—
Other assets	—	—	(5,700)
Increase (Decrease) in:
Accounts payable	28,506	27,732	2,399,050
Accrued expenses	11,640	12,242	162,096

NET CASH USED IN OPERATING ACTIVITIES	(94,545)	(136,609)	(14,137,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(29,615)	—	(5,939,528)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	—	—	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	—	—	(597,972)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(29,615)	—	(8,056,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from convertible promissory notes	117,500	95,500	6,278,000
Proceeds for issuance of common stock, net	—	—	12,648,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	117,500	95,500	22,232,278

NET INCREASE (DECREASE) IN CASH	(6,660)	(41,109)	37,867

CASH, BEGINNING OF PERIOD	44,527	66,576	—

CASH, END OF PERIOD	$37,867	$25,467	$37,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$119	$120	$120,733
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the three months ended December 31, 2012, the Company exchanged a demand note in the amount of $350,000 plus accrued interest of $35,863 for a new promissory note for an aggregate principal amount of $385,863. During the three months ended December 31, 2011, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of the principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000.

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2012.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2012. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the three months ended December 31, 2012, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2012, and September 30, 2012, the Company’s notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended December 31, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative Liability	$531,930	$—	$—	$531,930
Convertible Debenture, net of discount	251,202	—	—	251,202
Total liabilities measured at fair value	$783,132	$—	$—	$783,132

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 30, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

At December 31, 2012, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the three months ended December 31, 2012, a holder of Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500 of which $22,500 remained, $37,500, and $32,500 converted the total remaining principal of $92,500 of principal and $4,300 in accrued interest retiring the notes. Upon conversion, the Company issued an aggregate of 9,265,139 shares respectively of common voting stock to the holder. Also, 500,000 shares of common stock were issued at a price of $0.02 per share for an extension fee on a promissory note that had become due at September 30, 2012.

In accordance with the Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company delivered 27,500,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge. The Stipulation provided for the subsequent issuance by the Company to Ironridge of additional Shares of Common Stock thereunder, the (“Adjustment Shares”). In accordance with the stipulation, on November 26, 2012, subject to a request by Ironridge, the Company issued 6,271,791 Adjustment Shares to Ironridge Global IV, Ltd.

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

For the period ended
12/31/2012
Risk free interest rate	1.14% to 2.77%
Stock volatility factor	90.56% to 104.73%
Weighted average expected option life	5 years
Expected dividend yield	None

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

4.     STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	12/31/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	8,000,000	$0.21
Granted	—	—
Exercised	—	—
Expired	(3,000,000)	0.36
Outstanding, end of the period	5,000,000	$0.11
Exercisable at the end of the period	4,000,000	$0.14
Weighted average fair value of
options granted during the period		$—

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.160	2,500,000	2,500,000	1.25 years
$0.100	1,000,000	—	2.80 years
$0.045	1,500,000	1,500,000	4.03 years
	5,000,000	4,000,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended December 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the three months ended December 31, 2012 and 2011 was $0 and $84,835, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

For the period ended
12/31/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	3,333,332	$0.63
Granted	—	$—
Exercised	—	$—
Expired	(3,333,332)	$0.63
Outstanding, end of the period	—	$—
Exercisable at the end of period	—	$—
Weighted average fair value of
warrants granted during the period		$—

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

5.     PROMISSORY NOTE

In exchange for a promissory note (the “Note”) of $350,000 plus accrued interest of $35,863 that had become due at September 30, 2012, the Company issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $385,863 in November 2012. The Holder and the Company exchanged the Note solely for (i) a 12% convertible promissory Exchange Note, (ii) and 500,000 shares of common stock.

6.    CONVERTIBLE PROMISSORY NOTES

In exchange for a promissory note (the “Note”) of $350,000 plus accrued interest of $35,863 that had become due at September 30, 2012, the Company issued a new unsecured promissory exchange note (the “Exchange Note”) for $385,863 in November 2012. The Holder and the Company exchanged the Note solely for (i) a 12% promissory Exchange Note, (ii) and 500,000 shares of common stock. Interest on the Exchange note accrued interest at the rate of 18% per annum commencing on September 30, 2012 through October 31, 2012 and thereafter at the rate of 12%. The Exchange Note is convertible into securities of the Company by the Holder at the lesser of $0.025 or 70% of the lowest volume weighted average (VWAP) occurring during the ten consecutive trading days immediately preceding the date on which the Holder may elect to convert portions of the note. The Exchange Note matures on September 30, 2013 and the Company can prepay any then remaining principal and accrued interest balance upon first providing the holder with a ten day prepayment notice.

On November 7, 2012, the Company consummated a securities purchase agreement providing for the sales of an 8% convertible promissory note note (the “Note”) in the amount of $37,500, which, after one hundred and eighty days, can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on August 7, 2013. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advanced the sum of $25,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Upon issuance of the Promissory Note the lender immediately advanced the sum of $50,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. If the Company repays the Promissory Note on or before 90 days from the issuance date, the interest rate shall be zero percent (0%). If the Company does not repay the Promissory Note on or before 90 days from the issuance date, a one-time Interest charge of 10% shall be applied to any advanced principal. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $311,164 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $303,842 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $127,520 in interest expense for the period ended December 31, 2011, and the

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

6.     CONVERTIBLE PROMISSORY NOTES (Continued)

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

The value of the derivative liability at December 31, 2012 was $531,930.

7.     SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

Effective January 9, 2013, as part of a continued effort that began in January 2012 to maximize the use of capital resources necessary to complete the assembly and marketing of the Company’s CIGSolar technology through reductions to operating costs and functions that are redundant, the Company elected to consolidate its executive management operations which eliminated the need to have multiple officers performing similar functions. In furtherance of these efforts the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer, effective immediately, and approved by unanimous consent the reorganization and appointment of executive  management as follows:

In connection with the resignation of Mr. Grimes, the Board appointed Mr. Tom Djokovich to the position of President. Mr. Djokovich will continue to also serve as the Company’s Chief Executive Officer (CEO), a Director, and Secretary duties which he has performed since October 2003. Mr. Djokovich will focus on the strategic oversight of the day-to-day operations and securities compliance. Mr. Djokovich did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s President. Mr. Djokovich is 55 years old.

Mr. Grimes will continue to serve as a member of the Board of Directors and will assume the position of Executive Sales Manager. As Executive Sales Manager, Mr. Grimes will manage the marketing efforts associated with the Company’s commercialization efforts of its CIGSolar thin film manufacturing technology. Mr. Grimes previously held the position of President and Chief Operating Officer. Mr. Grimes did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s executive sales manager. Mr. Grimes is 55 years old.

On January 14, 2013 , the Company consummated a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $37,500, which, after one hundred and eighty days, can be converted into shares of common stock at a conversion price of 60% of the average lowest five (5) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on October 17, 2013. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2012

7.     SUBSEQUENT EVENTS (continued)

In accordance with the Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company delivered 27,500,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge. The Stipulation provided for the subsequent issuance by the Company to Ironridge of additional Shares of Common Stock thereunder, the (“Adjustment Shares”). In accordance with the stipulation, on January 17, 2013, subject to a request by Ironridge, the Company issued 32,000,000 Adjustment Shares to Ironridge Global IV, Ltd.

In January 2013, a holder of Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an 8% unsecured Convertible Note (“the Note”) in the principal amounts of $37,500 converted the total principal of $37,500 of principal and $1,500 in accrued interest retiring the note. Upon conversion, the Company issued an aggregate of 5,739,370 shares, respectively, of common voting stock to the holder.

In January 2013, a holder of an Exchange Note (the "Exchange Note") issued by the Company in November 2013 in the principal amount of $385,863 converted $25,000 of principal and $1,064 in accrued interest. Upon conversion, the Company issued an aggregate of 3,066,398 shares of common voting stock to the holder.

On February 12, 2013, the Company issued a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”)in the amount of $53,000, which amount was not immediately advanced at the time of sale and receipt of funding was pending at the time of this filing. After one hundred and eighty days from the date of funding, the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest five (5) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on October 17, 2013. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K.

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells. Our patent pending processing technology, which we call CIGSolar®, focuses on the mass production of thin-film CIGS solar cells utilizing a proprietary multi-area thermal deposition process to minimize processing defects to create highly uniform CIGS films. The system allows for the use of stainless steel wafers or foils that, in their final size format, can match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar® process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Our efforts have been focused on the development and customization of a series of specialized processing tools that when combined provide a turn-key high-throughput manufacturing system to produce CIGS solar cells.

Core attributes to our process method are the use of multi-area thermal co-evaporation techniques coupled with state-of-the-art sputter deposition technologies to improve manufacturing output, increase cell efficiency, production yields, and lower the costs for the production of high efficiency CIGS cells.

There are five (5) core process tools that when combined will produce thin-film CIGS solar cells. We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar® cells can be manufactured on stainless steel squares sized to match silicon solar cells currently used in more than 75% of all solar modules manufactured today.

 This innovative approach bridges the gap between inexpensive thin-film and more costly high efficiency silicon wafer technologies to produce a new breed of solar cell combining what we believe are the best attributes of each technology. The mass production of individual, high performance CIGS solar cells – like solar building blocks – we believe will allow solar power to finally compete effectively against other sources of electrical energy.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE SAME PERIOD IN 2011

Revenue:

The Company generated no revenues for the periods ended December 31, 2012 and 2011 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

General and Administrative Expenses:

General and administrative expenses for the three month period ending December 31, 2012 were $129,006 as compared to $204,262 during the same period in 2011. The decrease of $(75,256) was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and focused on the development of its new CIGSolar® thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three month period ended December 31, 2012 were $15,000 as compared to $32,278 during the same period in 2011. The decrease of $(17,278) was primarily due to a reduction in research related efforts used in the period on the development of our new thin film solar manufacturing technology CIGSolar®. During the period research related efforts were minimized and the majority of resources were focused on our efforts to complete the assembly of a full sized multi-chamber CIGSolar® processing system for use in continued process improvement, marketing efforts, and future systems sales support. We anticipate that future R&D expense will again increase as we complete this process.

Net Loss:

The net loss for the three months ended December 31, 2012 was $(534,632) as compared to a net loss of $(448,453) for the same period 2011. The increase in net loss of $(86,179) primarily includes the reduction to operating expenses of $(86,969) and an increase in other expenses of $(173,148), which consisted primarily of a reduction in loss on loan and conversion of debt for $87,965, an increase in amortization of debt discount and interest expense of $(122,067), and the loss on change in derivative of $(130,102), and commitment fees of $(8,966). The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had a working capital deficit of $(851,926) as compared to $(544,939) at September 30, 2012. This increase in working capital deficit of $(306,987) was due primarily to a increase in accounts payable and convertible promissory notes.

During the three months ended December 31, 2012, the Company used $(94,545) of cash for operating activities, as compared to cash used of $(136,609) for the same period 2011. The decrease in cash used of $(42,064) for operating activities was primarily due to an decrease in prepaid expenses, accounts payable, and a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and focused on the development of its new CIGSolar® thin film solar manufacturing technology.

Cash used by investing activities for the three months ended December 31, 2012 was $(29,615), as compared to cash used of $0 for the same period 2011. The net increase of cash used in investing activities was primarily due to an increase in the cost to produce machinery.

Cash provided by financing activities for the three months ended December 31, 2012 was $117,500, as compared to $95,500 for the same period 2011. Our capital needs have primarily been met from the proceeds of private placements and the sale of convertible debt, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through December 31, 2012. Our independent registered public accounting firm has issued their report dated February 13, 2013, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2012, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $117,500.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended December 31, 2012, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse effect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on January 11, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2012, a holder of Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500 of which $22,500 remained, $37,500, and $32,500 converted the total remaining principal of $92,500 of principal and $4,300 in accrued interest retiring the notes. Upon conversion, the Company issued an aggregate of 9,265,139 shares respectively of common voting stock to the holder.

In exchange for a promissory note (the “Note”) of $350,000 plus accrued interest of $35,863 that had become due at September 30, 2012, the Company issued a new unsecured promissory exchange note (the “Exchange Note”) in the amount of $385,863 in November 2012. The Holder and the Company exchanged the Note solely for (i) a 12% promissory Exchange Note, (ii) and 500,000 shares of common stock.

In accordance with the Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company delivered 27,500,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge. The Stipulation provided for the subsequent issuance by the Company to Ironridge of additional Shares of Common Stock thereunder, the (“Adjustment Shares”). In accordance with the stipulation on November 26, 2012, subject to a request by Ironridge, the Company issued 6,271,791 Adjustment Shares to Ironridge Global IV, Ltd.

On November 7, 2012, the Company consummated a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $37,500, which, after one hundred and eighty days, can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on August 7, 2013. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advanced the sum of $25,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advance the sum of $50,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. If the Company repays the Promissory Note on or before 90 days from the issuance date, the interest rate shall be zero percent (0%). If the Company does not repay the Promissory Note on or before 90 days from the issuance date, a one-time Interest charge of 10% shall be applied to any advanced principal. The Promissory Note matures one year from its issuance and may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share of at a sixty percent (60%) of the lowest trade price in the twenty five trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other information

Effective January 9, 2013, as part of a continued effort that began in January 2012 to maximize the use of capital resources necessary to complete the assembly and marketing of the Company’s CIGSolar technology through reductions to operating costs and functions that are redundant, the Company elected to consolidate its executive management operations which has eliminated the need to have multiple officers performing similar functions. In furtherance of these efforts the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer, effective immediately, and approved by unanimous consent the reorganization and appointment of executive  management as follows:

In connection with the resignation of Mr. Grimes, the Board appointed Mr. Tom Djokovich to the position of President. Mr. Djokovich will continue to also serve as the Company’s Chief Executive Officer (CEO), a Director, and Secretary duties which he has performed since October 2003. Mr. Djokovich will focus on the strategic oversight of the day-to-day operations and securities compliance. Mr. Djokovich did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s President. Mr. Djokovich is 55 years old.

Mr. Grimes will continue to serve as a member of the Board of Directors and will assume the position of Executive Sales Manager. As Executive Sales Manager, Mr. Grimes will manage the marketing efforts associated with the Company’s commercialization efforts of its CIGSolar thin film manufacturing technology. Mr. Grimes previously held the position of President and Chief Operating Officer. Mr. Grimes did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s executive sales manager. Mr. Grimes is 55 years old.

On January 14, 2013 , the Company consummated a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $37,500, which, after one hundred and eighty days, can be converted into shares of common stock at a conversion price of 60% of the average lowest five (5) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on October 17, 2013. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

In accordance with the Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company delivered 27,500,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge. The Stipulation provided for the subsequent issuance by the Company to Ironridge of additional Shares of Common Stock thereunder, the (“Adjustment Shares”). In accordance with the stipulation, on January 17, 2013, subject to a request by Ironridge, the Company issued 32,000,000 Adjustment Shares to Ironridge Global IV, Ltd.

In January 2013, a holder of Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an 8% unsecured Convertible Note (“the Note”) in the principal amounts of $37,500 converted the total principal of $37,500 of principal and $1,500 in accrued interest retiring the note. Upon conversion, the Company issued an aggregate of 5,739,370 shares, respectively, of common voting stock to the holder.

In January 2013, a holder of an Exchange Note (the "Exchange Note") issued by the Company in November 2013 in the principal amount of $385,863 converted $25,000 of principal and $1,064.38 in accrued interest. Upon conversion, the Company issued an aggregate of 3,066,398 shares of common voting stock to the holder.

On February 12, 2013, the Company issued a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”)in the amount of $53,000, which amount was not immediately advanced at the time of sale and receipt of funding was pending at the time of this filing. After one hundred and eighty days from the date of funding, the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest five (5) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on October 17, 2013. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Form of $350,000 Exchange Agreement and Exchange Note used in connection with the exchange, partial repayment, and extension to a promissory note that had become due September 1, 2011. (5)
10.4	Form of Securities Purchase Agreements and Convertible Promissory Notes (“Notes”) used in connection with the conversion by the holder of three Notes totaling $92,500 in principal and $4,800 in accrued interest causing the issuance of 9,265,139 shares of common stock by the Company. (5)
10.5	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale in November 7, 2012, and January 14, 2013, of convertible promissory notes each in the amount of $37,500 and on February 12, 2013 in the amount of $53,000. (5)
10.6	June 27, 2012 Order for Approval of Stipulation for settlement of claims between the Company and Ironridge used to settle approximately $494,561 in claims, the issuance of 27,500,000 initial shares, 6,271,791 adjustment shares in November 2012, and 32,000,000 adjustment shares in January 2013. (6)
10.7	Form of Exchange Agreement and Exchange Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 1, 2012, the issuance of 500,000 shares as an extension fee thereunder, and the conversion by the holder of $26,064 dollars of principal and interest causing the issuance of 3,066,398 shares. (6)
10.8	Form of Convertible Promissory Note used in connection with the sale on November 7, 2012 of a convertible promissory note in the amount of up to $78,000. (6)
10.9	Form of Convertible Promissory Note used in connection with the sale of a convertible promissory note on December 13, 2012 in the amount of up to $250,000. (6)
31.1	Sarbanes-Oxley Certification(7)
31.2	Sarbanes-Oxley Certification(7)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(7)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 14, 2013	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

