Form 10-Q
period 2013-03-31
XSUNX INC
filed 2013-05-13
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2013

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

The number of shares of common stock issued and outstanding as of May 13, 2013 was 356,362,351.

Table of Contents

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets March 31, 2013 (unaudited) and September 30, 2012 (audited)	3

Statements of Operations for the Three Months and Six Months ended March 31, 2013 and 2012 (unaudited) and the period February 25, 1997 (inception) to March 31, 2013 (unaudited)	4

Statements of Shareholders’ Deficit for the Six Months ended March 31, 2013 (unaudited)	5

Statements of Cash Flows for the Six Months ended March 31, 2013 and 2012 (unaudited) and the period February 25, 1997 (inception) to March 31, 2013 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	21

Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$38,608	$44,527
Prepaid expenses	41,088	162,186

Total Current Assets	79,696	206,713

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	232,084	232,084
Leasehold improvements	17,500	17,500
Total Property & Equipment	285,437	285,437
Less accumulated depreciation	(229,999)	(206,178)

Net Property & Equipment	55,438	79,259

OTHER ASSETS
Manufacturing equipment in progress	417,476	309,082
Security deposit	5,700	5,700

Total Other Assets	423,176	314,782

TOTAL ASSETS	$558,310	$600,754

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$151,362	$143,555
Credit card payable	1,566	2,623
Accrued expenses	200	840
Accrued interest on notes payable	23,063	40,243
Derivative liability	590,427	150,926
Convertible promissory notes, net of $337,167 and $104,035 in discounts	237,807	63,465
Unsecured promissory note	—	350,000

Total Current Liabilities	1,004,425	751,652

TOTAL LIABILITIES	1,004,425	751,652

SHAREHOLDERS' DEFICIT
Preferred stock, $0.01 par value;
50,000,000 authorized preferred shares	—	—
Common stock, no par value;
500,000,000 authorized common shares
348,442,652 and 281,233,150 shares issued and outstanding, respectively	28,531,794	27,341,594
Additional paid in capital	5,335,248	5,335,248
Paid in capital, common stock warrants	3,808,053	3,764,913
Deficit accumulated during the development stage	(38,121,210)	(36,592,653)

TOTAL SHAREHOLDERS' DEFICIT	(446,115)	(150,898)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$558,310	$600,754

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
					February 25, 1997
	Three Months Ended		Six Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$—	$—	$—	$—	$14,880

OPERATING EXPENSES
Selling, general and administrative expenses	160,799	167,666	289,805	371,927	18,812,151
Research and development	15,676	27,692	30,676	59,970	3,317,303
Depreciation and amortization expense	9,169	8,737	23,821	17,825	753,353

TOTAL OPERATING EXPENSES	185,644	204,095	344,302	449,722	22,882,807

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(185,644)	(204,095)	(344,302)	(449,722)	(22,867,927)

OTHER INCOME/(EXPENSES)
Interest income	—	—	—	—	445,537
Gain on sale of asset	—	—	—	—	16,423
Impairment of assets	—	—	—	—	(7,285,120)
Write down of inventory asset	—	—	—	—	(1,177,000)
Gain on legal settlement	—	—	—	—	1,279,580
Loan and commitment fees	—	—	(8,966)	—	(7,096,690)
Forgiveness of debt	—	—	—	—	592,154
Loss on conversion of debt	(544,379)	1,500	(670,850)	(212,935)	(1,112,372)
Gain/(loss) on change in derivative	(106,178)	(31,035)	(198,645)	6,599	(158,676)
Other, non-operating	—	—	—	—	(5,215)
Penalties	—	—	—	(22)	(619)
Interest expense	(157,725)	(55,055)	(305,794)	(81,058)	(751,285)

TOTAL OTHER INCOME/(EXPENSES)	(808,282)	(84,590)	(1,184,255)	(287,416)	(15,253,283)

NET LOSS	$(993,926)	$(288,685)	$(1,528,557)	$(737,138)	$(38,316,848)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	331,618,588	235,446,943	309,237,827	234,528,910

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

							Deficit
							Accumulated
					Additional	Stock Options/	during the
	Preferred Stock		Common Stock		Paid-in	Warrants	Development	Total
Balance at September 30, 2012 (Audited)	—	$—	281,233,150	$27,341,594	$5,335,248	$3,764,913	$(36,592,653)	$(150,898)

Issuance of common stock for conversion of notes and interest	—	—	28,437,711	254,538	—	—	—	254,538

Write down of fair value of notes converted	—	—	—	160,226	—	—	—	160,226

Issuance of common stock for debt	—	—	38,271,791	765,436	—	—	—	765,436

Issuance of common stock for commitment fees	—	—	500,000	10,000	—	—	—	10,000

Stock compensation cost	—	—	—	—	—	43,140	—	43,140

Net loss for the six months ended March 31, 2013	—	—	—	—	—	—	(1,528,557)	(1,528,557)

Balance at March 31, 2013	—	$—	348,442,652	$28,531,794	$5,335,248	$3,808,053	$(38,121,210)	$(446,115)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			February 25,1997
	Six Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,528,557)	$(737,138)	$(38,121,210)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	23,821	17,825	753,353
Common stock issued for services and other expenses	—	16,000	2,160,232
Common stock issued for rent	—	—	13,750
Stock option and warrant expense	43,140	129,834	4,082,243
Commitment fees	8,966	—	5,780,273
Asset impairment	—	—	7,285,120
Write down of inventory asset	—	—	1,177,000
(Gain)/loss on conversion and settlement of debt	670,850	212,935	645,411
Gain on sale of asset	—	—	(16,423)
Contributed capital and services	—	80,770	97,035
Settlement of lease	—	—	59,784
Change in derivative liability	198,645	(6,599)	158,676
Amortization of debt discount recorded as interest expense	269,126	58,188	475,591
Common stock issued for interest	12,038	—	17,158
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	45,995	(9,588)	34,661
Inventory held for sale	—	—	(1,417,000)
Other receivable	—	—	—
Other assets	—	—	(5,700)
Increase (Decrease) in:
Accounts payable	6,750	42,664	2,377,294
Accrued expenses	18,043	13,282	168,499

NET CASH USED IN OPERATING ACTIVITIES	(231,183)	(181,827)	(14,274,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(32,736)	(21,830)	(5,942,649)
Payments on note receivable	—	—	(1,500,000)
Proceeds from sale of assets	—	—	261,100
Receipts on note receivable	—	—	1,500,000
Purchase of marketable prototype	—	—	(1,780,396)
Purchase of fixed assets	—	—	(597,972)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(32,736)	(21,830)	(8,059,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	—	—	3,306,250
Proceeds from convertible promissory notes	258,000	165,500	6,418,500
Proceeds for issuance of common stock, net	—	50,000	12,648,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	258,000	215,500	22,372,778

NET INCREASE (DECREASE) IN CASH	(5,919)	11,843	38,608

CASH, BEGINNING OF PERIOD	44,527	66,576	—

CASH, END OF PERIOD	$38,608	$78,419	$38,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$359	$643	$121,093
Taxes paid	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the six months ended March 31, 2013, the Company exchanged a demand note in the amount of $350,000 plus accrued interest of $35,863 for a new promissory note for an aggregate principal amount of $385,863. During the six months ended March 31, 2012, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of the principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000. During the six months ended March 31, 2012, the Company issued 5,860,791 shares of common stock through a cashless exercise of stock purchase warrants.

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2012.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2013. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the six months ended March 31, 2013, and had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2012.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2013, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31,2013:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative Liability	$590,427	$—	$—	$590,427
Convertible Promissory Notes, net of discount	239,709	—	—	239,709
Total liabilities measured at fair value	$830,136	$—	$—	$830,136

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted during the period.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2013

3.	CAPITAL STOCK

At March 31, 2013, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2013, the Company issued 19,086,303 shares of common stock in response to the conversion by the holder of five Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of an 8% unsecured Convertible Note (“the Notes”). In the aggregate the Notes totaled at the time of conversion $174,800 in principal and accrued interest. Also, during the six months ended March 31, 2013, the Company issued 500,000 shares of common stock at a price of $0.02 per share as an extension fee for a promissory note that had become due at September 30, 2012, and issued another 9,351,407 shares of common stock to the holder upon conversion by the holder of $79,738 of principal and accrued interest. The above shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

In accordance with a Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company delivered 27,500,000 shares (“Initial Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge in settlement of approximately $494,561 in accounts payable of the Company (the “Accounts Payable”) and $54,317 for agent and attorney fees associated with the transaction. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

The Stipulation provided for an adjustment in the total number of shares, which may be issuable to Ironridge based on a calculation period and formula for the transaction (“Adjustment Shares”). The calculation formula is defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $2.5 million (the “Calculation Period”). Pursuant to the Stipulation, Ironridge would retain 1,500,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) through the end of the Calculation Period with an aggregate value equal to (a) the sum of the Accounts Payable plus 8% agent fee and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. Subject to the above Stipulation and formula during the six months ended March 31, 2013, subject to request by Ironridge, the Company has issued 38,271,791 Adjustment Shares to Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. On March 21, 2013, the Company granted 1,000,000 stock options to each of the four non-affiliated members of its Board of Directors for a total of 4,000,000 options for continued services and performance to the Company. Each option vested upon issuance and provides for an exercise price of $0.014 per share (104% of the market price on the date of grant) and can be exercised at any time over a three-year period.

For the period ended
3/31/2013
Risk free interest rate	0.38%
Stock volatility factor	138.33%
Weighted average expected option life	3 years
Expected dividend yield	None

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2013

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	3/31/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	5,000,000	$0.110
Granted	4,000,000	0.014
Exercised	—	—
Expired	—	—
Outstanding, end of the period	9,000,000	$0.070
Exercisable at the end of the period	8,000,000	$0.050
Weighted average fair value of
options granted during the period		$0.014

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.160	2,500,000	2,500,000	1.00 years
$0.100	1,000,000	—	2.55 years
$0.014	4,000,000	4,000,000	2.98 years
$0.045	1,500,000	1,500,000	3.79 years
	9,000,000	8,000,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three-months ended March 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2013 and 2012 was $43,140 and $45,000, respectively.

Warrants

The Company had no warrants outstanding as of March 31, 2013.

5.	CONVERTIBLE PROMISSORY NOTES

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

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2013

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advanced the sum of $25,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the lender may choose in its sole discretion. The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Upon issuance of the Promissory Note the lender immediately advanced the sum of $50,000 to the Company. The lender subsequently advanced an additional $25,000 each on February 27, 2013 and March 27, 2013, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion up to $150,000 and thereafter only with consent by the Company. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note.

The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

During the six months ended March 31, 2013, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") on November 7, 2012, January 18, 2013, and February 12, 2013. Each Purchase Agreement provided for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500, $37,500, and $53,000 respectively for an aggregate total of $128,500. After one hundred and eighty days from the date of issuance each Note can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Notes each mature nine months after issuance. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $572,258 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $269,126 in interest expense for the period ended March 31, 2013, and the derivative liability is adjusted periodically according to stock price fluctuations.

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2013

At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.01
Conversion price for the debt	$0.005 - $0.0085
Dividend yield	0.00%
Months to Maturity	9 months - 1 yr
Risk free rate	0.07% - 0.20%
Expected volatility	147.29% - 316.12%

The value of the derivative liability at March 31, 2013 was $590,427.

6.	SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

On April 12, 2013, the Company issued a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $37,500. After one hundred and eighty days the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures nine months after issuance. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On May 8, 2013, a holder of 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 under which the lender had advanced the sum of $25,000 at the time of issuance converted the total principal and accrued interest totaling $26,250. Upon conversion, the Company issued an aggregate of 4,375,000 shares respectively of common voting stock to the holder.

Between May 8 and 10, 2013, a holder of a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an 8% unsecured Convertible Note (“the Note”) in the principal amount of $37,500 converted $27,000 of principal. Upon conversion, the Company issued an aggregate of 3,544,699 shares of common voting stock to the holder.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE SAME PERIOD IN 2012

Revenue:

The Company generated no revenues for the periods ended March 31, 2013 and 2012 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

General and Administrative Expenses:

General and administrative expenses for the three-month period ending March 31, 2013 were $160,799 as compared to $167,666 during the same period in 2012. The decrease of $(6,867) was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and which focuses on the development of its new CIGSolar® thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three-month period ended March 31, 2013 were $15,676 as compared to $27,692 during the same period in 2012. The decrease of $(12,016) was primarily due to a reduction in research related efforts used in the period on the development of our new thin film solar manufacturing technology CIGSolar®. During the period research related efforts were minimized and the majority of resources were focused on our efforts to complete the testing, adjustment, and calibration of a full sized multi-chamber CIGSolar® evaporation processing system for use in marketing efforts of the system and our CIGSolar® technology. We anticipate that future R&D expense will again increase as we complete this process.

Net Loss:

The net loss for the three-months ended March 31, 2013 was $(993,926) as compared to a net loss of $(288,685) for the same period 2012. The increase in net loss of $(705,241) primarily includes the reduction to operating expenses of $(18,451), and an increase in other expenses of $723,692 related to financing costs, which consisted primarily of a increase in loss on loan and conversion of debt totaling $545,879, an increase in amortization of debt discount and interest expense of $102,670, and the loss on change in derivative expense of $75,143. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE SAME PERIOD IN 2012

Revenue:

The Company generated no revenues for the six-month periods ended March 31, 2013 and 2012 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

General and Administrative Expenses:

General and administrative expenses for the six-month period ending March 31, 2013 were $289,805 as compared to $371,927 during the same period in 2012. The decrease of $(82,122) was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and which focuses on the development of its new CIGSolar® thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the six-month period ended March 31, 2013 were $30,676 as compared to $59,970 during the same period in 2012. The decrease of $(29,294) was primarily due to a reduction in research related efforts used in the period on the development of our new thin film solar manufacturing technology CIGSolar®. During the period research related efforts were minimized and the majority of resources were focused on our efforts to complete the testing, adjustment, and calibration of a full sized multi-chamber CIGSolar® evaporation processing system for use in marketing efforts of the system and our CIGSolar® technology. We anticipate that future R&D expense will again increase as we complete this process.

Net Loss:

The net loss for the six-months ended March 31, 2013 was $(1,528,557) as compared to a net loss of $(737,138) for the same period 2012. The increase in net loss of $(791,419) primarily includes the reduction to operating expenses of $(105,420), which includes the decrease in non cash stock compensation of $(86,694), and contributed services of $(27,692) with a net increase of $10,544 in G&A expenses, and an increase in other expenses related to financing costs of $896,839, which consisted primarily of an increase in loss on loan and conversion of debt for $457,915, an increase in amortization of debt discount and interest expense of $224,736, and the increase in loss on change in derivative of $205,244, and commitment fees of $8,966. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had a working capital deficit of $(924,729) as compared to $(544,939) at September 30, 2012. This increase in working capital deficit of $(381,692) was due primarily to an increase in accounts payable, convertible promissory notes, and derivative liability related to financing costs.

During the six-months ended March 31, 2013, the Company used $(231,183) of cash for operating activities, as compared to cash used of $(181,827) for the same period 2012. The increase in cash used of $49,356 for operating activities was primarily due to an increase in accounts payable, accrued expenses, and non cash commitment fees, loss on conversion of settlement of debt, change in derivative, amortization of debt discount, and interest payable with common stock, with a decrease in prepaid expenses, and a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and which focuses on the development of its new CIGSolar® thin film solar manufacturing technology.

Cash used by investing activities for the six-months ended March 31, 2013 was $(32,736), as compared to cash used of $(21,830) for the same period 2012. The net increase of cash used in investing activities was primarily due to an increase in the cost to produce machinery.

Cash provided by financing activities for the six-months ended March 31, 2013 was $258,000, as compared to $215,500 for the same period 2012. Our capital needs have primarily been met from the proceeds of private placements and the sale of convertible debt, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through March 31, 2013. Our independent registered public accounting firm has issued their report dated April 13, 2013, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six-months ended March 31, 2013, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $258,000.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop a cross-industry thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended March 31, 2013, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse effect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2013, the Company issued 19,086,303 shares of common stock in response to the conversion by the holder of five Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of an 8% unsecured Convertible Note (“the Notes”). In the aggregate the Notes totaled at the time of conversion $174,800 in principal and accrued interest. Also, during the six months ended March 31, 2013, the Company issued 500,000 shares of common stock at a price of $0.02 per share as an extension fee for a promissory note that had become due at September 30, 2012, and issued another 9,351,407 shares of common stock to the holder upon conversion by the holder of $79,738 of principal and accrued interest. The above shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

In accordance with a Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company delivered 27,500,000 shares (“Initial Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge in settlement of approximately $494,561 in accounts payable of the Company (the “Accounts Payable”) and $54,317 for agent and attorney fees associated with the transaction. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

The Stipulation provided for an adjustment in the total number of shares, which may be issuable to Ironridge based on a calculation period and formula for the transaction (“Adjustment Shares”). The calculation formula is defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $2.5 million (the “Calculation Period”). Pursuant to the Stipulation, Ironridge would retain 1,500,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) through the end of the Calculation Period with an aggregate value equal to (a) the sum of the Accounts Payable plus 8% agent fee and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. Subject to the above Stipulation and formula during the six months ended March 31, 2013, subject to request by Ironridge, the Company has issued 38,271,791 Adjustment Shares to Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

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

During the six months ended March 31, 2013, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") on November 7, 2012, January 18, 2013, and February 12, 2013. Each Purchase Agreement provided for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500, $37,500, and $53,000 respectively for an aggregate total of $128,500. After one hundred and eighty days from the date of issuance each Note can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Notes each mature nine months after issuance. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Upon issuance of the Promissory Note the lender immediately advanced the sum of $25,000 to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the lender may choose in its sole discretion. The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Upon issuance of the Promissory Note the lender immediately advanced the sum of $50,000 to the Company. The lender subsequently advanced an additional $25,000 each on February 27, 2013 and March 27, 2013, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion up to $150,000 and thereafter only with consent by the Company. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other information

Effective January 9, 2013, as part of a continued effort that began in January 2012 to maximize the use of capital resources necessary to complete the assembly and marketing of the Company’s CIGSolar technology through reductions to operating costs and functions that are redundant, the Company elected to consolidate its executive management operations eliminating the need to have multiple officers performing similar functions. In furtherance of these efforts the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer, effective immediately, and approved by unanimous consent the reorganization and appointment of executive  management as follows:

In connection with the resignation of Mr. Grimes, the Board appointed Mr. Tom Djokovich to the position of President. Mr. Djokovich will continue to also serve as the Company’s Chief Executive Officer (CEO), a Director, and Secretary duties which he has performed since October 2003. Mr. Djokovich will focus on the strategic oversight of the day-to-day operations and securities compliance. Mr. Djokovich did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s President. Mr. Djokovich is 56 years old.

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

On March 21, 2013, the Company granted 1,000,000 stock options to each of the four non-affiliated members of the Board of Directors for a total of 4,000,000 options for continued services and performance to the Company. Each option vested upon issuance and provides for a purchase price of $0.014 per share (104% of the market price on the date of grant) and can be exercised at any time over a three-year period.

On April 12, 2013, the Company issued a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $37,500. After one hundred and eighty days the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures nine months after issuance. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On May 8, 2013, a holder of 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 under which the lender had advanced the sum of $25,000 at the time of issuance converted the total principal and accrued interest totaling $26,250. Upon conversion, the Company issued an aggregate of 4,375,000 shares respectively of common voting stock to the holder.

Between May 8 and 10, 2013, a holder of a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an 8% unsecured Convertible Note (“the Note”) in the principal amount of $37,500 converted $27,000 of principal. Upon conversion, the Company issued an aggregate of 3,544,699 shares of common voting stock to the holder.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Form of Securities Purchase Agreements and Convertible Promissory Notes (“Notes”) used in connection with the conversion by the holder of five Notes totaling $174,800 in principal and accrued interest resulting in the issuance of 19,086,303 shares of common stock by the Company. (5)
10.4	Form of Exchange Agreement and Exchange Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 1, 2012. The issuance of 500,000 shares as an extension fee thereunder, and the conversion by the holder of $79,738 of principal and accrued interest resulting the issuance of 9,351,407 shares of common stock by the Company. (6)
10.5	June 27, 2012 Order for Approval of Stipulation for settlement of claims between the Company and Ironridge used to settle approximately $548,878 in account payables, the issuance of 27,500,000 initial shares, and 38,271,791 adjustment shares in the 6 month period ended March 31, 2013. (6)
10.6	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale in November 7, 2012, January 18, 2013, and April 12, 2013 of convertible promissory notes each in the amount of $37,500, and on February 12, 2013 in the amount of $53,000. (5)
10.7	Form of Convertible Promissory Note used in connection with the sale on November 7, 2012 of a convertible promissory note in the amount of up to $78,000, and issuance of 4,375,000 shares by the Company for conversion on May 8, 2013 by the holder of the total outstanding $26,250 of accrued principal and interest thereunder. (6)
10.8	Form of Convertible Promissory Note used in connection with the sale of a convertible promissory note on December 13, 2012 in the amount of up to $250,000. (6)
10.9	Form of Stock Option Grant issued to four members of the Company Board of Directors on March 21, 2013 each granting 1,000,000 options exercisable at $.014 per share. (7)
10.10	Form of Securities Purchase Agreements and Convertible Promissory Note (“Note”) for the principal sum of $37,500 used in connection with the conversion by the holder of $27,000 resulting in the issuance of 3,544,699 shares of common stock by the Company. (5)
31.1	Sarbanes-Oxley Certification(8)
32.1	Sarbanes-Oxley Certification(8)

(1)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(8)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 13, 2013	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

