Form 10-Q
period 2013-06-30
XSUNX INC
filed 2013-08-12
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2013

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

The number of shares of common stock issued and outstanding as of August 12, 2013 was 388,280,675.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets June 30, 2013 (unaudited) and September 30, 2012 (audited)	3

Statements of Operations for the Three Months and Nine Months ended June 30, 2013 and 2012 (unaudited) and the period February 25, 1997 (inception) to June 30, 2013 (unaudited)	4

Statements of Shareholders Deficit for the Nine Months ended June 30, 2013 (unaudited)	5

Statements of Cash Flows for the Nine Months ended June 30, 2013 and 2012 (unaudited) and the period February 25, 1997 (inception) to June 30, 2013 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Qualitative and Quantitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	21

Item 4. Mine Safety Disclosure	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 36,782	$ 44,527
Prepaid expenses	16,897	162,186
Inventory	417,476	-
Total Current Assets	471,155	206,713

PROPERTY & EQUIPMENT
Office & Miscellaneous equipment	35,853	35,853
Machinery & equipment	232,084	232,084
Leasehold improvements	17,500	17,500
Total Property & equipment	285,437	285,437
Less accumulated depreciation	(237,015)	(206,178)
Net Property & Equipment	48,422	79,259

OTHER ASSETS
Manufacturing equipment in progress	-	309,082
Security deposit	5,700	5,700
Total Other Assets	5,700	314,782
TOTAL ASSETS	$ 525,277	$ 600,754

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LLIABILITIES
Accounts payable	$ 146,936	$ 143,555
Credit card payable	5,178	2,623
Accrued expenses	-	840
Accrued interest on notes payable	28,645	40,243
Derivative liability	538,540	150,926
Convertible promissory notes, net of $288,366 and $0 in discounts	263,363	63,465
Unsecured promissory note	-	350,000
Total Current Liabilities	982,662	751,652
TOTAL LIABILITIES	982,662	751,652

SHAREHOLDERS' DEFICIT
Preferred Stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 0 shares issued and outstanding, respectively.	50	-
Common stock, no par value;
500,000,000 authorized common shares 375,597,295 and 281,233,150 shares issued and outstanding, respectively.
Additional paid in capital	5,335,398	5,335,248
Paid in capital, common stock warrants	3,809,876	3,764,913
Deficit accumulated during the development stage	(38,418,227)	(36,592,653)

TOTAL SHAREHOLDERS' DEFICIT	(457,385)	(150,898)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 525,277	$ 600,754

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30,2012	June 30, 2013	June 30, 2012	From Inception February 25, 1997 through June 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ 14,880

OPERATING EXPENSES
Selling, general and administrative expenses	112,156	199,234	401,961	571,162	18,924,307
Research and Development	27,022	35,506	57,698	95,476	3,344,325
Depreciation and amortization	7,016	12,182	30,837	30,006	760,369

TOTAL OPERATING EXPENSES	146,194	246,922	490,496	696,644	23,029,001

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(146,194)	(246,922)	(490,496)	(696,644)	(23,014,121)

OTHER INCOME/(EXPENSES)
Interest income	-	-	-	-	445,537
Gain on sale of asset	-	-	-	-	16,423
Impairment of assets	-	-	-	-	(7,285,120)
Write down of inventory asset	-	-	-	-	(1,177,000)
Gain on legal settlement	-	-	-	-	1,279,580
Loan and commitment fees	-	(45,000)	(8,966)	(45,000)	(7,096,690)
Forgiveness of debt	-	-	-	-	592,154
Loss on conversion of debt	29,619	(283,939)	(641,231)	(496,874)	(1,082,753)
Gain/(loss) on change in derivative	(197)	61,585	(198,842)	68,184	(158,873)
Other, non-operating	-	-	-	-	(5,215)
Penalties	(250)	-	(250)	(22)	(869)
Interest Expense	(179,995)	(103,650)	(485,789)	(184,708)	(931,280)

TOTAL OTHER INCOME/(EXPENSE)	(150,823)	(371,004)	(1,335,078)	(658,420)	(15,404,106)

NET LOSS	(297,017)	(617,926)	(1,825,574)	(1,355,064)	(38,418,227)

BASIC AND DILUTED LOSS PER SHARE	0.00	0.00	(0.01)	(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	357,656,533	246,101,376	325,377,395	237,227,080

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Stock Options/ Warrants	Deficit Accumulated during the Development Stage	Total
Balance at September 30, 2012 (Audited)	-	-	281,233,150	$ 27,341,594	$ 5,335,248	$ 3,764,913	$ (36,592,653)	$ (150,898)

Issuance of common stock for conversion of notes and interest	-	-	51,663,508	651,735	-	-	-	651,735

Issuance of Series A Preferred stock	5,000	50	-	-	150	-	-	200

Issuance of common stock for debt	-	-	42,200,637	812,189	-	-	-	812,189

Issuance of common stock for commitment fees	-	-	500,000	10,000	-	-	-	10,000

Stock compensation cost	-	-	-	-	-	44,963	-	44,963

Net loss for the nine months ended June 30, 2013	-	-	-	-	-	-	(1,825,574)	(1,825,574)

Balance at June 30, 2013	5,000	$ 50	375,597,295	$ 28,815,518	$ 5,335,398	$ 3,809,876	$ (38,418,227)	$ (457,385)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30, 2013	June 30, 2012	February 25, 1997 through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,825,574)	$ (1,355,064)	$ (38,418,227)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	30,837	30,006	760,369
Common stock issued for services and other expenses	-	34,351	2,173,982
Stock option and warrant expense	44,963	129,834	4,084,066
Commitment fees	8,966	45,000	5,780,273
Asset impairment	-	-	7,285,120
Write down of inventory asset	-	-	1,177,000
(Gain)/loss on conversion and settlement of debt	641,229	496,874	615,790
Gain on sale of asset	-	-	(16,423)
Contributed capital and services	-	93,635	97,035
Settlement of lease	-	-	59,784
Change in derivative liability	198,842	(68,184)	158,873
Amortization of debt discount recorded as interest expense	441,537	146,129	648,002
Common stock issued for interest payable	19,498	-	24,618
Change in Assets and Liabilities:
(Increase)/Decrease in:
Prepaid expenses	69,632	(48,467)	58,298
Inventory held for sale	-	-	(1,417,000)
Other receivable	-	(2,500)	-
Other assets	-	-	(5,700)
Increase (Decrease) in:
Accounts payable	5,936	252,443	2,376,480
Accrued expenses	23,625	47,903	174,081
NET CASH USED IN OPERATING ACTIVITIES	(340,509)	(198,040)	(14,383,579)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	(32,736)	(21,830)	(5,942,649)
Proceeds from sale of assets	-	-	261,100
Payments on note receivable	-	-	(1,500,000)
Payments for leasehold improvements	-	(23,511)	-
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	-	(52,124)	(597,972)
NET CASH USED BY INVESTING ACTIVITIES	(32,736)	(97,465)	(8,059,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from convertible promissory notes	365,500	235,500	6,526,000
Proceeds for issuance of common stock, net	-	50,000	12,648,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	365,500	285,500	22,480,278
NET DECREASE IN CASH	(7,745)	(10,005)	36,782
CASH, BEGINNING OF PERIOD	44,527	66,576	-
CASH, END OF PERIOD	$ 36,782	$ 56,571	$ 36,782
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 423	$ 764	$ 121,157
Taxes paid	-	-	-
SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS

During the nine months ended June 30, 2013, the Company exchanged a demand note in the amount of $350,000 plus accrued interest of $35,863 for a new promissory note for an aggregate principal amount of $385,863. Also, during the period ended June 30, 2013, the company completed its manufacturing equipment in the amount of $417,476, which is now for sale. During the nine months ended June 30, 2012, in exchange for the note of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of the principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000. Also, during the nine months ended June 30, 2012, the Company issued 5,860,791 shares of common stock through a cashless exercise of stock purchase warrants. In addition, the Company issued 6,139,688 shares of common stock for the conversion of $95,500 promissory notes, which included interest of $3,820.

The accompanying notes are an integral part of these financial statements

 XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

June 30, 2013

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2012.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2013. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the nine months ended June 30, 2013, and had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended June 30, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2012.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2013, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  June 30,2013:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative Liability	$ 538,540	0	0	$ 538,540
Convertible Promissory Notes, net of discount	263,363	0	0	263,363
Total liabilities measured at fair value	$ 801,903	0	0	$ 801,903

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

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no pronouncements were adopted during the period.

3.

CAPITAL STOCK

At June 30, 2013, the Company’s authorized stock consisted of 500,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

On June 27, 2012, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 10,000 shares of its authorized Preferred Stock as Series A Preferred Stock.  The Series A Preferred Shares have a par value of $0.01 per share.  The Series A Preferred Shares do not have a dividend rate and are not redeemable. In addition, the Series A Preferred Shares rank senior to the Company’s common stock.  The Series A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote.  One or more shares of Series A Preferred Stock has the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of shares of Series A Preferred Stock shall be entitled to receive, immediately after any distributions to Senior Securities required by the Company's Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to Junior Securities but in parity with any distribution to Parity Securities, an amount per share equal to $.01 per share. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, and the Company has no redemption rights for Series A Preferred Stock issued.

On June 27, 2013, the Board of Directors of the Company authorized the issuance of 5,000 shares of Series A Preferred Stock (the “Shares”) to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The Shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

On June 27, 2013 our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to increase our authorized shares of Common Stock from 500,000,000 shares to 2,000,000,000 shares. Our majority stockholder, Mr. Djokovich submitted a written consent approving such amendment to the Article of Incorporation in lieu of a special meeting to the shareholders on June 28, 2013, to be effective upon the filing of an amendment to our Articles of Incorporation with the Secretary of State of Colorado. The Amendment will become effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Colorado. We will file the Amendment approximately (but not less than) 20 days after a definitive information statement was mailed to stockholders on or about July 19, 2013. As of June 28, 2013, Mr. Djokovich held 14,493,000 shares of the Company's common stock and 5,000 shares of the Company’s Series A Preferred stock representing the voting equivalent of 239,851,377 shares of common stock or approximately 63.85% of the Company's voting stock. The remaining outstanding shares of common stock are held by approximately 16,000 other shareholders.

During the nine months ended June 30, 2013, the Company issued 24,422,048 shares of common stock in response to the conversion by the holder of six Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of an 8% unsecured Convertible Note (“the Notes”). In the aggregate the Notes totaled at the time of conversion $213,800 in principal and accrued interest. The Company also issued 4,375,000 shares of common stock in response to the conversion by a holder of $26, 250 of principal and accrued interest under a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 under which the lender had advanced the principal sum of $50,000 as of June 30, 2013.

The Company also issued 6,000,000 shares of common stock in response to the conversion by a holder of $28,800 of principal under a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 under which the lender had advanced the principal sum of $150,000 as of June 30, 2013. Also, during the nine months ended June 30, 2013, the Company issued 500,000 shares of common stock at a price of $0.02 per share as an extension fee for a promissory note that had become due at September 30, 2012, and issued another 16,866,460 shares of common stock to the holder upon conversion by the holder of $134,448 of principal and accrued interest. The above shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

In accordance with a Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BX484549, the Company delivered 27,500,000 shares (“Initial Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge in settlement of approximately $494,561 in accounts payable of the Company (the “Accounts Payable”) and $54,317 for agent and attorney fees associated with the transaction. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

The Stipulation provided for an adjustment in the total number of shares, which may be issuable to Ironridge based on a calculation period and formula for the transaction (“Adjustment Shares”). The calculation formula is defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $2.5 million (the “Calculation Period”). Pursuant to the Stipulation, Ironridge would retain 1,500,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) through the end of the Calculation Period with an aggregate value equal to (a) the sum of the Accounts Payable plus 8% agent fee and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. Subject to the above Stipulation and formula during the nine months ended June 30, 2013, subject to request by Ironridge, the Company has issued 42,200,637 Adjustment Shares to Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

4.

STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  .

On March 21, 2013, the Company granted 1,000,000 stock options to each of the four non-affiliated members of its Board of Directors for a total of 4,000,000 options for continued services and performance to the Company. Each option vested upon issuance and provides for an exercise price of $0.014 per share (104% of the market price on the date of grant) and can be exercised at any time over a three-year period. On May 13, 2013, the Company granted 500,000 stock options to a consultant as incentive for services and performance to the Company. Two Hundred Fifty Thousand options vested upon issuance and the balance vest sixty days thereafter. The grant provides for an exercise price of $0.014 per share and can be exercised at any time over a two-year period.

For the period ended 6/30/2013
Risk free interest rate	0.29%- 0.38%
Stock volatility factor	138.33% - 169.56%
Weighted average expected option life	2-3 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	For the period ended 6/30/2013
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of the period	5,000,000	$ 0.110
Granted	4,500,000	0.014
Exercised	-	-
Expired	-	-
Outstanding, end of period	9,500,000	$ 0.066
Exercisable at the end of the period	8,250,000	$ 0.044
Weighted average fair value of options granted during the period		$ 0.014

The weighted average remaining contractual life of options outstanding issued under the plan as of  June 30, 2013 was as follows:

Exercisable Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$ 0.160	2,500,000	2,500,000	0.75 years
$ 0.014	500,000	250,000	1.87 years
$ 0.100	1,000,000	-	2.30 years
$ 0.014	4,000,000	4,000,000	2.73. years
$ 0.045	1,500,000	1,500,000	3.54 years
	9,500,000	8,250,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three-months ended June 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the nine months ended June 30, 2013 and 2012 was $44,963 and $129,834, respectively.

Warrants

The Company had no warrants outstanding as of June 30, 2013.

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

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Under the promissory Note the lender has advanced two tranches of $25,000 each to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the lender may choose in its sole discretion. The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Under the Promissory Note the Lender has advanced five tranches totaling $150,000 to the Company. The Lender may only advance additional consideration to the Company subject to consent by the Company. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will be required to repay only the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note. The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

During the nine months ended June 30, 2013, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") on November 7, 2012, January 18, 2013, February 21, 2013, and April 23, 2013. Each Purchase Agreement provided for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $37,500, $37,500, $53,000, and $37,500 respectively for an aggregate total of $165,500. After one hundred and eighty days from the date of issuance each Note can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Notes each mature nine months after issuance. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $673,647 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $441,537in interest expense for the period ended June 30, 2013, and the derivative liability is adjusted periodically according to stock price fluctuations.

At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$ 0.01
Conversion price for the debt	$ 0.005-$0.0085
Dividend yield	0.00%
Months to Maturity	9 months- 1 yr
Risk free rate	0.07%-0.20%
Expected volatility	147.29%-316.12%

The value of the derivative liability at June 30, 2013 was $538,540.

6.

SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

On July 2, 2013, in accordance with a Stipulation for Settlement of Claims (“Stipulation”), dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BC484549, the Company authorized the issuance of 1,383,380 shares (“Final Adjustment Shares”) of the Company’s common stock, no par value (“Common Stock”) to Ironridge in full and final settlement of approximately $494,561 in accounts payable of the Company (the “Accounts Payable”) and $54,317 for agent and attorney fees associated with the transaction. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

On July 9, 2013, the Company issued a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $37,500. After one hundred and eighty days the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures nine months after issuance. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

Between July 19 and 24, 2013, a holder of a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an 8% unsecured Convertible Note (“the Note”) in the principal amount of $37,500 converted the total of $ 39,000 of principal and accrued interest. Upon conversion, the Company issued an aggregate of 7,300,000 shares of common stock to the holder.

The Company also authorized the issuance of 4,000,000 shares of common stock on July 25, 2013, in response to the conversion by a holder of $14,400 of principal under a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 under which the lender had advanced the principal sum of $150,000 as of June 30, 2013.

In June 2012, the Company subleased approximately 2,000 square feet of commercial manufacturing space under a 12-month term for the assembly and testing of its CIGSolar technologies in Irvine, CA. The sublease has expired effect July 30, 2013 and the property owner has advised the Company that they may elect to market and sell the facility. The Company is currently leasing month to month while it evaluates either relocating to different facilities or negotiates a sublease for one or more years with its current property owner. If we elect to relocate, we will experience a period of disruption to operations during the relocation process.

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

Business Overview

XsunX, Inc. is developing and has begun to market a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our proprietary evaporation technology, incorporating patent pending processing technology, which we call CIGSolar®, focuses on the mass production of thin-film CIGS solar cells utilizing a proprietary multi-area thermal deposition process to minimize processing defects to create highly uniform CIGS films. The system allows for the use of stainless steel wafers or foils that, in their final size format, can match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells. We intend to offer licenses for the use of the CIGSolar® process technology thereby generating revenue streams through licensing fees and manufacturing royalties for the use of the technology.

Our efforts have been focused on the development and customization of a thermal co-evaporation processing system that when combined with a series of specialized processing tools provides a turn-key high-throughput manufacturing system to produce CIGS solar cells.

Core attributes to our process method are the use of multi-area thermal co-evaporation techniques coupled with state-of-the-art sputter deposition technologies to improve manufacturing output, increase cell efficiency, production yields, and lower the costs for the production of high efficiency CIGS cells.

There are five (5) core process tools required that when combined will produce thin-film CIGS solar cells. We believe that it will be the ability of our system to minimize processing defects while maintaining exceptional per hour production rates that will provide superior commercial opportunities. CIGSolar® cells can be manufactured on stainless steel squares sized to match silicon solar cells currently used in more than 75% of all solar modules manufactured today.

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

Change of Control

On June 27, 2012, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 10,000 shares of its authorized Preferred Stock as Series A Preferred Stock.  The Series A Preferred Shares have a par value of $0.01 per share.  The Series A Preferred Shares do not have a dividend rate and are not redeemable. In addition, the Series A Preferred Shares rank senior to the Company’s common stock.  The Series A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote.  One or more shares of Series A Preferred Stock has the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of shares of Series A Preferred Stock shall be entitled to receive, immediately after any distributions to Senior Securities required by the Company's Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to Junior Securities but in parity with any distribution to Parity Securities, an amount per share equal to $.01 per share. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, and the Company has no redemption rights for Series A Preferred Stock issued.

On June 27, 2013, the Board of Directors of the Company authorized the issuance of 5,000 shares of Series A Preferred Stock (the “Shares”) to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The Shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration.  As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

On June 27, 2013 our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to  increase our authorized shares of Common Stock from 500,000,000 shares to 2,000,000,000 shares. Our majority stockholder, Mr. Djokovich submitted a written consent approving such amendment to the Article of Incorporation in lieu of a special meeting to the shareholders on June 28, 2013, to be effective upon the filing of an amendment to our Articles of Incorporation with the Secretary of State of Colorado. The Amendment will become effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Colorado. We will file the Amendment approximately (but not less than) 20 days after a definitive information statement was mailed to stockholders on or about July 19, 2013. As of June 28, 2013, Mr. Djokovich held 14,493,000 shares of the Company's common stock and 5,000 shares of the Company’s Series A Preferred stock representing the voting equivalent of 239,851,377 shares of common stock or approximately 63.85% of the Company's voting stock. The remaining outstanding shares of common stock are held by approximately 16,000 other shareholders.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO THE SAME PERIOD IN 2012

Revenue:

The Company generated no revenues for the periods ended June 30, 2013 and 2012 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

General and Administrative Expenses:

General and administrative expenses for the three-month period ending June 30, 2013 were $112,156 as compared to $199,234 during the same period in 2012. The decrease of $87,078 was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and which focuses on the development of its new CIGSolar® thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the three-month period ended June 30, 2013 were $27,022 as compared to $35,506 during the same period in 2012. The decrease of $8,484 was primarily due to a reduction in research related efforts used in the period on the development of our new thin film solar manufacturing technology CIGSolar®. During the period research related efforts were minimized and the majority of resources were focused on our efforts to complete the testing, adjustment, and calibration of a full sized multi-chamber CIGSolar® evaporation processing system for use in marketing efforts of the system and our CIGSolar® technology. We anticipate that future R&D expense will again increase as we complete this process.

Other Income and Expenses:

        Other income and expenses for the three-month period ended June 30, 2013 were $150,823 as compared to $371,004 during the same period in 2012. The increase of $220,181 was primarily due to an increase in the gain on conversion of debt of $313,558, loss on change in fair value of derivative liability of $61,782, amortization of debt discount recognized as interest expense of $84,471, and penalties of $250, and a decrease in interest expense of $8,126 and finance commitment fees of $45,000.

Net Loss:

The net loss for the three-months ended June 30, 2013 was $297,017 as compared to a net loss of $617,926 for the same period 2012. The decrease in net loss of $320,909 includes the reduction to operating expenses of $100,728, which includes an increase to non cash stock compensation cost of $1,824, with decreases to contributed services of $10,558, depreciation expense of $5,166, and  other expenses of $220,181 related to financing costs, The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SAME PERIOD IN 2012

Revenue:

The Company generated no revenues for the nine months ended June 30, 2013 and 2012 respectively. Additionally, there was no associated cost of sales. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

General and Administrative Expenses:

General and administrative expenses for the nine-months ended June 30, 2013 were $401,961 as compared to $571,162 during the same period in 2012. The decrease of $169,201 was related primarily to a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and which focuses on the development of its new CIGSolar® thin film solar manufacturing technology. We anticipate that expenditures associated with the commercial development and sales of our thin-film solar manufacturing technologies will increase SG&A expenditures in the future. However, we plan to offer our technology as a licensable process to existing solar product manufacturers which we anticipate will mitigate future expenditures that would normally be associated with our need to establish direct large scale manufacturing capabilities and the associated facility infrastructure.

Research and Development:

Research and development for the nine-months ended June 30, 2013 were $57,698 as compared to $95,476 during the same period in 2012. The decrease of $37,778 was primarily due to a reduction in research related efforts used in the period on the development of our new thin film solar manufacturing technology CIGSolar®. During the period research related efforts were minimized and the majority of resources were focused on our efforts to complete the testing, adjustment, and calibration of a full sized multi-chamber CIGSolar® evaporation processing system for use in marketing efforts of the system and our CIGSolar® technology. We anticipate that future R&D expense will again increase as we complete this process.

Other Income and Expenses:

        Other income and expenses for the nine-month period ended June 30, 2013 were $1,335,078 as compared to $658,420 during the same period in 2012. The increase of $676,658 was primarily due to an increase in gain on conversion of debt of $144,357, the loss on change in fair value of the derivative liability $267,026, amortization of debt discount recognized as interest expense of $295,408, interest expense of $5,673, and penalties of $228, with a decrease in finance commitment fees of $36,034.

Net Loss:

The net loss for the nine-months ended June 30, 2013 was $1,825,574 as compared to a net loss of $1,355,064 for the same period 2012. The increase in net loss of $470,510 includes a decrease in operating expenses of $206,148, which includes the non cash stock compensation of $84,870, contributed services of $93,635, and an increase in depreciation of $831, with an increase in other income and expenses of $676,658 related primarily to financing costs. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had a working capital deficit of $511,507 as compared to $544,939 at September 30, 2012. This decrease in working capital deficit of $33,432 was due primarily to a decrease in prepaid expenses and an increase in inventory, accounts payable, convertible promissory notes, and derivative liability related to financing costs.

During the nine months ended June 30, 2013, the Company used $340,509 of cash for operating activities, as compared to cash used of $198,040 for the same period 2012. The increase in cash used of $142,469 for operating activities was primarily due to an decrease in prepaid expenses, accounts payable, accrued expenses, and non cash commitment fees, with an increase in loss on conversion of settlement of debt, change in derivative, amortization of debt discount, and interest payable with common stock, and a general reduction to salaries, staffing, and operating expenses under the Company’s re-focused plan of operations that began in January 2012 and which focuses on the development of its new CIGSolar® thin film solar manufacturing technology.

Cash used by investing activities for the nine-months ended June 30, 2013 was $32,736, as compared to cash used of $97,465 for the same period 2012. The net decrease of cash used in investing activities was primarily due to the decrease in the purchase of tangible assets and leasehold improvements compared to the prior period.

Cash provided by financing activities for the nine-months ended June 30, 2013 was $365,500, as compared to $285,500 for the same period 2012. Our capital needs have primarily been met from the proceeds of private placements and the sale of convertible debt, as we are currently in the development stage and had no revenues.

Our financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through June 30, 2013. Our independent registered public accounting firm has issued their report dated August 14, 2013, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine-months ended June 30, 2013, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $365,500.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to develop, market, and sell a thin film solar manufacturing concept that we believe provides an opportunity for XsunX to establish a competitive advantage within the solar industry, and as of the period ended June 30, 2013, did not have any significant revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, maintain our research and development efforts necessary to complete the development of marketable products or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse effect on our business.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issuances

During the nine months ended June 30, 2013, the Company issued 24,422,048 shares of common stock in response to the conversion by the holder of six Securities Purchase Agreements (the "Purchase Agreements") each providing for the sale by the Company of an 8% unsecured Convertible Note (“the Notes”). In the aggregate the Notes totaled at the time of conversion $213,800 in principal and accrued interest. The Company also issued 4,375,000 shares of common stock in response to the conversion by a holder of $26,250 of principal and accrued interest under a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 under which the lender had advanced the principal sum of $50,000 as of June 30, 2013. The Company also issued 6,000,000 shares of common stock in response to the conversion by a holder of $28,800 of principal under a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 under which the lender had advanced the principal sum of $150,000 as of June 30, 2013. Also, during the nine months ended June 30, 2013, the Company issued 500,000 shares of common stock at a price of $0.02 per share as an extension fee for a promissory note that had become due at September 30, 2012, and issued another 16,866,460 shares of common stock to the holder upon conversion by the holder of $134,448 of principal and accrued interest. The above shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On May 13, 2013, the Company granted 500,000 stock options to a technical consultant for services and performance to the Company. The grant vests and becomes exercisable in the amount of 250,000 shares upon the effective date and the balance of 250,000 sixty days thereafter. The grant provides for a purchase price of $0.014 per share and can be exercised at any time over a two-year period.

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

The Stipulation provided for an adjustment in the total number of shares, which may be issuable to Ironridge based on a calculation period and formula for the transaction (“Adjustment Shares”). The calculation formula is defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the Common Stock, as reported by Bloomberg LP, to exceed $2.5 million (the “Calculation Period”). Pursuant to the Stipulation, Ironridge would retain 1,500,000 shares of the Company’s Common Stock, plus that number of shares (the “Final Amount”) through the end of the Calculation Period with an aggregate value equal to (a) the sum of the Accounts Payable plus 8% agent fee and reasonable attorney fees through the end of the Calculation Period, (b) divided by 80% of the following: the volume weighted average price (“VWAP”) of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. Subject to the above Stipulation and formula during the nine months ended June 30, 2013, subject to request by Ironridge, the Company has issued 42,200,637 Adjustment Shares to Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to develop marketable technologies for the manufacture of thin film solar technologies, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

Series A Preferred Shares Issuance

On June 27, 2013, the Board of Directors of the Company authorized the issuance of 5,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The Shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration.  As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

The above shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other information

Not Applicable

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

10.1

Form of Securities Purchase Agreements and Convertible Promissory Notes (“Notes”) used in connection with the conversion by the holder of seven Notes between October 1, 2012 and July 24, 2013 totaling $252,800 in principal and accrued interest resulting in the issuance of 31,722,047 shares of common stock by the Company. (1)

10.2

Form of Exchange Agreement and Exchange Note used in connection with the exchange and 12-month extension to a promissory note that had become due September 1, 2012. The issuance of 500,000 shares as an extension fee thereunder, and the conversion by the holder of $134,448 of principal and accrued interest resulting the issuance of 16,866,460 shares of common stock by the Company. (2)

10.3

June 27, 2012 Order for Approval of Stipulation for settlement of claims between the Company and Ironridge used to settle approximately $548,878 in account payables, the issuance of 27,500,000 initial shares, and 42,200,637 adjustment shares and 1,383,380 final adjustment shares. (4)

10.4

Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale on November 7, 2012, January 18, 2013,  April 23, 2013, and July 9, 2013 of convertible promissory notes each in the amount of $37,500,  and on February 21, 2013 in the amount of $53,000. (1)

10.5

Form of Convertible Promissory Note used in connection with the sale on November 7, 2012 of a convertible promissory note in the amount of up to $78,000, and issuance of 4,375,000 shares by the Company for conversion on May 8, 2013 by the holder of $26,250 of accrued principal and interest thereunder. (2)

10.6

Form of Convertible Promissory Note used in connection with the sale of a convertible promissory note on December 13, 2012 in the amount of up to $250,000, and issuance of 6,000,000 shares by the Company for conversion on June 17, 2013 by the holder of $28,800 of accrued principal thereunder. (2)

10.7	Form of Stock Option Grant issued to four members of the Company Board of Directors on March 21, 2013 each granting 1,000,000 options exercisable at $.014 per share. (3)
10.8	Form of Stock Option Grant issued to a technical services consultant on May 13, 2013 granting 500,000 options exercisable at $.014 per share. (4)

31.1	Sarbanes-Oxley Certification(4)
31.2	Sarbanes-Oxley Certification(4)

101.INS	XBRL Instance Document(4)
101.SCH	XBRL Taxonomy Extension Schema Document(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(4)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 12, 2013	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Financial Officer

EXHIBIT 31.1

OFFICER’S CERTIFICATE

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Tom M. Djokovich, certify that:

1.     I have reviewed this Form 10-Q for the period ended June 30, 2013 of XsunX, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer (s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2013

/s/ Tom M. Djokovich
Name: Tom M. Djokovich
Titles: Chief Executive Officer, Principal Financial and Accounting Officer, and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XsunX, Inc. (the “Company”) on Form 10-Q for the nine-months ended June 30, 2013 as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:     August 12, 2013

/s/ Tom M. Djokovich
Name: Tom M. Djokovich
Title: Chief Executive Officer, Principal Financial and Accounting Officer, and Director

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the U.S. Securities and Exchange Commission or its staff upon request.