Form 10-K
period 2013-09-30
XSUNX INC
filed 2014-01-14
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

Yes  ☐ NO  ☒

As of March 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,610,354 million based on the closing price as reported on the OTCBB.

As of January 14, 2014, there were 519,821,256 shares of the registrant’s company common voting stock outstanding.

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

Organization

XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and changed its name, to XsunX, Inc.

Business Overview

XsunX focuses on providing solar energy solutions that provide the greatest bottom-line financial benefits to businesses. Our background and experience spans virtually all aspects of solar including technology assessment, design, and development.

Our business development efforts for the majority of the year ended September 30, 2013, centered on the development and marketing of a licensable low cost entry point solution for the manufacture of Copper Indium Gallium Selenide (CIGS) thin film solar cells which we call CIGSolar®.

During the period we completed the assembly of a thin film solar cell co-evaporation system central to the design of our CIGSolar® technology, and worked to calibrate the system, make adjustments to its new design as testing results warranted, and marketed the benefits of the technology to potential licensees. Such potential licensees consisted primarily of companies working to establish vertically integrated solar module manufacturing operations to service emerging demand in developing economies and regions.

In September 2013, in response to what the Company foresees as increasing demand within the commercial real-estate markets in California for the installation of solar electric photovoltaic (PV) systems, we began to prepare our operations to diversify and include services for the sale, design, and installation of solar electric PV systems. We intend to operate as a licensed contractor in California providing such services.

Initially, we plan to complete the preparation for the sale and delivery of solar PV system design and installation services in the first quarter of fiscal 2014, and begin to market to commercial and industrial business and facility owners in the California market.

We see this as a significant business development opportunity as management has the skillset associated with construction management, the licensing qualifications necessary for us to qualify as a licensed contractor in California, we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV system, and there is a market demand available for us to provide these services to. We plan to focus a large portion of operations on the rapid development and market acceptance for our solar electric PV systems design and installation services.

Solar Industry Segments, Technology, and Pricing Trends

The solar industry, in general, is comprised of four primary segments consisting of:

• Equipment suppliers for the manufacture of photovoltaic (PV) solar cells and solar module assembly;

• Manufacturers who produce solar cells and assemble solar modules;

• Balance of solar PV system component suppliers who provide the materials and technologies for the assembly and operation of the end-user installed solar PV system, and;

• Licensed providers of solar PV system design and installation services to end-users.

PV Industry Manufacturing by Technology Type, Capacity, and Trends

According to a September 2013 report by Bloomberg New Energy Finance, total solar module production and installations in 2013 are projected to be approximately 37 Giga Watts (GW). Technologies produced by PV type were approximately 60% Poly-silicon, 30% Mono-silicon, 4% thin film Cadmium Telluride, 2% thin film Copper Indium Gallium Selenide (CIGS), and 4% all others.

Silicon solar cells and modules comprise the super majority of PV production at approximately 90% market share, and according to an October 2013 report by NDP Solarbuzz, are anticipated to remain the dominant technology and to increase market share in 2014 while thin film technology production is expected to continue to lose market share, declining from a collective 9.4% in 2013 to 8.9% in 2014.

Controlled capital spending across the manufacturing supply chain of these PV technologies is expected to continue to follow proportionally to meet increasing product demand.  Spending on capital equipment is therefore expected to remain selective as manufacturers continue to leverage installed capacities to extract maximum economies. This tactic is consistent with the highly cautious approach to investing in or transitioning next-generation technologies from the research lab to mass production by solar cell and solar module manufacturers.

Industry Pricing and Growth Trends

According to reports by the U.S. Solar Energy Industries Association (SEIA) solar module costs in the second quarter of calendar 2013 were down by 60% compared to the first quarter of 2011. Due to an increase in demand for solar modules, and a continued consolidation of the supply chain, this trend of steep average selling price (ASP) decline for solar modules has begun to stabilize and quarter over quarter blended solar module per watt (“W”) pricing has increased by 3% from $0.68/W in the second quarter of calendar 2013 to $0.70/W in the third quarter calendar 2013.

Reports provided by U.S. Energy Department (USDE) indicate that the installed price reductions for solar PV systems that are driving record installation demand are primarily attributable to the steep reductions noted above in the price of solar modules. The USDE reports that from 2008 to 2012, annual average module prices on the global market fell by $2.60/W, representing about 80% of the total decline in solar PV system installed pricing over that period.

While solar PV system installed costs have continued to decline the rebates and other forms of cash incentives for residential and commercial PV systems that are offered by state agencies and utilities in many U.S. regions have also declined. According to reports by the USDE over the period of 2011 to 2012, median cash incentives from state and utility programs fell by $0.40/W to $0.60/W, depending on PV system size. Still, with the installed costs for solar PV systems at all-time lows, and utility provided electric costs at all-time highs, reports by the SEIA indicate that as much as 20% of installations have forgone state and utility incentives in the first half of 2013.

Meanwhile, other sources of financial support for solar PV projects such as the 30% federal investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016, and depreciation tax incentives, can be coupled with state and utility incentives to provide significant cash value offsets to the installed costs for solar PV systems.

Together, the steep reductions to the installed per watt costs for solar PV systems and continued cash and tax incentives have created favorable market trends for the purchase and installation of residential and commercial solar PV systems. Specifically, California’s PV installation market has seen continued strong growth. A report by the SEIA indicates that the second calendar quarter of 2013 ranks as the strongest second quarter in the state’s history, with installations up 78% in the residential market and 26% in the non-residential market year-over-year.

For residential and non-residential projects, an enabling sales incentive for solar PV system developers has been higher retail rates for electricity and the ability for customers to use net metering (NEM) to offset up to 100% of their typical energy consumption costs, coupled with the federal 30% Investment Tax Credit, and accelerated depreciation for systems purchased by businesses.

Sales, Marketing and Planned Operations

CIGSolar® Thin Film Systems Licensing and Sales

We have through September 2013 devoted the majority of our resources to the development of a low cost solution for the manufacture of Copper Indium Gallium Selenide (CIGS) thin film solar cells which we call CIGSolar®. Our target market and customer for this technology are manufacturers who produce solar cells and assemble solar modules.

During the 2012 and 2013 all manufacturers of thin film solar technologies that had previously enjoyed significant per watt price advantages have seen this advantage erode and as a result there has been a continued significant reduction to the number of companies that produce or intended to produce thin film solar products in the 2013 calendar period as compared to the same period ended 2012 and 2011. This is consistent with reports by the U.S. Solar Energy Industries Association (SEIA) indicating that silicon solar modules are anticipated to remain the dominant technology and increase market share in 2014 while thin film technology production is expected to continue to lose market share, declining from a collective 9.4% in 2013 to 8.9% in 2014.

In response to these trends, we have worked to re-focus marketing efforts into developing economic regions where the modular design of our technology can allow for significantly reduced initial start-up costs. However, challenges we face in these new markets are associated with the need for our target customers to gain government and financial support necessary to execute business plans. We anticipate that this may continue to pose a challenge to us through 2014 and is consistent with an October 2013 report by NDP Solarbuzz indicating that investments in new thin-film manufacturing equipment declined to an eight-year low during 2013, but are forecast to increase in 2015, as existing suppliers and new entrants into the market plan to add capacity.

We intend to continue to market our multi-chamber CIGSolar® thermal co-evaporation technology and system to third parties, however we do not anticipate devoting substantial resources towards additional testing, calibration, or enhancements to the system until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Planned Solar PV System Design and Installation Services

While the market conditions for increased capital expenditures for thin film solar cell manufacturing technology continue to resolve we anticipate, and market reports substantiate, that demand for solar electric PV systems servicing commercial and industrial properties will increase and provide us with significant business development opportunities servicing the California commercial real-estate market, which ranks as the largest in the United States according to reports by the SEIA.

We plan to complete the preparation for the sale and delivery of solar PV system design and installation services in the first quarter of fiscal 2014, and begin to market to commercial and industrial business and facility owners in the California market.

We see this as a significant business development opportunity as management has the skillset associated with construction management, the licensing qualifications necessary for us to qualify as a licensed contractor in California, we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV system, and there is a market demand available for us to provide these services to.

We plan to focus a large portion of operations on the rapid development and market acceptance for our solar electric PV systems design and installation services. We believe that these efforts may provide us with the fastest path to revenue generation and the ability to reduce future dependency on the sale of debt or equity to fund operations.

At this time we do not plan to manufacture CIGS solar modules for use in the solar PV systems that we market and install. The current configuration of our CIGSolar® evaporation systems have been established for marketing demonstration and development purposes, which is consistent with our licensing sales model for this technology.

Solar PV System Operations and Supply

We plan to purchase major components such as solar panels, inverters, and solar module mounting hardware directly from multiple manufacturers. We intend to establish direct factory purchasing relationships when possible. We plan to select these suppliers and components based on cost, reliability, warranty coverage, ease of installation, application design, technology advantages, and enter into contractual arrangements with major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, delivery and other customary terms.

Additionally, to compete favorably we plan to establish relationships with lenders through which we can offer financing of the systems we design and install as an alternative cash management solution for our target customers, and a sales inducement to purchase systems.

For the foreseeable future we anticipate that we will purchase the systems components for each project on an as-needed basis from the suppliers at the then-prevailing prices pursuant to purchase orders issued under any contractual arrangements we may have in place. Due to the volatility of component pricing we do not anticipate any supplier arrangements that will contain long-term pricing or volume commitments. Should our sales efforts, volume, and market conditions warrant we may in the future elect to make purchase commitments to ensure sufficient supply of components. We plan to purchase solar panels containing cells manufactured outside of China, and accordingly we do not anticipate to be adversely impacted by any U.S. government imposed tariffs on solar cells manufactured in China.

Our intent is to provide complete solar PV project design, management of engineering, facility preparations, installation of systems, repair or restoration to all affected areas resulting from the installation process, and any ongoing maintenance agreements as may be sold. To accomplish this we intend to use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we intend to provide qualified staff to supervise project operations, inspections, and system start up and energizing. We plan to also develop in-house installation and general assembly of systems capabilities through the addition of qualified staff.

Competitive Solar Industry Conditions

In the fiscal year ended September 30, 2013, over developed production capacities for silicon solar cells, which have existed for several years, continued to create highly competitive conditions for solar modules and the components and technologies used in their manufacture. According to reports by the U.S. Solar Energy Industries Association (SEIA) these competitive conditions have resulted in extensive price reductions of approximately 60% between calendar Q1 2011 and calendar Q2 2013 for solar products incorporating the use of silicon solar cells. These market sales price reductions have significantly affected operating margins at the solar module manufacturer level, and restructured the project planning process and selection of installed solar technologies at the solar PV systems project developer level.

All manufacturers of thin film solar technologies that had previously enjoyed significant per watt price advantages have seen this advantage erode and as a result there has been a continued significant reduction to the number of companies that produce or intended to produce thin film solar products in the 2013 calendar period as compared to the same period ended 2012 and 2011. This is consistent with reports by the U.S. Solar Energy Industries Association (SEIA) indicating that silicon solar modules are anticipated to remain the dominant technology and increase market share in 2014 while thin film technology production is expected to continue to lose market share, declining from a collective 9.4% in 2013 to 8.9% in 2014.

Controlled capital spending across the manufacturing supply chain of both silicon and thin film PV technologies is, at best, expected to continue to follow proportionally to meet increasing product demand. Manufacturers, while interested in maintaining the ability to supply growth in market demand, do not want to re-create the abundant over supply conditions that created significant average selling price per watt reductions in the 2011 and 2012 periods.

Spending on capital equipment is therefore expected to remain selective as manufacturers continue to leverage installed capacities to extract maximum economies. This tactic is consistent with the highly cautious approach to investing in or transitioning next-generation technologies from the research lab to mass production by solar cell and solar module manufacturers. This trend has significantly reduced the pool of our potential customers in developed markets and our ability to produce sales associated with our CIGSolar® technology.

We anticipate that this trend will pose a challenge to us through 2014 and is consistent with an October 2013 report by NDP Solarbuzz indicating that investments in new thin-film manufacturing equipment declined to an eight-year low during 2013, but are forecast to increase in 2015, as existing suppliers and new entrants into the market plan to add capacity.

Company Response to Market Conditions

In response to the trends noted above, of reduced and cautious commitment to capital expenditures on new production capacity or new technologies in developed markets we have worked to re-focus marketing efforts into developing economic regions where the modular design of our technology can allow for significantly reduced initial start-up costs. However, challenges we face in these new markets are associated with the need for our target customers to gain government and financial support necessary to execute business plans.

We intend to continue to market our multi-chamber CIGSolar® thermal co-evaporation technology and system to third parties, but we do not anticipate devoting substantial resources towards additional testing, calibration, or enhancements to the system until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Conversely, the demand for, and installations of, solar PV systems has continued to increase with overall global installations of solar electricity projects projected to approach 37 giga watts in the calendar year ending 2013, an approximate 20% increase from 2012 according to reports by the SEIA. Together, the steep reductions to the installed per watt costs for solar PV systems, and continued cash and tax incentives, have created favorable market trends for the purchase and installation of residential and commercial solar PV systems. Specifically, California’s PV installation market has seen continued strong growth. The reports by the SEIA indicated that the second quarter 2013 ranks as the strongest second quarter in the state’s history, with installations up 78% in the residential market and 26% in the non-residential market year-over-year.

In response to these expanding opportunities for the sale of solar electric PV systems to the end user market we plan to complete the preparation for the sale and delivery of solar PV system design and installation services in the first quarter of fiscal 2014, and begin to market to commercial and industrial business and facility owners in the California market.  We see this as a significant business development opportunity and we plan to focus a large portion of operations on the rapid development and market acceptance for our solar electric PV systems design and installation services.

Competition and Positioning of Our Services

As we enter the solar PV design and installation market we believe that our primary competitors will be the traditional utilities that supply energy to our target customers who are owners and operators of businesses and commercial real-estate properties. We will compete with these traditional utilities primarily based on current price, predictability of future price, and the financial cost incentives and ease by which customers can switch to electricity generated by solar PV energy systems we market. We believe that upon completion of the development of our plans we will compete favorably with regional utilities based on these factors in the areas we service.

When offering our solar PV system design and installation services we will compete with companies that provide products and services in distinct segments of the solar energy value chain. Some of the current competitors in the solar energy system installation market include American Solar Electric, Inc., Petersen Dean, Inc., Real Goods Solar, Inc., REC Solar, Inc., Verengo, Inc., Chevron Corporation, and SunPower Corporation along with many smaller local solar system companies.

We believe that upon completion of the preparation for the delivery of these new services we can compete favorably with these companies. Our plan is to focus primarily on the commercial systems market and provide extensive services in which we work with clients to establish the ideal solar PV system design through comprehensive financial analysis to determine the best return on system investment for each client. We then design, install, and service all aspects providing a single point of contact and accountability for the entire system installation and product group that we offer clients.

As an example, a customer with extensive power costs would like to mitigate long term power costs through the addition of on-site solar PV electrical generation. However, the application of solar to anyone of their existing facilities could require structure rehabilitation or modifications to allow for the solar installation. This type of project requires that the client either identify and manage numerous service and trade providers, or that they retain a licensed general contractor capable of design and rehabilitation analysis from a cost benefit standpoint, management of the engineering and permitting process, structural, soils, and facilities corrective work, and installation of the solar PV systems. Our management provides the skillset associated with construction management, the licensing qualifications necessary for us to qualify and operate as a licensed contractor in California, and we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV systems.

We anticipate that while the above example may not be indicative of all projects, the ability to offer extensive or integrated services may allow us to compete outside of the typical cost per watt only analysis while also providing for significant differentiation and additional sources of sales and revenue streams.

Intellectual Property

The following is an outline of certain patents and technologies we are developing, have acquired, or licensed:

The Company has worked to develop a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our system and processing technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells.

The Company is developing a manufacturing solution to produce high performance Copper Indium Gallium Selenide (CIGS) thin film solar cells.  Our system and processing technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and can be offered as a lowest-cost alternative to the use of silicon solar cells. We have designed a proprietary system for a process known as co-evaporation used in the manufacture of the solar absorbing material CIGS. Certain key features related to this system we believe may qualify for patent protection. In July 2012 we filed three (3) claims related to our thermal effusion source installation design. We have been advised by the USPTO that first action and review of this application will occur approximately fifteen (15) months from our initial filing or on or about October 2013. As we may continue to refine our designs and process technologies we may elect to abandon, modify, or file additional applications, and we may seek to enforce our claims through filing of utility patents.

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

As we may continue to develop new technologies or business methods, we may actively seek patent protection for certain aspects related to methods and apparatus we develop. We can give no assurance that any such patent(s) will be granted for any process and manufacturing technology that we may develop individually or in conjunction with third parties.

We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have not been subject to any intellectual property claims.

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2013.

Compliance with Environmental Laws and Regulations

The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control. Compliance with these regulations by the Company has required that, when necessary, we retain the use of consulting firms to assist in the engineering and design of systems related to equipment operations, management of industrial gas storage and delivery systems, and occupancy fire and safety construction standards to deal with emergency conditions. We do not anticipate that these costs will have a material effect on the Company’s operations or competitive position, and the cost of such compliance has not been material to date. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

Employees and Consultants

As of the fiscal year ended September 30, 2013, we had three employees including Mr. Tom Djokovich who is the President and CEO. This represents no change to the same period ended 2012. To compensate our need for scientific and technical productivity the Company also relies on qualified consultants to perform specific functions that otherwise would require an employee. As we expand our business developments efforts to include solar PV system design and installations we will need to add staff to adequately respond to sales inquiries, project management, and general labor as warranted. We consider relations with our employees and consultants to be good.

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

We Have Not Generated Any Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are a development stage company and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2013 and 2012 was $(2,522,382) and $(1,555,194), respectively. Net cash used for operations was $(441,718) and $(379,240) for the years ended September 30, 2013 and 2012, respectively. At September 30, 2013, we had a working capital deficit of $(889,448). From inception through September 30, 2013, we had an accumulated deficit of $(39,115,035) at September 30, 2013.

The items discussed above and herein raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, whether our products will achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We expect that we will need to obtain additional financing to continue to operate our business, including expenditures to expand operations for the sales, design, and installation of solar PV systems, and to continue to complete the commercialization of marketable thin film manufacturing technologies. This financing may be unavailable or available only on disadvantageous terms which could cause the use to curtail our business operations and delay the execution of our business plan.

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, successfully expand operations to include the sales, design, and installation of solar PV systems, complete the sales or development of marketable technologies, products, or services, develop a sales network, or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of any portion or all of our business plans, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on significantly during the year ended September 30, 2013, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

As we enter the solar PV system sales, design, and installation market existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for the solar energy systems we design and market.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our target customers’ cost to use our systems and make them less desirable, thereby harming our future business, prospects, financial condition and results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. Any similar government or utility policies adopted in the future could reduce demand for our products and services and adversely impact our growth.

As we enter the solar PV system sales, design, and installation market we rely on net metering and related policies to offer competitive pricing to our target customers in our key market of California.

California has a regulatory policy known as net energy metering, or net metering. Net metering typically allows our target customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system in excess of electric load that is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Our ability to sell solar energy systems or the benefits of the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering, or the imposition of new charges that only or disproportionately impact customers that utilize net metering. Our ability to sell solar energy systems or the benefits of the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

Limits on net metering, interconnection of solar energy systems and other operational policies in our key market could limit the number of solar energy systems installed there. For example, California utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” This cap on net metering in California was increased to 5% in 2010 as utilities neared the prior cap of 2.5%. New California legislation passed in October 2013 establishes a process and timeline for developing a new program with no participation cap that would apply after the current cap of 5% is reached. If the current net metering caps in California, are reached, or if the amounts of credit that customers receive for net metering are significantly reduced, our target customers will be unable to recognize the current cost savings associated with net metering. We anticipate that we will substantially rely on net metering to establish competitive pricing for our solar PV system sales with our prospective customers. The absence of net metering for customer acquisition would greatly limit demand and our ability to effectively market our solar energy system benefits.

As we enter the solar PV system sales, design, and installation market these business operations will depend on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our planned business expansion.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We will rely on these governmental rebates, tax credits and other financial incentives to market the low cost operating and investment benefits of solar PV systems to our target customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. Certain reductions or terminations could occur without warning.

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our future results of operations and our ability to offer solar PV systems as a competitive alternative to utility provided electricity.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business development efforts as we enter the solar PV system sales, design, and installation market and cause a material adverse effect to our future financial condition and results of operations.

Our target customer’s decision to invest in renewable energy through us will be primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or from other renewable energy sources would harm our ability to offer competitive alternatives and could harm our business. The price of electricity from utilities could decrease as a result of any number of market conditions including:

•	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies, and ;

•	a reduction in the price of natural gas as a result of new drilling techniques or a relaxation of associated regulatory standards.

A reduction in utility electricity prices would make the investment by our target customers into the solar PV systems that we design and install less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease due to any of these reasons, or others, we would be at a competitive disadvantage, we may be unable to attract customers and our growth would be limited.

A material drop in the retail price of utility-generated electricity would particularly adversely impact our ability to attract commercial customers which represent our target customer base.

We anticipate that commercial customers will comprise a significant portion of our business, and the commercial market for energy is particularly sensitive to price changes. Typically, commercial customers pay less for energy from utilities than residential customers. Any future decline in the retail rate of energy for commercial entities could have a significant impact on our ability to attract commercial customers. We may be unable to offer solar energy systems for the commercial market that produce electricity at rates that are competitive with the price of retail electricity on a non-subsidized basis. If this were to occur, we would be at a competitive disadvantage to other energy providers and may be unable to attract new commercial customers, and our future business operations would be harmed.

Rising interest rates could adversely impact all aspects of our current and planned business operations.

Changes in interest rates could have an adverse impact on our business by increasing the cost of capital for our target customers. For example rising interest rates may negatively impact our ability to provide financing sources on favorable terms to facilitate our customers’ purchase of our solar PV systems.

As we enter the solar PV system sales, design, and installation market we will act as the licensed general contractor for our customers and will be subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We intend to and are required to operate as a licensed contractor in every region we intend to service, and we will be responsible for every customer installation. For our commercial solar PV system projects, we intend to be the general contractor and construction manager, and we will typically rely on licensed subcontractors representing specialty trades such as electrical, roofing, and carpentry to install the commercial systems we sell. We may be liable to customers for any damage we cause to their facility, belongings or property during the installation of our systems. For example, we will frequently penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, any shortages that may occur of skilled subcontractor labor for our commercial projects could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation will be based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project.

In addition, the installation of solar energy systems and the evaluation and modification of buildings that may be necessary as part of our business is subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. Any new government regulations or utility policies pertaining to the systems we design and install may result in significant additional expenses to us and our future customers and, as a result, could cause a significant reduction in demand for our systems and services.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems will require our employees and any subcontractors that we engage to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings that may be necessary as part of our business may require our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations.

As we enter the solar PV system sales, design, and installation market future problems with product quality or performance may cause us to incur warranty expenses or performance guarantee expenses, and may damage our market reputation and cause our financial results to decline.

Solar energy system warranties are lengthy. Customers in our target market of California who purchase solar energy systems that we have designed and installed will be covered by a warranty of up to 10 years in duration for material and workmanship. We may also make extended warranties available at an additional cost to customers. In addition, we will provide a pass-through of the module mounting, inverter and panel manufacturers’ warranties to our customers, which generally range from 5 to 25 years. One or more of these third-party manufacturers could cease operations and no longer honor a stated warranty leaving us to fulfill these potential obligations to our customers.

As we enter the solar PV system installation market we will have a limited operating history of the solar energy systems we design and install. We will be required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of our solar energy systems. We initially intend to make these assumptions based on the historic performance of similar systems or on accelerated life cycle testing of the third party materials and components used in the assembly of the systems we sell. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our future financial results.

If products and technologies that we market or products based on technologies we are developing cannot be developed for manufacture and sold commercially or our products or the products we market become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability which will have a materially adverse effect on our business.

There can be no assurance that any of the products that we will market that comprise the solar PV systems we intend to offer will gain or maintain market acceptance, or our research and development efforts will be successful or that we will be able to develop commercial applications for our products and technologies. Further, the areas in which we have developed technologies and products are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, any commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept the products that we offer or have developed once development has been completed which could have an adverse effect on our business.

There can be no assurance that products we market or products based on our technologies that we market will be perceived as being superior to existing products or new products offered or being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for products based on our technologies may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products based on our technologies will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

There is no assurance that the market will accept our planned efforts to offer design, engineering, and installation services for solar electric PV systems which could have an adverse effect on our business.

The market for sales and installation of solar electric PV systems is highly competitive with limited barriers to entry by potential competitors. There can be no assurance that the products and services we will offer will be perceived as being superior or a better value to other similar products and services offered by competing companies or that such products will otherwise be accepted by consumers. If consumers do not accept our design, engineering, and installations services at the pricing we offer we may be unable to recover our investments, make sales of any significance, or achieve profitability.

 Other companies, many of which have greater resources than we have, may develop or offer competing products or technologies which may cause products based on our technologies or the technologies we market to become noncompetitive which could have an adverse effect on our business.

We have and will continue to compete with firms, both domestic and foreign, that perform research and development, as well as firms that manufacture and sell solar products. In addition, we expect additional potential competitors to enter the markets for solar products in the future. Some of these current and potential competitors are among the largest industrial companies in the world with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

There continues to be a few thin film companies that produce thin film solar products such as First Solar and Solar Frontier, and a limited number of others, compared to previous periods, are currently working to develop and commercialize thin film manufacturing methods. Given the benefit of time, investment, and advances in manufacturing technologies any of these competing technologies may achieve manufacturing costs per watt lower than cost per watt to manufacture technologies developed by us. However, while these risks do exist the Company believes that the more prevalent and greater risk posing both the Company, and the thin film market, will continue to be further and prolonged market price reductions from manufacturers of silicon solar technologies. The majority of the companies within the silicon industry have greater resources to devote to research, development, manufacturing and marketing than we do.

The loss of strategic relationships used in provisioning the products that comprise the solar PV systems that we intend to offer, and strategic relationships used in any future development of our thin film manufacturing technologies and products could impede our ability to offer competitive solar PV system products or further the development of our products and have a material adverse effect on our business.

We have established a plan of operations under which a significant portion of our operations will rely on strategic relationships with third parties to provide materials and components necessary for the assembly of solar PV systems, systems design, assembly and support, and any future development of our thin film technologies. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which could have a material adverse effect on our business.

Our success is highly dependent on the continued services of a limited number of skilled managers, technicians, and access to qualified consultants and licensed subcontractors. The loss of any of these individuals or resources will have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in industrial, academic and nonprofit research sectors.

We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.

Our current intellectual property consists of patent applications, trade secrets, and trade dress. Our success depends in part on our ability to create and maintain intellectual property to differentiate our services, how we provision our services, the ability to obtain patents as either business processes or technology development mature, and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems may be caused by, among other factors, a lack of rules and methods for defending intellectual property rights. Also, the costs associated with the development of intellectual property rights can be significant and we may not be able to pursue rights initially in any region that we operate in and that may pose competitive challenges to us.

Our future commercial success may require us not to infringe on patents and proprietary rights of third parties, or breach any licenses or other agreements that we have entered into with respect to the products that we market, our technologies, products and businesses. The enforceability of patent positions cannot be predicted with certainty. We have in the past applied for patents covering certain aspects of the technology we have developed and we may elect to file additional patents, if any, as we deem appropriate. Patents, if issued, may be challenged, invalidated or circumvented. There can be no assurance that no other relevant patents have been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or may duplicate technologies developed by us.

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

To protect our proprietary business methods, technologies and processes, we rely on trade secret protection and we have also sought formal legal devices such as patents. Although we have taken security measures to protect our trade secrets and other proprietary information, these measures may not provide adequate protection for such information. Our policy is to execute confidentiality and proprietary information agreements with each of our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that technology conceived by the individual in the course of rendering services to us shall be our exclusive property. Even though these agreements are in place there can be no assurances that that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

Downturns in general economic conditions could adversely affect our ability to attract customers and our potential for future profitability.

Downturns in general economic conditions can cause fluctuations in demand for any products we may offer, product prices, volumes and margins. Economic conditions may at any time not be favorable to our industry. A decline in the demand for our products and services or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our intended products and our profitability and could also result in impairments of certain of our assets.

Market demand and finished product pricing conditions could adversely affect the demand for our technology or the products and services we may offer, our competitive position, and collectively our ability to commercialize our technology and any potential for future profitability.

We believe that a risk posing both the Company, and the thin film solar product market, will continue to be further and prolonged market price reductions from manufacturers of silicon solar technologies. While the primary cause for price reductions appears to be over supply which has also caused significant loses for many manufacturers the trend of oversupply may continue for the foreseeable future. Many of the companies within the silicon industry have greater resources to devote to research, development, manufacturing and marketing than we do. These factors will cause a decline in interest in our technologies and pose significant threats to our ability to successfully attract customers and commercialize our technologies.

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

Item 2. Properties

California Corporate Office Lease

At September 30, 2013, the Company leased a corporate facilities located in Aliso Viejo and Irvine, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month. The Company’s $3,000 per month 12 month lease for its Irvine shop location expired July 30, 2013 and the Company continued to rent month to month at the modified rate of $2,500 per month.

In September 2013, the property owner advised the Company that they had sold the property and requested that we vacate the Irvine shop location by the end of October 2013. The Company plans to rent temporary facilities while it evaluates relocation options and requirements for the support of the planned operations as we expand our business development efforts to include the sales, design, and installation of solar PV systems.

The Company owns no real property.

 Item 3. Legal Proceedings

In the ordinary conduct of our business, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. However, in the period ended June 30, 2012 we did elect to settle the following claim which terms and conditions were completed July 1, 2013;

In accordance with a Stipulation for Settlement of Claims, dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BX484549, the Company has issued a total of 71,084,017 shares of the Company’s common stock, no par value (“Common Stock”) to Ironridge in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to approximately $494,561 in accounts payable and $54,317 for agent and attorney fees associated with the transaction. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

Item 4. Mining and Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Bulletin Board under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2013	High	Low	Close
First Quarter ended December 31, 2012	0.030	0.008	0.0109
Second Quarter ended March 31, 2013	0.023	0.008	0.0168
Third Quarter ended June 30, 2013	0.017	0.008	0.0120
Fourth Quarter ended September 30, 2013	0.073	0.004	0.0044

Year Ended September 30, 2012
First Quarter ended December 31, 2011	0.070	0.020	0.023
Second Quarter ended March 31, 2012	0.050	0.020	0.034
Third Quarter ended June 30, 2012	0.037	0.019	0.028
Fourth Quarter ended September 30, 2012	0.068	0.025	0.028

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

Number of Holders

As of September 30, 2013, there were approximately 288 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stock holders. As of September 30, 2013, there were 429,043,441 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer.

Transfer Agent

Our transfer agent is I s l a n d   S t o c k   T r a n s f e r located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On January 5, 2007, the Board of Directors of XsunX resolved to establish the Company’s 2007 Stock Option Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 20,000,000 shares of common stock are authorized under the plan, and at September 30, 2013 9,500,000 options are issued and outstanding under the Plan.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2013 the Company granted 1,000,000 stock options to each of the four non-affiliated members of its Board of Directors for a total of 4,000,000 options for continued services and performance to the Company. Each option vested upon issuance and provides for an exercise price of $0.014 per share (104% of the market price on the date of grant) and expire on March 21, 2016. The Company also granted 500,000 stock options to a consultant as incentive for services and performance to the Company. Two Hundred Fifty Thousand options vested upon issuance and the balance vest sixty days thereafter. The grant provides for an exercise price of $0.014 per share and expire on May 13, 2015.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2013, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2013, and 2012 is as follows:

Risk free interest rate	0.29% - 0.38%
Stock volatility factor	138.33% - 169.56%
Weighted average expected option life	2 - 3 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2013		9/30/2012
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding, beginning of period	8,000,000	$ 0.210	21,180,000	0.210
Granted	4,500,000	0.014	1,500,000	0.045
Exercised	-	-	-	-
Expired	(3,000,000)	0.360	(14,680,000)	0.014
Outstanding, end of the period	9,500,000	$ 0.066	8,000,000	$ 0.210
Exercisable at the end of the period	8,500,000	$ 0.043	6,500,000	$ 0.270
Weighted average fair value of options granted during the period		$ 0.014		$ 0.045

The weighted average remaining contractual life of options outstanding issued under the Plan as of September 30, 2013 was as follows:

Exercisable Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$ 0.160	2,500,000	2,500,000	0.50 years
$ 0.014	500,000	500,000	1.62 years
$ 0.100	1,000,000	-	2.05 years
$ 0.014	4,000,000	4,000,000	2.47 years
$ 0.045	1,500,000	1,500,000	3.28 years
	9,500,000	8,500,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2013 and 2012 was $46,787 and $129,834, respectively.

Recent Sales of Securities (Unregistered)

During the period of October 1, 2012 through September 30, 2013, the Company made the following unregistered issuances of securities:

In June 2013, the Company authorized the issuance of 5,000 shares of Series A Preferred Stock (the “Shares”) to the Company’s Chief Executive Officer and Director, Tom M. Djokovich.

The Company issued 16,866,460 shares of common stock at prices ranging from $0.0085 to $0.0073 upon conversion of the aggregate amount of $134,448 dollars of principal and accrued interest to the holder of 12% convertible note.

 The Company issued 50,869,850 shares of common stock at prices ranging from $0.0162 to $0.0024 upon conversion of the aggregate amount of $307,320 dollars of principal and accrued interest to the holder of 8% convertible notes.

The Company issued 27,706,793 shares of common stock at prices ranging from $0.0048 to $0.0024 upon conversion of the aggregate amount of $91,667 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible.

The Company issued 4,375,000 shares of common stock at the price of $0.006 to the holder of a 10% convertible note upon conversion by the holder of $26,250 dollars of principal and accrued interest thereunder.

The Company issued 3,908,171 shares of the Company’s restricted common stock to a service provider for services at fair value of $26,200.

The Company has issued a total of 43,584,017 Final Adjustment Shares of the Company’s common stockto Ironridge Global IV, Ltd. with a fair value of $828,790 in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to approximately $494,561 in accounts payable and $54,317 for agent and attorney fees associated with the transaction.

Unless noted otherwise, all of the above issuances by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All purchasers  were  provided  access  to  all  material  information,  which  they requested,  and all  information  necessary to verify such  information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements  representing  such securities that were issued contained  restrictive legends,  prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

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

Business Overview

XsunX, Inc. focuses on providing solar energy solutions that provide the greatest bottom-line financial benefits to businesses. Our background and experience spans virtually all aspects of solar including technology assessment, design, and development.

Our business development efforts have to date centered on the development and marketing of a licensable low cost entry point solution for the manufacture of Copper Indium Gallium Selenide (CIGS) thin film solar cells which we call CIGSolar®.

During the fiscal year ended September 30, 2013, we completed the assembly of a thin film solar cell co-evaporation system central to the design of our CIGSolar® technology, and worked to calibrate the system, make adjustments to its new design as testing results warranted, and marketed the benefits of the technology to potential licensees which, during the period, consisted primarily of companies working to establish vertically integrated solar module manufacturing operations to service emerging demand in developing economies and regions.

In September 2013, in response to what the Company foresees as increasing demand for solar electric PV systems within the commercial real-estate markets in California, we began to diversify our operations to operate as a licensed contractor in California in order to not only sell and design but also manage the installation of solar electric PV systems. At this time we do not plan to manufacture CIGS solar modules for use in the solar PV systems that we market and install. The current configuration of our CIGSolar® evaporation systems have been established for marketing demonstration and development purposes, which is consistent with our licensing sales model for this technology.

Initially, we plan to complete the preparation for the sale and delivery of solar PV system design and installation services in the first quarter of fiscal 2014, and begin to market to commercial and industrial business and facility owners in the California market.

We see this as a significant business development opportunity as management has the skillset associated with construction management, the licensing qualifications necessary for us to qualify as a licensed contractor in California, we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV system, and there is a market demand available for us to provide these services to.

We plan to focus a large portion of operations on the rapid development and market acceptance for our solar electric PV systems design and installation services. We believe that these efforts may provide us with the fastest path to revenue generation and the ability to reduce future dependency on the sale of debt or equity to fund operations.

Plan of Operations

During the fiscal year ending September 30, 2014, the Company has developed a plan of operations that diversifies operations to include the sale, design, and installation of solar PV systems for commercial and industrial real-estate applications as a licensed contractor in California. We intend to continue to market our multi-chamber CIGSolar® thermal co-evaporation technology and system to third parties, but we do not anticipate devoting substantial resources towards additional testing, calibration, or enhancements to the system until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments. Further, at this time we do not plan to manufacture CIGS solar modules for use in the solar PV systems that we market and install. The current configuration of our CIGSolar® evaporation systems have been established for marketing demonstration and development purposes only which is consistent with our licensing sales model for this technology.

The purpose of our business diversification efforts are to capitalize on the increasing demand within the California commercial real-estate markets for the installation of solar electric PV systems. The improving demand stems from the significant reductions to the per-watt sales price for silicon solar modules which has resulted in the general overall reductions to the installed cost-per-watt for solar PV systems. These reductions, coupled with government tax and investment incentives, can provide significant investment incentives for consumers whom we plan to market to in efforts to make sales.

Under this diversified operating plan we anticipate operating costs associated with the further development of our CIGSolar® technology to reduce while sales and marketing efforts, and the use of third party sub-contractors, will increase as we work to develop a brand recognition for our solar PV design and installations services, and employ licensed technicians to assist with solar PV systems installations.

Our Plan of Operations, based upon the aforementioned activities, requires $465,000 for general and administrative activities, $240,000 to support increased sales and marketing efforts, and $450,000 to support cash flow requirements associated with the planning, installation, and material and labor finance costs associated with solar PV system installations. However the cash flow requirements associated with the completion of these efforts, and the transition to revenue recognition may continue to exceed cash generated from operations in the current and future periods. If we are unable to complete a sale or licensure of our CIGSolar® technology or develop sufficient solar PV systems installation sales or profitability through solar PV systems sales and transition to revenue recognition prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

The Company may change any or all of the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

Management believes the summary data and audit presented herein is a fair presentation of the Company’s results of operations for the periods presented. Due to the Company’s expansion of primary business focus and new business opportunities associated with the sales and installations of solar PV systems these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

Other Information

Effective October 30, 2013, as a result of the sale by the property owner of the Irvine, California shop facility, the Company vacated the Irvine, CA shop facilities where it had been conducting assembly, testing, and marketing of its CIGSolar thin film co-evaporation technologies. The Company elected to relocate the system to a facility in La Mirada California where the system could continue to be shown to interested buyers of the system and processing technology.

After approval by the Board of Directors for the expansion of business operation the Company announced the addition of solar PV system sales, design, and installation services to its business development efforts on October 16, 2013. The Company’s CEO and President, Mr. Tom Djokovich, as a licensed contract in California since 1979 provided the Company with qualification for a California B-1 contractor’s license, effective October 14, 2013, to allow the Company to promote and enter into agreements with customers interested in these new business services.

On November 1, 2013 the Company and Mr. Joseph Grimes, agreed that he would no longer provide services to the Company as executive sales manager, and agreed to retain Mr. Grimes as a business development consultant, under his company, Solar Utility Networks, LLC, (“SUN”) assisting the Company in its efforts to expand services to include the sales, design, and installation of solar PV systems. The services to be provided include the development of project leads, project financial analysis, conceptual project layouts and project locations, estimates for Government-based incentives, sourcing of system components, and assistance in procuring project financing. The Company has agreed to pay a commission of up to 6% on projects we enter into sales agreements that were the result of leads developed by and introduced to us by SUN. Mr. Grimes is also a Director for the Company and Mr. Grimes has agreed to act in the best interests of the Company under the agreement to provide the Company with the benefit of customer development and introduction by Mr. Grimes for the mutual benefit of both parties.

Change of Control

On June 27, 2013, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 10,000 shares of its authorized Preferred Stock as Series A Preferred Stock.  The Series A Preferred Shares have a par value of $0.01 per share.  The Series A Preferred Shares do not have a dividend rate and are not redeemable. In addition, the Series A Preferred Shares rank senior to the Company’s common stock.  The Series A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote.  One or more shares of Series A Preferred Stock has the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of shares of Series A Preferred Stock shall be entitled to receive, immediately after any distributions to Senior Securities required by the Company's Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to Junior Securities but in parity with any distribution to Parity Securities, an amount per share equal to $.01 per share. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, and the Company has no redemption rights for Series A Preferred Stock issued.

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

On June 27, 2013 our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to increase our authorized shares of Common Stock from 500,000,000 shares to 2,000,000,000 shares. Our majority stockholder, Mr. Djokovich submitted a written consent approving such amendment to the Article of Incorporation in lieu of a special meeting to the shareholders on June 28, 2013, to be effective upon the filing of an amendment to our Articles of Incorporation with the Secretary of State of Colorado. The Amendment became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Colorado on August 15, 2013. As of September 30, 2013, Mr. Djokovich held 14,493,000 shares of the Company's common stock and 5,000 shares of the Company’s Series A Preferred stock representing the voting equivalent of 263,223,265 shares of common stock or approximately 61.35% of the Company's voting stock. The remaining outstanding shares of common stock are held by approximately 16,000 other shareholders.

Results of Operations for the Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012.

 Revenue and Cost of Sales:

The Company generated no revenues in the fiscal years ended September 30, 2013, and 2012. There were no associated costs of goods sold in any of the fiscal periods represented above. The Company to date has had minimal revenue and cost of sales, and is still in the development stage.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $112,922 during the fiscal year ended September 30, 2013 to $532,624 as compared to $645,546 for the fiscal year ended September 30, 2012. The decrease in SG&A expenses was related primarily to a general reduction to salaries, consulting, and operating expenses under the Company’s re-focused plan of operations in the 2013 period for the assembly, testing, and marketing of the Company’s CIGSolar® thin film solar manufacturing technology. We anticipate operating costs associated with the further development of our CIGSolar® technology to be reduced in future periods while sales and marketing efforts, and the use of third party sub-contractors, will increase SG&A expenditures in the future as we work to develop a brand recognition for our solar PV design and installations services, and employ licensed technicians to assist with solar PV systems installations.

Research and Development:

Research and development increased by $302,698 during the fiscal year ended September 30, 2013 to $425,371 as compared to $122,673 for the fiscal year ended September 30, 2012.  The increase was primarily due to an increase in research equipment related to the development of our new thin film solar manufacturing technology CIGSolar®. During the fiscal year while reducing direct research  development costs we focused resources on the assembly and customization of a specialized multi-chamber processing tool that incorporates out patent pending technology to provide a manufacturing system to produce CIGS solar cells. We do not anticipate devoting substantial resources towards R&D expense associated with additional testing, calibration, or enhancements to the system until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Net Loss:

For the fiscal year ended September 30, 2013, our net loss was $(2,522,382) as compared to a net loss of $(1,555,194) for the fiscal year ended September 30, 2012.The increase in net loss of $(967,188) primarily stems from a loss on settlement of debt, financing cost, amortization of debt discount, and gain on change in derivative liability in the current period. This debt was primarily attributed to the costs associated with the assembly of our multi-chamber CIGSolar processing system. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2013 of $(889,448), as compared to a working capital deficit of $(544,939) as of September 30, 2012. The increase of $(344,509) in working capital deficit was the result of an increase in accounts payable, derivative liability, and convertible notes, with a decrease in cash, prepaid expenses, and accrued expenses. There was no revenue producing activities for the fiscal year ended September 30, 2013.

Cash flow used by operating activities was $441,718 for the fiscal year ended September 30, 2013, as compared to cash flow used by operating activities of $379,240 for the fiscal year ended September 30, 2012. The increase in cash flow used of $62,478 by operating activities was primarily due to a net change in non-cash expenses, accounts payable, accrued expenses and prepaid expenses.

Cash flow used by investing activities was $24,736 for the fiscal year ended September 30, 2013, as compared to cash flow used in investing activities of $3,309 during the fiscal year ended September 30, 2012. The net change in investing activities was primarily due to proceeds received of $8,000 from the sale of certain assets, offset by the purchase of fixed assets of $32,736, compared to the purchase of research equipment in the prior fiscal year in the amount of $3,309.

Cash flow provided by financing activities was $460,500 for the fiscal year ended September 30, 2013, as compared to cash provided by financing activities of $360,500 during the fiscal year ended September 30, 2012. The increase in cash flow provided by financing activities was the result of an increase in cash provided through equity financing. Our capital needs have primarily been met from the proceeds of private placements, and the sale of convertible notes as we are currently in the development stage and had no revenues.

The Company is currently engaged in efforts to diversify operations to include the sale, design, and installation of solar PV systems for commercial and industrial real-estate applications as a licensed contractor in California. We intend to continue to market our multi-chamber CIGSolar® thermal co-evaporation technology and system to third parties, but we do not anticipate devoting substantial resources towards additional enhancements to the system until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

For the fiscal year ending September 30, 2013, the Company has developed a plan of operations that requires $465,000 for general and administrative activities, $240,000 to support increased sales and marketing efforts, and $450,000 to support cash flow requirements associated with the planning, installation, and material and labor finance costs associated with solar PV system installations. However the cash flow requirements associated with the completion of these efforts, and the transition to revenue recognition may continue to exceed cash generated from operations in the current and future periods. If we are unable to complete a sale or licensure of our CIGSolar® technology or develop sufficient solar PV systems installation sales or profitability through solar PV systems sales and transition to revenue recognition prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Significant Accounting Policies

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended September 30, 2013, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Leasehold improvements	Length of the lease
Computer software and equipment	3 Years
Furniture & fixtures	5 Years
Machinery & equipment	5 Years

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2013, and 2012, were $34,937 and $41,706, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $425,371 and $122,673 for the years ended September 30, 2013, and 2012, respectively.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have discovered no material weakness.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2013, management continued to assess the Company's internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

 Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting as of September 30, 2013 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

On December 10, 2013, the holder of 10% unsecured convertible promissory note, issued by the Company on December 14, 2012, with an accrued principal, interest, and original issue discount balance of $91,667 elected to advance $40,000 to the Company. Any funds advanced under the note mature one year from payment to the Company and may be converted by the Lender into shares of common stock of the Company, subject to securities compliance, at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion. On December 18, 2013, and January 13, 2014, the Company issued 3,500,000 and 2,500,000 shares of common stock, respectively, to the holder upon conversion of an aggregate principal sum of $32,000 under the terms of the convertible 10% note. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2013:

Name	Age	Position Held	Tenure
Tom Djokovich (2)	56	CEO, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009
Joseph Grimes (1)	56	Director, President, and COO	Director Since August 2008
Thomas Anderson	48	Director	Since August 2001
Oz Fundingsland	70	Director	Since November 2007
Michael Russak	66	Director	Since November 2007

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

(1)

Effective January 9, 2013, as part of a continued efforts to maximize the use of capital resources through reductions to operating costs and functions that are redundant, the Company elected to consolidate its executive management operations which eliminated the need to have multiple officers performing similar functions. In furtherance of these efforts the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer. Mr. Grimes continues to serve as a member of the Board of Directors and assumed the position of executive sales manager. Mr. Grimes did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s executive sales manager. Mr. Grimes is 56 years old.

(2)

Effective January 9, 2013, in connection with the resignation of Mr. Grimes, the Board appointed Mr. Tom Djokovich to the position of President. Mr. Djokovich will continue to also serve as the Company’s Chief Executive Officer (CEO), a Director, and Secretary duties which he has performed since October 2003. Mr. Djokovich did not enter into, or receive, any grant or award under any material plan, contract or arrangement in connection with his assumption of duties as the Company’s President. Mr. Djokovich is 56 years old.

Biographical Information

Mr. Tom Djokovich, age 56, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

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

Mr. Joseph Grimes, age 56, Chief Operating Officer as of April 2006 through January 9, 2013, a Director as of August 2008, and President as of March 2009 through January 9, 2013;

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

Independent Directors

Mr. Thomas Anderson, age 48, became a director of the Company in August 2001;

Prior to co-founding PE/Q Energy, Tom served through October 2012 as Chief Operating and Development Officer for American Capital Energy, a large-scale commercial and small-scale utility solar PV developer and installer.  While at ACE, he guided the development, installation, operation and maintenance of large-scale commercial and small utility rooftop and ground mount projects ranging in size from 200 kW to 6.16 MW; negotiated and secured dozens of MW of Power Purchase Agreements with both commercial and utility clients; and served as project development lead for a fully developed 20 MW utility-PPA project to be constructed in 2014. He has served as Managing Director of the Environmental Science and Engineering Directorate of Qinetiq North America in Los Alamos, New Mexico. He was with Qinetiq North America, formerly Apogen Technologies, from January, 2005, through September, 2008. Mr. Anderson worked for 19 years in the environmental consulting field, providing consulting services in the areas of environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines.

Mr. Oz Fundingsland as Director, age 70, became a director of the Company in November 2007;

On November 12, 2007, the Company announced the appointment of Mr. Oz Fundingsland as Director, effective November 12, 2007. Mr. Fundingsland brings over forty years of sales, marketing, executive business management, finance, and corporate governance experience to XsunX. His professional and business experience principally originated with his tenure, commencing in 1964, at Applied Magnetics Corp., a disk drive and data storage company. Prior to his retirement from Applied Magnetics in 1994, Mr. Fundingsland served as an Executive Officer and Vice President of Sales and Marketing for 11 years directing sales growth from $50 million to over $550 million. Commencing in 1993 through 2003 Mr. Fundingsland served as a member of the board of directors for the International Disk Drive Equipment Manufacturers Association “IDEMA” where he retired emeritus. Mr. Fundingsland has provided consulting services assisting with sales, marketing, and management to a host of companies within the disk drive, optical, software, and LED industries.

Dr. Michael A. Russak as Director, age 66, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2013, the Company’s board was comprised of five directors, four of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2013, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with the exception that one report, covering an one transaction was not timely filed by the chief executive officer with the SEC via year-end report on Form 5.

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

In the year ended September 30, 2013 the Company’s named executive offices continued to accept reductions to compensation to that had originated in October 2011 to allow for the re-direction of available capital resources for use in the purchase and assembly of the Company’s multi-chamber CIGSolar® thermal co-evaporation system. As a result, initially salaries were reduced effective October 1, 2011 to $120,000 each annually. Then effective January 1, 2012 compensation was further reduced and/or contributed to allow further re-direction of available capital resources towards system assembly efforts. Since January 2012, wages have been paid as capital resources have allowed, and as work efforts have been extended to complete the strategic objectives and business development efforts of the Company.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provide to future executive officers.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer, our chief operating officer (collectively, our “named executive officers”) for the fiscal years ended September 30, 2013, and 2012 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tom Djokovich, CEO(1)	2013 2012	124,200 85,215	0 37,035	0 0	0 0	0 0	649 4,303	124,879 126,855
Joe Grimes, COO(2)	2013 2012	18,000 42,308	0 30,000	0 0	0 0	10,785 0	3,002 10,948	31,787 83,256

(1)	In addition to Mr. Djokovich’s compensation the Company provided Mr. Djokovich with payments totaling $649 for health insurance premiums while Mr. Djokovich was part of the Company’s health insurance.
(2)	In addition to Mr. Grimes compensation the Company provided Mr. Grimes with payments totaling $3,002 for health insurance premiums while Mr. Grimes was part of the Company’s health insurance program.

 No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2013, and 2012 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2013	0	0	0
	2012	0	0	0

Joe Grimes, President & COO (1)	2013	1,000,000	$0.014	10,785
	2012	0	0	0

(1)

Effective January 9, 2013, the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Chief Operating Officer. Mr. Grimes continues to serve as a member of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2013

OPTION AWARDS						STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)

Tom Djokovich, CEO	—	—	—	—	—	—	—	—	—

Joseph Grimes, COO	2,500,000	0	2,500,000	$ 0.16	04/01/2014	—	—	—	—
	0	1,000,000	1,000,000	$ 0.10	10/18/2015	—	—	—	—
	1,000,000	0	1,000,000	$ 0.014	03/21/2015	—	—	—	—

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, and a Director. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2013 fiscal period was $124,200 in collected wages. Mr. Djokovich was also provided with approximately $649 for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Joseph Grimes

Mr. Grimes served as our President and COO through January 9, 2013, and is presently a director. We do not have an employment agreement with Mr. Grimes and in the 2013 fiscal period he worked at the discretion of the board of directors. His compensation for the 2013 fiscal period was $18,000 in collected wages and benefits as he assisted the Company in the capacity of executive sales manager, Mr. Grimes was also provided with approximately $3,002 for use in the payment of medical benefits. Mr. Grimes also received a grant of stock options with a fair market value on the date of grant totaling $10,785. Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2013, Directors received no cash compensation for their service to the Company as directors.  Each non-affiliated Director did receive an option grant in the amount of 1,000,000 options exercisable at $0.014 cents each into common shares of the Company’s stock. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tom Djokovich (1)	0	0	0	0	0
Joseph Grimes (2)	0	0	10,785	0	10,785
Thomas Anderson	0	0	10,785	0	10,785
Oz Fundingsland	0	0	10,785	0	10,785
Dr. Michael Russak	0	0	10,785	0	10,785

(1)	Mr. Djokovich received compensation as CEO totaling $124,879 in the year ended September 30, 2013. For additional information please see Executive Compensation – Summary Compensation Table above.
(2)

Mr. Grimes received an additional $21,002 compensation as President in the year ended September 30, 2013. For additional information please see Executive Compensation – Summary Compensation Table above

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2013 adjustments or additions to new or existing employment agreements were reviewed and deliberated by the five members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2013, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	14,493,000	5,000	61.12%
Thomas Anderson Director	1,500,000	0	< 1%
Oz Fundingsland Director	1,500,000	0	< 1%
Mike Russak Director	1,500,000	0	< 1%
Joseph Grimes Director	4,500,000	0	< 1%
All Officers & Directors as a Group (5 individuals)	23,493,000	5,000	4.82%

 Each principal shareholder has sole investment power and sole voting power over the shares.

(1)

Applicable percentage ownership is based on 517,321,256 shares of common stock issued and outstanding as of January 13, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 13, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.
(3)

The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of January 13, 2014, Mr. Djokovich held 14,493,000 shares of the Company's common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 316,189,953 shares of common stock or approximately 61.12% of the Company's voting stock.

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

The following directors are independent:  Thomas Anderson, Oz Fundingsland, Joseph Grimes, and. Dr. Michael Russak.

The following directors are not independent:  Tom Djokovich.

 Change of Control of the Company

On June 27, 2013, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 10,000 shares of its authorized Preferred Stock as Series A Preferred Stock.  The Series A Preferred Shares have a par value of $0.01 per share.  The Series A Preferred Shares do not have a dividend rate and are not redeemable. In addition, the Series A Preferred Shares rank senior to the Company’s common stock.  The Series A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote.  One or more shares of Series A Preferred Stock has the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of shares of Series A Preferred Stock shall be entitled to receive, immediately after any distributions to Senior Securities required by the Company's Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to Junior Securities but in parity with any distribution to Parity Securities, an amount per share equal to $.01 per share. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, and the Company has no redemption rights for Series A Preferred Stock issued.

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

Issuance of Stock Purchase Options

In the year ended September 30, 2013, the Board of Directors authorized the grant of stock option agreements to the named individuals listed below as follows:

	Date Issued	Number Issued	Exercise Price	Expiration Date	Consideration
Thomas Anderson (1)	March 21, 2013	1,000,000	$0.014	21-Mar-16	Future deliverables within the scope of the Directors influence
Oz Fundingsland (1)	March 21, 2013	1,000,000	$0.014	21-Mar-16	Future deliverables within the scope of the Directors influence
Dr. Michael Russak (1)	March 21, 2013	1,000,000	$0.014	21-Mar-16	Future deliverables within the scope of the Directors influence
Joseph Grimes (1)	March 21, 2013	1,000,000	$0.014	21-Mar-16	Future deliverables within the scope of the Directors influence
Dr. John Tuttle (2)	May 13, 2013	500,000	$0.014	13-May-15	Consulting services and deliverables within the scope of the consultants influence

(1) The options issued to the named directors vested upon issuance of the grant to each named individual.

(2) Two Hundred Fifty Thousand options vested upon issuance and the balance vest sixty days thereafter.

Issuance of Convertible Promissory Notes

On October 1, 2013, the Company entered into four (4) promissory notes each in the amount of $12,000 in payment for services performed by the Board of Directors. The notes bears zero interest if paid on or before the one (1) year anniversary from the effective date. If the note is not paid on or before the one (1) year anniversary a one-time interest charge of 10% shall be applied to the principal sum. The holder has the right to convert the note at the lesser of $0.005 or the average of the three (3) closing share prices occurring immediately preceding the applicable conversion date.

Item 14. Principal Accounting Fees and Services

2013

For the fiscal year ended September 30, 2013 HJ Associates & Consultants, LLP incurred $31,000 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2012, March 31, 2013, June 30, 2013 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	XsunX 2007 Stock Option Plan, dated January 5, 2007.(4)
10.3	Amendment to Articles of Incorporation for the increase to authorized shares.(5)
10.4	Certificate of Designation for Preferred Shares.(6)
10.5	Form of Exchange Agreement and 10% Note used in connection with the exchange and extension to a promissory note that had become due September 1, 2011. (7)
10.6	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of seventeen 8% convertible promissory notes between October 27, 2011, and January 14, 2014. (7)
10.7	Form of Security Purchase and Warrant Agreements used in connection with the sale of equity to an accredited investor on February 16, 2012, and March 19, 2012.(7)
10.8	Form of Exchange Agreement and 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2012. (8)
10.9	Form of Convertible Promissory Note issued on November 7, 2012, used in connection with the sale of a convertible promissory note. (8)
10.1	Form of Convertible Promissory Note issued on December 14, 2012, used in connection with the sale of a 10% convertible promissory note. (8)
10.11	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2013. (9)
10.12	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (9)
10.13	Form of Option Agreement used in connection with the retention of a scientific advisor and the issuance of stock options for the purchase of common stock on May 13, 2013. (10)
10.14	June 27, 2012 Order for Approval of Stipulation for settlement of claims between the Company and Ironridge Global IV, Ltd. (10)
10.15	Form of Consulting Agreement used in connection with the retention of a scientific advisor and the issuance of 2,000,000 shares of common stock. (11)
10.16	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three members of the Board of Directors on January 11, 2012. (12)
10.17	Form of Stock Option Agreement used by the Company to grant 1,000,000 common stock purchase options to each of four members of the Board of Directors on March 21, 2013. (13)
10.18	Form of Consulting Agreement between Joseph Grimes and the Company dated November 1, 2013. (13)
16.1	Auditor Letter(13)
31.1	Sarbanes-Oxley Certification(13)
32.1	Sarbanes – Oxley Section 906 Certification (13)
(1)

Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 5, 2007.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.

(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 12, 2013.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated October 14, 2012.
(12)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(13)	Provided Herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
XsunX, Inc. (A Development Stage Company)

Alisa Viejo, California

We have audited the accompanying balance sheets of XsunX, Inc. (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from February 25, 1997 (inception) to September 30, 2008 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. (a development stage company) as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from February 25, 1997 (inception) to September 30, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP

Salt Lake City, Utah

January 14, 2014

XSUNX, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS

CURRENT ASSETS
Cash	$ 38,573	$ 44,527
Prepaid expenses	16,117	162,186
Total Current Assets	54,690	206,713

PROPERTY & EQUIPMENT
Office & Miscellaneous equipment	35,853	35,853
Machinery & equipment	266,366	232,084
Leasehold improvements	17,500	17,500
Total Property & Equipment	319,719	285,437
Less accumulated depreciation	(225,397)	(206,178)
Net Property & Equipment	94,322	79,259

OTHER ASSETS
Manufacturing equipment in progress	-	309,082
Security deposit	2,500	5,700
Total Other Assets	2,500	314,782
TOTAL ASSETS	$ 151,512	$ 600,754

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LLIABILITIES
Accounts payable	$ 147,629	$ 143,555
Accrued expenses	1,962	840
Credit card payable	107	2,623
Accrued interest on notes payable	14,358	40,243
Derivative liability	705,118	150,926
Convertible promissory notes, net of $104,035 in discounts	74,964	63,465
Unsecured promissory note	-	350,000
Total Current Liabilities	944,138	751,652
TOTAL LIABILITIES	944,138	751,652

STOCKHOLDERS' DEFICIT
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 0 shares issued and outstanding, respectively.	50	-
Common stock, no par value;
2,000,000,000 authorized common shares 429,043,441 and 281,233,150 shares issued and outstanding, respectively.	29,175,261	27,341,594
Additional paid in capital	5,335,398	5,335,248
Paid in capital, common stock warrants	3,811,700	3,764,913
Deficit accumulated during the development stage	(39,115,035)	(36,592,653)
TOTAL STOCKHOLDERS' DEFICIT	(792,626)	(150,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 151,512	$ 600,754

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Operations

	Years Ended
	September 30, 2013	September 30, 2012	From Inception February 25, 1997 through September 30, 2013

REVENUE	$ -	$ -	$ 14,880

OPERATING EXPENSES
Selling, general and administrative expenses	532,624	645,546	19,054,970
Research and Development	426,371	122,673	3,711,998
Depreciation and amortization expense	34,937	41,706	764,469

TOTAL OPERATING EXPENSES	992,932	809,925	23,531,437

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(992,932)	(809,925)	(23,516,557)

OTHER INCOME/(EXPENSES)
Interest income	-	-	445,537
Gain on sale of asset	8,000	-	24,423
Impairment of assets	-	-	(7,285,120)
Financing cost	(321,579)	-	(321,579)
Write down of inventory asset	-	-	(1,177,000)
Gain on legal settlement	-	-	1,279,580
Loan and commitment fees	(8,966)	(85,734)	(7,096,690)
Forgiveness of debt	-	-	592,154
Loss on conversion of debt	(1,237,183)	(441,522)	(1,678,705)
Gain on change in derivative liability	(746,956)	39,969	786,925
Other, non-operating	-	-	(5,215)
Penalties	-	(23)	(619)
Interest expense	(716,678)	(257,959)	(1,162,169)

TOTAL OTHER INCOME/(EXPENSE)	(1,529,450)	(745,269)	(15,598,478)

NET LOSS	$ (2,522,382)	$ (1,555,194)	$ (39,115,035)

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	343,568,944	247,855,835

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Deficit

From Inception February 25, 1997 to September 30, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid- in	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Capital	Capital	the Development Stage	Total
Balance at September 30, 1996	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	-	-	15,880	217,700	-	-	-	217,700
Issuance of stock to Founders	-	-	14,110	-	-	-	-	-
Issuance of stock for consolidation	-	-	445,000	312,106	-	-	-	312,106
Net Loss for the year ended September 30, 1997	-	-	-	-	-	-	(193,973)	(193,973)
Balance at September 30, 1997	-	-	474,990	529,806	-	-	(193,973)	335,833

Issuance of stock for services	-	-	1,500	30,000	-	-	-	30,000
Issuance of stock for cash	-	-	50,200	204,000	-	-	-	204,000
Consolidation stock cancelled	-	-	(60,000)	(50,000)	-	-	-	(50,000)
Net Loss for the year ended September 30, 1998	-	-	-	-	-	-	(799,451)	(799,451)
Balance at September 30, 1998	-	-	466,690	713,806	-	-	(993,424)	(279,618)

Issuance of stock for cash	-	-	151,458	717,113	-	-	-	717,113
Issuance of stock for services	-	-	135,000	463,500	-	-	-	463,500
Net Loss for the year ended September 30, 1999	-	-	-	-	-	-	(1,482,017)	(1,482,017)
Balance at September 30, 1999	-	-	753,148	1,894,419	-	-	(2,475,441)	(581,022)

Issuance of stock for cash	-	-	15,000	27,000	-	-	-	27,000
Net Loss for the year ended September 30, 2000	-	-	-	-	-	-	(118,369)	(118,369)
Balance at September 30, 2000	-	-	768,148	1,921,419	-	-	(2,593,810)	(672,391)

Extinguishment of debt	-	-	-	337,887	-	-	-	337,887
Net Loss for the year ended September 30, 2001	-	-	-	-	-	-	(32,402)	(32,402)
Balance at September 30, 2001	-	-	768,148	2,259,306	-	-	(2,626,212)	(366,906)

Net Loss for the year ended September 30, 2002	-	-	-	-	-	-	(47,297)	(47,297)
Balance at September 30, 2002	-	-	768,148	2,259,306	-	-	(2,673,509)	(414,203)

Issuance of stock for assets	-	-	70,000,000	3	-	-	-	3
Issuance of stock for cash	-	-	9,000,000	225,450	-	-	-	225,450
Issuance of stock for debt	-	-	115,000	121,828	-	-	-	121,828
Issuance of stock for expenses	-	-	115,000	89,939	-	-	-	89,939
Issuance of stock for services	-	-	31,300,000	125,200	-	-	-	125,200
Net Loss for the year ended September 30, 2003	-	-	-	-	-	-	(145,868)	(145,868)
Balance at September 30, 2003	-	-	111,298,148	2,821,726	-	-	(2,819,377)	2,349

Issuance of stock for cash	-	-	2,737,954	282,670	-	-	-	282,670
Warrant expense	-	-	-	-	-	825,000	375,000	1,200,000
Net Loss for the year ended September 30, 2004	-	-	-	-	-	-	(1,509,068)	(1,509,068)
Balance at September 30, 2004	-	-	114,036,102	3,104,396	-	825,000	(3,953,445)	(24,049)

Issuance of stock for cash	-	-	6,747,037	531,395	-	-	-	531,395
Issuance of stock for services	-	-	3,093,500	360,945	-	-	-	360,945
Warrant expense	-	-	-	-	-	180,000	-	180,000
Beneficial conversion	-	-	-	-	400,000	-	-	400,000
Shares held as collateral for debentures	-	-	26,798,418	-	-	-	-	-
Net Loss for the year ended September 30, 2005	-	-	-	-	-	-	(1,980,838)	(1,980,838)
Balance at September 30, 2005	-	-	150,675,057	3,996,736	400,000	1,005,000	(5,934,283)	(532,547)

Issuance of stock for services	-	-	72,366	31,500	-	-	-	31,500
Warrant expense	-	-	-	-	-	996,250	-	996,250
Beneficial conversion	-	-	-	-	5,685,573	-	-	5,685,573
Debenture conversion	-	-	21,657,895	5,850,000	-	-	-	5,850,000
Issuance of stock for interest expense	-	-	712,956	241,383	-	-	-	241,383
Issuance of stock for warrant conversion	-	-	10,850,000	3,171,250	-	-	-	3,171,250
Net Loss for the year ended September 30, 2006	-	-	-	-	-	-	(9,112,988)	(9,112,988)
Balance at September 30, 2006 (restated)	-	-	183,968,274	13,290,869	6,085,573	2,001,250	(15,047,271)	6,330,421

Cancellation of stock for services returned	-	-	(150,000)	-	-	-	-	-
Release of security collateral	-	-	(26,798,418)	-	-	-	-	-
Issuance of stock for warrants	-	-	900,000	135,000	-	-	-	135,000
Stock option and warrant expense	-	-	-	-	-	772,315	-	772,315
Net Loss for the year ended September 30, 2007	-	-	-	-	-	-	(1,968,846)	(1,968,846)
Balance at September 30, 2007 (restated)	-	-	157,919,856	13,425,869	6,085,573	2,773,565	(17,016,117)	5,268,890

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Deficit

From Inception February 25, 1997 to September 30, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid- in	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Capital	Capital	the Development Stage	Total
Fusion Equity common stock purchase	-	-	15,347,581	5,200,000	(55,300)	-	-	5,144,700
Commitment fees	-	-	3,500,000	1,190,000	(1,190,000)	-	-	-
Cumorah common stock purchase	-	-	8,650,000	2,500,000	-	-	-	2,500,000
Wharton Settlement	-	-	875,000	297,500	(397,500)	-	-	(100,000)
MVS warrant cancellation	-	-	-	-	805,440	(805,440)	-	-
Stock options and warrant expense	-	-	-	-	-	673,287	-	673,287
Net Loss for the year ended September 30, 2008	-	-	-	-	-	-	(4,058,953)	(4,058,952)
Balance at September 30, 2008	-	-	186,292,437	22,613,369	5,248,213	2,641,412	(21,075,069)	9,427,925

Issuance of common shares in October 2008 for cash
(2,000,000 common shares issued at $0.20 per share)	-	-	2,000,000	400,000	-	-	-	400,000

Issuance of common shares in November 2008 for cash
(1,000,000 common shares issued at $0.20 per share)	-	-	1,000,000	200,000	-	-	-	200,000

Issuance of common shares in November 2008 for services
(50,000 common shares issued at a fair value of $0.22 per share)	-	-	50,000	11,000	-	-	-	11,000

Issuance of common shares in August 2009 for cash
(1,129,483 common shares issued at $0.062 per share)	-	-	1,129,483	70,000	-	-	-	70,000

Issuance of common shares in August 2009 for services
(900,000 common shares issued at a fair value of $0.12 per share)	-	-	900,000	108,000	-	-	-	108,000

Issuance of common shares in August 2009 for services
(76,976 common shares issued at a fair value of $0.1364 per share)	-	-	76,976	10,500	-	-	-	10,500

Issuance of common shares in September 2009 for services
(35,714 common shares issued at a fair value of $0.14 per share)	-	-	35,714	5,000	-	-	-	5,000

Issuance of common shares in September 2009 for cash
(5,000,000 common shares issued at $0.07 per share)	-	-	5,000,000	350,000	-	-	-	350,000

Stock compensation expense	-	-	-	-	-	534,518	-	534,518

Net Loss for the year ended September 30, 2009	-	-	-	-	-	-	(10,634,133)	(10,634,133)
Balance at September 30, 2009	-	-	196,484,610	23,767,869	5,248,213	3,175,930	(31,709,202)	482,810

Issuance of common shares in October 2009 for cash
(2,556,818 common shares issued at $0.088 per share)	-	-	2,556,818	225,000	-	-	-	225,000

Issuance of common shares in November 2009 for services
(53,789 common shares issued at a fair value of $0.1859 per share)	-	-	53,789	10,000	-	-	-	10,000

Issuance of common shares in December 2009 for subscription receivable
(1,000,000 common shares issued at $0.088 per share)	-	-	1,000,000	88,000	-	-	-	88,000

Issuance of common shares in March 2010 for cash
(2,000,000 common shares issued at $0.075 per share)	-	-	2,000,000	150,000	-	-	-	150,000

Issuance of common shares in March 2010 for services
(139,424 common shares issued at $0.16137 per share)	-	-	139,424	22,500	-	-	-	22,500

Issuance of common shares in March 2010 for cash
(6,250,000 common shares issued at $0.10 per share)	-	-	6,250,000	500,000	-	-	-	500,000

Issuance of common shares in September 2010 for cash
(279,661 common shares issued at $0.09167 per share)	-	-	279,661	25,000	-	-	-	25,000

Issuance of common shares in September 2010 for cash
(291,035 common shares issued at $0.088 per share)	-	-	291,035	25,000	-	-	-	25,000

Stock compensation expense	-	-	-	-	-	273,133	-	273,133
Stock issuance costs	-	-	-	-	(10,000)	-	-	(10,000)
Net Loss for the year ended September 30, 2010	-	-	-	-	-	-	(2,210,603)	(2,210,603)
Balance at September 30, 2010	-	-	209,055,337	24,813,369	5,238,213	3,449,063	(33,919,805)	(419,160)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Stockholders' Deficit

From Inception February 25, 1997 to September 30, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid- in	Deficit Accumulated during
	Shares	Amount	Shares	Amount	Capital	Capital	the Development Stage	Total
Issuance of common shares for cash	-	-	13,263,096	825,000	-	-	-	825,000
Issuance of common shares for a cashless exercise of warrants	-	-	2,680,204	-	-	-	-	-
Stock compensation costs	-	-	-	-	-	186,016	-	186,016
Net Loss for the year ended September 30, 2011	-	-	-	-	-	-	(1,117,654)	(1,117,654)
Balance at September 30, 2011	-	-	224,998,637	25,638,369	5,238,213	3,635,079	(35,037,459)	(525,798)

Issuance of common shares for cash
(prices between $0.015 and $0.0165 per share)	-	-	3,181,819	50,000	-	-	-	50,000
Shares issued for conversion of debt at fair value	-	-	7,000,000	420,000	-	-	-	420,000
Issuance of common stock for conversion of notes and interest	-	-	8,741,825	148,120	-	-	-	148,120
Write down of fair value of notes converted	-	-	-	119,605	-	-	-	119,605
Issuance of common stock for services at fair value	-	-	3,450,078	115,500	-	-	-	115,500
Issuance of common stock for accounts payable	-	-	26,000,000	780,000	-	-	-	780,000
Issuance of common stock for commitment fees	-	-	1,500,000	45,000	-	-	-	45,000
Issuance of common stock for prepaid rent	-	-	500,000	25,000	-	-	-	25,000
Issuance of common stock through a cashless exercise	-	-	5,860,791	-	-	-	-	-
Stock compensation expense	-	-	-	-	-	129,834	-	129,834
Contributed capital	-	-	-	-	37,035	-	-	37,035
Contributed services	-	-	-	-	60,000	-	-	60,000
Net Loss for the year ended September 30, 2012	-	-	-	-	-	-	(1,555,194)	(1,555,194)
Balance at September 30, 2012	-	-	281,233,150	27,341,594	5,335,248	3,764,913	(36,592,653)	(150,898)

Issuance of common stock for conversion of notes and interest	-	-	99,818,103	968,677	-	-	-	968,677
Issuance of Series A preferred stock	5,000	50	-	-	150	-	-	200
Issuance of common stock for services at fair value	-	-	3,908,171	26,200	-	-	-	26,200
Issuance of common stock for debt	-	-	43,584,017	828,790	-	-	-	828,790
Issuance of common stock for commitment fees	-	-	500,000	10,000	-	-	-	10,000
Stock compensation expense	-	-	-	-	-	46,787	-	46,787
Net Loss for the year ended September 30, 2013	-	-	-	-	-	-	(2,522,382)	(2,522,382)
Balance at September 30, 2013	5,000	$ 50	429,043,441	$ 29,175,261	$ 5,335,398	$ 3,811,700	$ (39,115,035)	$ (792,626)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended
	September 30, 2013	September 30, 2012	February 25, 1997 through September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,522,382)	$ (1,555,194)	$ (39,115,035)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	34,937	41,706	764,469
Common stock issued for services and other expenses	426,057	182,468	2,605,159
Stock option and warrant expense	46,787	129,834	4,085,890
Commitment fees	8,966	85,734	5,780,273
Asset impairment	-	-	7,285,120
Write down of inventory asset	-	-	1,177,000
(Gain)/loss on conversion and settlement of debt	1,237,183	441,522	1,211,744
(Gain)/Loss on sale of asset	(8,000)	-	(24,423)
Contributed capital and services	-	97,035	97,035
Settlement of lease	-	-	59,784
Financing costs associated with issuance of convertible notes	321,579	-	321,579
Change in derivative liability	(746,956)	(39,969)	(786,925)
Amortization of debt discount recorded as interest expense	639,159	206,465	845,624
Change in Assets and Liabilities:
(Increase)/Decrease in:
Prepaid expenses	70,412	(2,130)	59,078
Inventory held for sale	-	-	(1,417,000)
Other receivable	-	-	-
Other assets	3,200	(2,500)	(2,500)
Increase (Decrease) in:
Accounts payable	3,414	443	2,373,958
Accrued expenses	43,926	35,346	194,382
NET CASH USED IN OPERATING ACTIVITIES	(441,718)	(379,240)	(14,484,788)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/Refund of manufacturing equipment and facilities in process	-	(3,309)	(5,909,913)
Payments on note receivable	-	-	(1,500,000)
Proceeds from sale of assets	8,000	-	269,100
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	(32,736)	(52,124)	(630,708)
NET CASH USED BY INVESTING ACTIVITIES	(24,736)	(3,309)	(8,051,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from convertible promissory notes	460,500	310,500	6,621,000
Proceeds for issuance of common stock, net	-	50,000	12,648,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	460,500	360,500	22,575,278
NET INCREASE (DECREASE) IN CASH	(5,954)	(22,049)	38,573
CASH, BEGINNING OF PERIOD	44,527	66,576	-
CASH, END OF PERIOD	$ 38,573	$ 44,527	$ 38,573
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 613	$ 603	$ 121,347
Taxes paid	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS

During the years ended September 30, 2013 the Company exchanged a demand note in the amount of $350,000 plus accrued interest of $35,863 for a new promissory note for an aggregate principal amount of $385,863. The note was partially converted in the amount of $125,000 leaving a remaining balance of $260,863. The remaining balance of $260,863, plus accrued interest of $32,633 was exchanged for a convertible promissory note in the amount of $293,496 on September 30, 2013. Also, during the period ended September 30, 2013, the Company completed its’ manufacturing equipment, which was classified to research and development cost for $367,476, and $50,000 to R&D asset. During the year ended September 30, 2012, in exchange for the notes of $456,920 plus accrued interest of $98,645 that was due at September 1, 2011, the Company issued 7,000,000 restricted shares of common stock as payment for the reduction of $205,565 of the principal balance and accrued interest under the note, and issued a new unsecured promissory exchange note in the amount of $350,000. Also, during the year ended September 30, 2012, the Company issued 5,860,791 shares of common stock through a cashless exercise of stock purchase warrants; issued 27,500,000 shares for accounts payable in the amount of $509,179 plus $85,734 in commitment fees with a conversion loss of $230,087; issued 400,000 shares of common stock for accounts payable of $17,000 with a fair value of $14,000 and recognized a gain of $3,000; issued 500,000 shares of common stock for prepaid rent with a fair value of $25,000.

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013 and 2012

1.

ORGANIZATION AND LINE OF BUSINESS

Organization

XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business

In the year ended September 30, 2013, XsunX Our business development efforts for the majority of the year ended September 30, 2013, centered on the development and marketing of a licensable low cost entry point solution for the manufacture of Copper Indium Gallium Selenide (CIGS) thin film solar cells which we call CIGSolar®.  During the period we completed the assembly of a thin film solar cell co-evaporation system central to the design of our CIGSolar® technology, and worked to calibrate the system, make adjustments to its new design as testing results warranted, and marketed the benefits of the technology to potential licensees which, during the period, consisted primarily of companies working to establish vertically integrated solar module manufacturing operations to service emerging demand in developing economies and regions.

In September 2013, in response to what the Company foresees as increasing demand within the commercial real-estate markets in California for the installation of solar electric PV systems, we began to prepare our operations to diversify and include services for the sale, design, and installation of solar electric PV systems as a licensed contractor in California. We plan to complete the preparation for the sale and delivery of our solar PV system design and installation services in the first quarter of fiscal 2014, and begin to market to commercial and industrial business and facility owners initially in the California market.    We see this as a significant market and business development opportunity and we plan to focus a significant portion of operations on the rapid development and market acceptance for our solar electric PV systems design and installation services.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2013. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended September 30, 2013, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2013, and 2012, were $34,937 and $41,706, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  September 30, 2013:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative Liability	$ 705,118	$ -	$ -	$ 705,118
Convertible Promissory Notes, net of discount	74,964	-	-	74,964
Total liabilities measured at fair value	$ 780,082	$ -	$ -	$ 780,082

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended September 30, 2013 and 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the year ended
	September 30,
	2013	2012

(Loss) to common shareholders (Numerator)	$ (2,522,382)	$ (1,555,194)

Basic and diluted weighted average number of common shares outstanding (Denominator)	343,568,944	247,855,835

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $425,371 and $122,673 for the years ended September 30, 2013, and 2012, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended September 30, 2013, and the following pronouncements were adopted during the period.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

3.

CAPITAL STOCK

At September 30, 2013, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

On June 27, 2013, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 10,000 shares of its authorized Preferred Stock as Series A Preferred Stock. The Series A Preferred Shares have a par value of $0.01 per share. The Series A Preferred Shares do not have a dividend rate and are not redeemable. In addition, the Series A Preferred Shares rank senior to the Company’s common stock. The Series A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote. One or more shares of Series A Preferred Stock has the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of shares of Series A Preferred Stock shall be entitled to receive, immediately after any distributions to Senior Securities required by the Company's Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to Junior Securities but in parity with any distribution to Parity Securities, an amount per share equal to $.01 per share. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, and the Company has no redemption rights for Series A Preferred Stock issued.

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

On June 27, 2013, our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) to increase our authorized shares of Common Stock from 500,000,000 shares to 2,000,000,000 shares.

During the year ended September 30, 2013, the Company issued 99,818,103 shares of common stock upon conversion of convertible notes in the aggregate fair value of $968,677 at prices ranging between $0.0024 and $0.0162; issued 3,908,171 shares of common stock for services at fair value of $26,200; issued 500,000 shares of common stock for commitment fees at fair value of $10,000. These shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

During the year ended September 30, 2013, in accordance with a Stipulation for Settlement of Claims, dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BX484549, the Company has issued a total of 43,584,017 Final Adjustment Shares of the Company’s common stock, no par value (“Common Stock”) to Ironridge with a fair value of $828,790 in settlement of the bona fide accounts payable of the Company, which had been purchased by Ironridge from certain creditors of the Company, in an amount equal to approximately $494,561 in accounts payable and $54,317 for agent and attorney fees associated with the transaction. The transaction thereby substantially reduced the Company’s liabilities, including its outstanding accounts payable balance associated with the assembly of the Company’s CIGSolar™ thermal evaporation technology.

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

During the year ended September 30, 2012, the Company issued 7,900,000 restricted shares of common stock as payment for the reduction of $247,565 in accounts payable; issued 3,181,819 restricted shares of common stock under stock purchase agreements at prices ranging between $0.015 and $0.0165 for $50,000 in proceeds; issued 5,860,791 restricted shares of common stock under cashless exercise of warrants; issued 3,050,078 shares of restricted common stock for services with a fair market value of $101,500; and issued 8,741,825  shares of common stock upon conversion of convertible notes in the aggregate fair value of $148,120 at prices ranging between $0.0227 and $0.015. The above shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act

Additionally, during the year ended September 30, 2012, in accordance with a Stipulation for Settlement of Claims, dated June 27, 2012, by and between Ironridge Global IV, Ltd (“Ironridge”) and the Company as documented in Los Angeles County Superior Court Case No. BX484549, the Company issued an aggregate of 27,500,000 shares of the Company’s common stock, no par value per share, to Ironridge Global IV, Ltd., of which 26,000,000 shares were for settlement of accounts payable of $549,913 with a fair value of $780,000, and the Company recognized a loss of $230,087. Also, 1,500,000 shares of common stock with a fair value of $45,000 were retained by Ironridge Global IV, Ltd. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

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

During the year ended September 30, 2013, the Company granted 1,000,000 stock options to each of the four non-affiliated members of its Board of Directors for a total of 4,000,000 options for continued services and performance to the Company. Each option vested upon issuance and provides for an exercise price of $0.014 per share (104% of the market price on the date of grant) and expires on March 21, 2016. The Company also granted 500,000 stock options to a consultant as incentive for services and performance to the Company. Two Hundred Fifty Thousand options vested upon issuance and the balance vest sixty days thereafter. The grant provides for an exercise price of $0.014 per share, and expires on May 13, 2015.

Risk free interest rate	0.29% - 0.38%
Stock volatility factor	138.33% - 169.56%
Weighted average expected option life	2 - 3 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2013		9/30/2012
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding, beginning of period	8,000,000	$ 0.210	21,180,000	0.210
Granted	4,500,000	0.014	1,500,000	0.045
Exercised	-	-	-	-
Expired	(3,000,000)	0.360	(14,680,000)	0.014
Outstanding, end of the period	9,500,000	$ 0.066	8,000,000	$ 0.210
Exercisable at the end of the period	8,500,000	$ 0.043	6,500,000	$ 0.270
Weighted average fair value of options granted during the period		$ 0.014		$ 0.045

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2013 was as follows:

Exercisable Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$ 0.160	2,500,000	2,500,000	0.50 years
$ 0.014	500,000	500,000	1.62 years
$ 0.100	1,000,000	-	2.05 years
$ 0.014	4,000,000	4,000,000	2.47 years
$ 0.045	1,500,000	1,500,000	3.28 years
	9,500,000	8,500,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2013, based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2013 and 2012 was $46,787 and $129,834, respectively.

Warrants

A summary of the Company’s warrants activity and related information follows:

	9/30/2013		9/30/2012
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
Outstanding, beginning of period	3,333,332	$ 0.63	8,583,332	0.32
Granted	-	-	6,363,637	0.02
Exercised	-	-	(11,363,637)	0.02
Expired	(3,333,332)	0.63	(250,000)	0.20
Outstanding, end of the period	-	$ -	3,333,332	$ 0.63
Exercisable at the end of the period	-	$ -	3,333,332	$ 0.63
Weighted average fair value of options granted during the period		$ -		$ 0.02

5.

INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Included in the balance at September 30, 2013, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2013, the Company did not recognize interest and penalties.

6.

DEFERRED TAX BENEFIT

At September 30, 2013, the Company had net operating loss carry-forwards of approximately $20,563,000 that may be offset against future taxable income from the year 2013 through 2030. No tax benefit has been reported in the September 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2013 and 2012 due to the following:

	9/30/2013	9/30/2012
Book Income	$ (1,008,950)	$ (622,078)
Nondeductible Stock Compensation	18,720	51,934
Contributed capital	-	38,814
Nondeductible other expenses	262,010	113,505
Nondeductible Penalties	-	10
Loss on settlement of debt	494,870	176,609
Meals & Entertainment	230	231
Depreciation	8,550	(2,516)
Loss on disposal of assets	-	-
Valuation Allowance	224,570	243,491
Income Tax Expense	$ -	$ -

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

Net deferred tax assets consist of the following components as of September 30, 2013 and 2012:

	9/30/2013	9/30/2012
Deferred Tax Assets:
NOL Carryforward	$ 8,225,100	$ 7,996,118
Capital loss Carryforward	2,913,800	2,917,009
Contribution Carryforward	40	40
Section179 Expense Carryforward	82,700	73,406
R&D Carryforward	45,420	44,217

Deferred Tax Liabilities:
Depreciation	(9,250)	(17,796)

Valuation Allowance	(11,257,810)	(11,012,994)
Net Deferred Tax Asset	$ -	$ -

    7.

CONVERTIBLE PROMISSORY NOTES

In exchange for a 10% promissory note (the “10% Note”) of $350,000 plus accrued interest of $35,863 that had become due at September 30, 2012, the Company issued a new unsecured convertible promissory note (the “Exchange Note”) for $385,863 in November 2012. The Holder and the Company exchanged the Note solely for (i) a 12% exchange note, (ii) and 500,000 shares of common stock. Interest on the exchange note accrued interest at the rate of 18% per annum commencing on September 30, 2012 through October 31, 2012 and thereafter at the rate of 12%. The Exchange Note was convertible into securities of the Company by the Holder at the lesser of $0.025 or 70% of the lowest volume weighted average (VWAP) occurring during the ten consecutive trading days immediately preceding the date on which the Holder may elect to convert portions of the note. During the year ended September 30, 2013 the lender converted $125,000 of the exchanged noted, plus interest of $9,448, leaving a remaining principal balance of $260,863, plus accrued interest of $32,633 for an aggregate total of $290,863. During the year ended, the Company recognized interest expense of $42,081 on the note, which matured on September 30, 2013.

On September 30, 2013, the Exchange Note was extended to September 30, 2014, and the conversion rate was amended to 60% of the lowest VWAP occurring during the twenty (20) consecutive trading days immediately preceding the conversion date. In accordance with ASC 470-60, “Debt – Troubled Debt Restructurings by Debtors”, the Company determined that the creditor did not grant a concession, as the only modification to the debt was the decrease in the conversion price. The modification was then analyzed under ASC 470-50, “Debt –Modification and Extinguishments”. The change in fair value of the conversion feature was greater than 10% of the carrying value of the debt, and as a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the September 30, 2012 convertible note extinguished and exchanged for a new convertible note in the amount of $290,863, which included $32,863 of accrued interest. The Company recorded a loss on extinguishment of debt of $20,431. During the year ended September 30, 2013, the Company recognized interest expense of $98 on the new Exchange Note.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. Under the promissory Note the lender has advanced two tranches of $25,000 each to the Company, and may elect to pay additional consideration to the Company in such amounts and at such times as the lender may choose in its sole discretion. The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note. On May 8, 2013, the lender converted $25,000 of the convertible note, plus $1,250 in interest leaving a remaining principal balance of $25,000. During the year ended September 30, 2013, the Company recognized interest expense of $2,202 for this Promissory Note.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Under the Promissory Note the Lender has advanced six tranches totaling $175,000 to the Company. The Lender may only advance additional consideration to the Company subject to consent by the Company. The Company shall be required to repay only the consideration funded by the lender, and shall not have any interest or other rights extend to any unfunded portion of the Promissory Note. The Promissory Note matures one year from its issuance or from the date any principal funds are advanced under the Promissory Note. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note. During the period ended September 30, 2013, the lender converted $75,000 of the convertible note, plus original issued discount and interest of $16,667 leaving a remaining principal balance of $100,000, plus original issue discount and accrued interest of $22,222 for a total sum of $122,222. During the year ended September 30, 2013, the Company recognized interest expense of $19,444 for this Promissory Note.

During the year ended September 30, 2013, the Company had entered into six Securities Purchase Agreements (the "Securities Purchase Agreements") each providing for the sale by the Company of 8% unsecured Convertible Notes (“the Notes”) in the principal amounts as follows;

•

 $37,500 Securities Purchase Agreement entered into on November 8, 2012

•

 $37,500 Securities Purchase Agreement entered into on January 18, 2013

•

 $53,000 Securities Purchase Agreement entered into on February 21, 2013

•

 $37,500 Securities Purchase Agreement entered into on April 23, 2013

•

 $37,500 Securities Purchase Agreement entered into on July 17, 2013

•

 $32,500 Securities Purchase Agreement entered into on August 28, 2013

During the year ended September 30, 2013, the lender had a principal balance of $403,000 in convertible notes, of which the lender   converted $295,500 of the notes, plus $12,420 in accrued interest, leaving a remaining aggregate principal balance of $107,500. Upon conversion the Company issued an aggregate of 50,869,850 shares of voting common stock to the lender. The remaining Notes mature on January 16, 2014, April 11, 2014 and May 22, 2014. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

8.    DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments. As a result, certain convertible notes issued related to the private placement described in Notes 7 do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At September 30, 2012, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $150,926.

During the period ended September 30, 2013, as a result of aggregate total of convertible notes we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $893,900, based upon a Black-Sholes calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes. As the aggregate fair value of these liabilities of $893,900 exceeded the aggregate value of the notes, the excess of the liability over the total combined note value of $203,490 was considered as a cost of the private placement and reported in the accompanying Statement of Operation as financing cost.

During the period ended September 30, 2013, approximately $520,500 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain in change in fair value of the derivative liability of $747,093 due to the extinguishment of the corresponding derivative liability. Furthermore, during the period ended September 30, 2013, the Company recognized a loss of $1,237,183 to account for the change in fair value of the derivative liabilities.  At September 30, 2013, the fair value of the derivative liability was $293,395.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.09% and 0.018%
Stock volatility factor	Between 106.82% and 157.79%
Months to Maturity	9 months to 1 year
Expected dividend yield	None

 9.

COMMITMENTS AND CONTINGENCIES

At September 30, 2013 the Company leased corporate facilities located in Aliso Viejo and Irvine, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month. The Company’s $3,000 per month 12 month lease for its Irvine shop location expired July 30, 2013 and the Company continued to rent month to month at the rate of $2,500 per month. In September 2013 the property owner advised the Company that they had sold the property and requested that we vacate the Irvine shop location by the end of October 2013.

10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

On October 1, 2013, the Company entered into four (4) promissory notes each in the amount of $12,000 in payment for services performed by the Board of Directors. The notes bears zero interest if paid on or before the one (1) year anniversary from the effective date. If the note is not paid on or before the one (1) year anniversary a one-time interest charge of 10% shall be applied to the principal sum. The holder has the right to convert the note at the lesser of $0.005 or the average of the three (3) closing share prices occurring immediately preceding the applicable conversion date.

On October 15, 2013, October 23, 2013, December 18, 2013, and January 13, 2014, the Company issued 7,500,000, 7,050,267, 3,500,000, and 2,500,000 shares of common stock, respectively, upon conversion of an aggregate principal sum of $57,400, plus accrued interest and original issue discount of $5,556. The shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On October 16, 2013, November 13, 2013, and January 14, 2014, the Company entered into securities purchase agreements providing for the sales of 8% convertible promissory notes in the amount of $37,500, $32,500 and $32,500 respectively, which, after one hundred and eighty days, can be converted into shares of common stock at a conversion price of 60% of the average lowest five (3) trading prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on July 18, 2014, August 15, 2014, and October 14, 2014.

On October 17, 2013, and November 5, 2013, the Company issued 13,712,578 and 27,586,550 shares of common stock, respectively, upon conversion of an aggregate principal sum of $90,000, plus accrued interest of $858. The shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On October 24, 2013, and October 28, 2013, the Company issued 8,695,652 and 5,277,778 shares of common stock, respectively, upon conversion of an aggregate principal sum of $37,500, plus accrued interest of $1,500. The shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On November 1, 2013, the Company issued 14,954,990 shares of common stock upon conversion of the principal sum of $25,000, plus accrued interest of $1,171. The shares were issued in a transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Effective October 30, 2013, as a result of the sale of the facility by the property owner, the Company vacated the Irvine, CA shop facilities where it had been conducting assembly, testing, and marketing of its CIGSolar thin film co-evaporation technologies. The Company elected to relocate the system to a facility in La Mirada California where the system could continue to be shown to interested buyers of the system and processing technology.

After approval by the Board of Directors for the expansion of business operation the Company announced the addition of solar PV system sales, design, and installation services to its business development efforts on October 16, 2013. The Company’s CEO and President, Mr. Tom Djokovich, as a licensed contractor in California since 1979 provided the Company with qualification for a California B-1 contractor’s license, effective October 14, 2013, to allow the Company to promote and enter into agreements with customers interested in these new services.

On November 1, 2013 the Company and Mr. Joseph Grimes, agreed that he would no longer provide services to the Company as executive sales manager, and agreed to retain Mr. Grimes as a business development consultant, under his company, Solar Utility Networks, LLC, (“SUN”) assisting the Company in its efforts to expand services to include the sales, design, and installation of solar PV systems. The services to be provided include the development of project leads, project financial analysis, conceptual project layouts and project locations, estimates for Government-based incentives, sourcing of system components, and assistance in procuring project financing. The Company has agreed to pay a commission of up to 6% on projects we enter into sales agreements that were the result of leads developed by and introduced to us by SUN. Mr. Grimes is also a Director for the Company and Mr. Grimes has agreed to act in the best interests of the Company under the agreement to provide the Company with the benefit of customer development and introduction by Mr. Grimes for the mutual benefit of both parties.

On December 10, 2013 the holder of 10% unsecured convertible promissory note, issued by the Company on December 14, 2012, with an accrued principal, interest, and original issue discount balance of $91,667 elected to advance $40,000 to the Company. Any funds advanced under the note mature one year from payment to the Company and may be converted by the Lender into shares of common stock of the Company, subject to securities compliance, at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2014	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 14, 2014
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Joseph Grimes	January 14, 2014
Joseph Grimes, Director

/s/ Thomas Anderson	January 14, 2014
Thomas Anderson, Director

/s/ Oz Fundingsland	January 14, 2014
Oz Fundingsland, Director

/s/ Michael Russak	January 14, 2014
Michael Russak, Director

EXHIBIT 31.1

OFFICER’S CERTIFICATE

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Tom Djokovich, certify that:

1.     I have reviewed this Form 10-K for the fiscal year ended September 30, 2013 of XsunX, Inc.;

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

Date: January 14, 2014

/s/ Tom Djokovich
Name: Tom Djokovich
Titles: President, Chief Executive Officer, Principal Financial and Accounting Officer, and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of XsunX, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2013 as filed with the U.S. Securities and Exchange Commission on the date himself (the “Report”), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:     January 14, 2014

/s/ Tom Djokovich
Name: Tom Djokovich
Title: President, Chief Executive Officer, and Principal Financial and Accounting Officer, and Director

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