Form 10-K/A
period 2013-09-30
XSUNX INC
filed 2014-01-14
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014 (the “Original Form 10-K Filing Date”), is solely to furnish the following exhibits which were inadvertently filed as part of the main Form 10-K Report and excluded from the exhibit list;

Exhibit 31.1 Sarbanes Oxley Certification

Exhibit 32.1 Sarbanes Oxley Certification

In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to the Amendment.

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