Form 10-Q
period 2013-12-31
XSUNX INC
filed 2014-02-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2013

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

The number of shares of common stock issued and outstanding as of February 14, 2014 was 527,544,021.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets December 31, 2013 (unaudited) and September 30, 2013 (audited)	3

Statements of Operations for the Three Months ended December 31, 2013 and 2012 (unaudited) and the period February 25, 1997 (inception) to December 31, 2013 (unaudited)	4

Statements of Shareholders Equity for the Three Months ended December 31, 2013 (unaudited)	5

Statements of Cash Flows for the Three Months ended December 31, 2013 and 2012 (unaudited) and the period February 27, 1997 (inception) to December 31, 2013 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Qualitative and Quantitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A.Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	20

Item 4. Mine Safety Disclosure	20

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 45,077	$ 38,573
Inventory	$ 14,652	$ -
Prepaid expenses	51,351	16,117

Total Current Assets	111,080	54,690

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	253,166	266,366
Leasehold improvements	-	17,500
	289,019	319,719
Less accumulated depreciation	(209,138)	(225,397)

Net Property & Equipment	79,881	94,322

OTHER ASSETS
Security deposit	-	2,500

Total Other Assets	-	2,500

TOTAL ASSETS	$ 190,961	$ 151,512

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 140,876	$ 147,629
Credit card payable	11,977	1,962
Accrued expenses	-	107
Accrued interest on notes payable	23,048	14,358
Derivative liability	659,785	705,118
Convertible promissory notes, net of $342,327 and $462,143 in discounts	186,047	74,964

Total Current Liabilities	1,021,733	944,138

TOTAL LIABILITIES	1,021,733	944,138

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows
Preferred Stock Series A, $0.01 par value, 10,000 authorized
5,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, no par value;
2,000,000,000 authorized common shares
517,321,256 and 429,043,441 shares issued and outstanding, respectively	30,193,820	29,175,261
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Deficit accumulated during the development stage	(40,171,740)	(39,115,035)

TOTAL SHAREHOLDERS' DEFICIT	(830,772)	(792,626)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 190,961	$ 151,512

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
		Three Months Ended	February 25, 1997
			through
	December 31, 2013	December 31, 2012	December 31, 2013

SALES	30,808	-	$ 45,688

COST OF GOODS SOLD	29,791	-	29,791

GROSS PROFIT	1,017	-	15,897

OPERATING EXPENSES
Selling, general and administrative expenses	138,728	129,006	19,193,698
Research and development	2,566	15,000	3,714,564
Depreciation and amortization expense	4,618	14,652	769,087

TOTAL OPERATING EXPENSES	145,912	158,658	23,677,349

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(144,895)	(158,658)	(23,661,452)

OTHER INCOME/(EXPENSES)
Interest income	-	-	445,537
Gain/(Loss) on sale of asset	(4,423)	-	20,000
Impairment of assets	-	-	(7,285,120)
Derivative financing cost	(237,178)	-	(558,757)
Write down of inventory asset	-	-	(1,177,000)
Gain on legal settlement	-	-	1,279,580
Loan and commitment fees	-	(8,966)	(7,096,690)
Forgiveness of debt	-	-	592,154
Gain/(Loss) on settlement of debt	(813,074)	(126,470)	(2,491,779)
Gain/(loss) on change in derivative liability	420,511	(92,468)	1,207,436
Other, non-operating	-	-	(5,215)
Penalties	(226)	-	(845)
Interest expense	(277,420)	(148,070)	(1,439,589)

TOTAL OTHER INCOME/(EXPENSES)	(911,810)	(375,974)	(16,510,288)

NET LOSS	$ (1,056,705)	$ (534,632)	$ (40,171,740)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	488,925,399	287,343,603

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

							Deficit
							Accumulated
					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Development
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital

Balance at September 30, 2013	5,000	$ 50	429,043,441	$ 29,175,261	$ 5,335,398	$ 3,811,700	$ (39,115,035)	$ (792,626)

Issuance of common stock for conversion of notes and interest	-	-	88,277,815	1,018,559	-	-	-	1,018,559

Net loss for the period ended December 31, 2013	-	-	-	-	-	-	(1,056,705)	(1,056,705)

Balance at December 31, 2013	5,000	$ 50	517,321,256	$ 30,193,820	$ 5,335,398	$ 3,811,700	$ (40,171,740)	(830,772)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
			February 25,1997
	Three Months Ended		through
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,056,705)	$ (534,632)	$ (40,171,740)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	4,618	14,652	769,087
Common stock issued for services and other expenses	9,085	-	2,614,244
Stock option and warrant expense	-	-	4,085,890
Convertible notes issued for prepaids	48,000	-	48,000
Commitment fees	-	8,966	5,780,273
Asset impairment	-	-	7,285,120
Write down of inventory asset	-	-	1,177,000
Loss on conversion and settlement of debt	813,074	126,470	2,024,818
( Gain)/Loss on sale of asset	4,423	-	(20,000)
Financing cost associated with issuance of convertible notes	237,178	-	558,757
Contributed capital and services	-	-	97,035
Settlement of lease	-	-	59,784
(Gain)/Loss on change in derivative liability	(420,511)	96,768	(1,207,436)
Amortization of debt discount	257,816	126,270	1,103,440
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	(35,234)	26,815	23,844
Inventory	(14,652)	-	(1,431,652)
Other assets	2,500	-	-
Increase (Decrease) in:
Accounts payable	3,262	28,506	2,377,220
Accrued expenses	10,250	11,640	204,632

NET CASH USED IN OPERATING ACTIVITIES	(136,896)	(94,545)	(14,621,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	-	(29,615)	(5,909,913)
Payments on note receivable	-	-	(1,500,000)
Proceeds from sale of assets	5,400	-	274,500
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	-	-	(630,708)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	5,400	(29,615)	(8,046,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from convertible promissory notes	138,000	117,500	6,759,000
Proceeds for issuance of common stock, net	-	-	12,648,028

NET CASH PROVIDED BY FINANCING ACTIVITIES	138,000	117,500	22,713,278

NET INCREASE (DECREASE) IN CASH	6,504	(6,660)	45,077

CASH, BEGINNING OF PERIOD	38,573	44,527	-

CASH, END OF PERIOD	$ 45,077	$ 37,867	$ 45,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 163	$ 119	$ 121,510
Taxes paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the three months ended December 31, 2013, the Company issued 88,277,815 shares of common stock upon conversion of promissory notes for principal in the amount of
$196,400, plus $6,307 in accrued interest. During the three months ended December 31, 2012, the Company exchanged a demand note in the amount of $350,000 plus accrued

The accompanying notes are an integral part of these financial statements

 XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

December 31, 2013

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended September 30, 2013.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2013. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the three months ended December 31, 2013, had revenues of $30,808 associated with the initial sales efforts for its solar electric photovoltaic (PV) system installation services which the Company began to market in the period covered by this report. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended December 31, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative Liability	$ 659,785	$ -	$ -	$ 659,785
Convertible Promissory Notes, net of discount	186,047	-	-	186,047
Total liabilities measured at fair value	$ 845,832	$ -	$ -	$ 845,832

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2013, and no pronouncements were adopted during the period.

3.

CAPITAL STOCK

At December 31, 2013, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the period ended December 31, 2013, the Company issued 88,277,815 shares of common stock upon conversion of convertible notes in the aggregate fair value of $1,018,559 at prices ranging between $0.0054 and $0.0017.

4.

STOCK OPTIONS AND WARRANTS

On January 5, 2007, the Board of Directors of XsunX resolved to establish the Company’s 2007 Stock Option Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 20,000,000 shares of common stock are authorized under the plan, and at December 31, 2013 9,500,000 options are issued and outstanding under the Plan.

The following tables set forth summary information, as of December 31, 2013, concerning securities authorized for issuance under all equity compensation plans and agreements as of December 31, 2013 is as follows:

Risk free interest rate	0.29% to 0.38%
Stock volatility factor	138.33% to 169.56%
Weighted average expected option life	2-3 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

For the period ended
12/31/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	9,500,000	$ 0.066
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of the period	9,500,000	$ 0.066
Exercisable at the end of the period	8,500,000	$ 0.043
Weighted average fair value of
options granted during the period		$ -

The weighted average remaining contractual life of options outstanding issued under the plan as of  December 31, 2013 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$ 0.160	2,500,000	2,500,000	0.25 years	$ 0.16	$ 0.16
$ 0.014	500,000	500,000	1.36 years	$ 0.16	$ 0.16
$ 0.100	1,000,000	-	1.80 years	$ 0.16	$ 0.16
$ 0.014	4,000,000	4,000,000	2.22 years	$ 0.16	$ 0.16
$ 0.045	1,500,000	1,500,000	3.03 years	$ 0.16	$ 0.16
	9,500,000	8,500,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended December 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the period ended December 31, 2013. There was no stock-based compensation expense recognized in the statement of income during the three months ended December 31, 2013, and 2012.

5.

CONVERTIBLE PROMISSORY NOTES

As previously disclosed by XsunX, Inc. (the “Company”) in its Annual Report on Form 10-K for the year ended September 30, 2012, filed on January 11, 2013, the Company, in exchange for a promissory note (the “Note”) that had matured on September 30, 2012, issued in November 2012 a new unsecured 12% convertible promissory exchange note (the “Exchange Note”) for the remaining accrued principal and interest totaling $385,863.  The Exchange Note had a maturity date of September 30, 2013.  On September 30, 2013, the Exchange Note had an outstanding balance of $293,496, including accrued interest.  Effective September 30, 2013, the Company and the Holder entered into an Extension and Amendment Agreement (“Amendment Agreement”), under which the Company issue an Amended and Restated 12% Promissory Note (the “Amended Note.”) The Amended Note provides for, among other things, an extension of the maturity date to September 30, 2014, and amended the conversion price to be 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of provisions remained substantially the same. No additional cash consideration was provided or exchanged. During the period ended December 31, 2013, the lender converted $90,000 in principal of the note, plus interest of $858, leaving a remaining principal balance of $203,496. Upon conversion the Company issued an aggregate of 41,299,127 shares common stock to the lender. As of December 31, 2013, the Company recognized interest expense of $9,001.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. On November 6, 2013, the lender advanced $28,000 to the Company under the note. As of December 31, 2013, the lender has advanced $78,000 under the Note to the Company, and the Note has a remaining principal balance of $28,000. The Note matures one year from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. On November 1, 2013, the lender converted $25,000 in principal, plus $1,171 of accrued interest. Upon conversion the Company issued 14,954,989 shares of common stock to the lender. During the period ended December 31, 2013, the Company recognized interest expense of $641.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Under the Note the Lender has advanced an aggregate principal sum of $215,000 to the Company, including $40,000 advanced to the Company on December 10, 2013. The Lender may only advance additional consideration to the Company subject to consent by the Company. The Company shall be required to repay only the consideration funded by the lender, and shall not have any interest or other rights extend to any unfunded portion of the Note. The Note matures one year from the date each advance under the Note. The Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the period ended December 31, 2013, the lender converted $43,900 of the convertible note, plus original issued discount and interest of $5,556 leaving a remaining principal balance of $96,100, plus original issue discount and accrued interest of $12,788 for a total sum of $108,878. During the period ended December 31, 2013, the Company recognized interest expense of $7,222, which includes original issue discount of $4,444.

On October 16, 2013, and November 13, 2013, the Company issued securities purchase agreements to an unrelated third party providing for the sale of two 8% convertible promissory notes (the “Convertible Notes”) in the amount of $37,500 and $32,500 respectively. The Convertible Notes were issued to an existing holder under terms substantially similar to previous Convertible Notes. After one hundred and eighty days from the date consideration is provided to the Company, the Convertible Notes can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Each of the Convertible Notes mature nine months after the date of issuance. The Company has the right to redeem a portion or all amounts outstanding under the Convertible Notes prior to one hundred and eighty one days from issuance of the Convertible Notes under a variable redemption rate premium. During the period ended December 31, 2013, the lender converted a note in the principal amount of $37,500, plus $1,500 in accrued interest, leaving a remaining aggregate principal balance of $140,000. Upon conversion the Company issued an aggregate of 13,973,430 shares of voting common stock to the lender. The remaining Notes mature on April 11, 2014, May 22, 2014, July 18, 2014, and August 15, 2014. The Company has the right to redeem a portion or all amounts outstanding under the any Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a variable conversion price of 60% multiplied by the market price of the average lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date. During the period ended December 31, 2013, the Company recognized $2,578 in interest expense.

Issuance of Convertible Promissory Notes for Services to Related Party

On October 1, 2013, the Company issued  a total of $48,000 in unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundlingsland (the “Holders”) in exchange for their services as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any reaming principal sum. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares.

6.    DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments. As a result, certain convertible notes issued described in Notes 5 do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At September 30, 2013, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $705,118.

During the period ended December 31, 2013, as a result of aggregate total of convertible notes we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $375,178, based upon a Black-Sholes calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes. As the aggregate fair value of these liabilities of $375,178 exceeded the aggregate value of the notes, the excess of the liability over the total combined note value of $237,178 was considered as a cost of the debt and reported in the accompanying Statement of Operation as financing cost.

During the period ended December 31, 2013, approximately $196,400 in convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain in change in fair value of the derivative liability of $970,159 due to the extinguishment of the corresponding derivative liability. Furthermore, during the period ended December 31, 2013, the Company recognized a loss of $549,648 to account for the change in fair value of the derivative liabilities. At December 31, 2013, the fair value of the derivative liability was $659,785.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.03% and 0.14%
Stock volatility factor	Between 106.82% and 409.17%
Months to Maturity	9 months to 1 year
Expected dividend yield	None

7.

SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

Between January 21, 2014 and January 28, 2014 the Company issued 5,322,765 shares of common stock at prices ranging from $0.0077 to $0.0068 upon conversion of the aggregate amount of $39,000 dollars of principal and accrued interest to the holder of 8% convertible notes. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Between January 13, 2014 and February 3, 2014 the Company issued 4,900,000 shares of common stock upon conversion of the aggregate amount of $26,460 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On January 14, 2014, the Company issued a securities purchase agreement providing for the sales of an 8% convertible promissory note (the “Note”) in the amount of $32,500. After one hundred and eighty days from the date of funding, the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest five (5) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on October 16, 2014. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On February 5, 2014 the Company and Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundlingsland (the “Holders”), of an unsecured convertible promissory note (the “Promissory Notes”) in the principal amount of $12,000 each agreed to the amendment of the conversion provisions under the Promissory Note.  The conversion provisions were amended to provide for a fixed conversion price of $0.0045 per share (the “Conversion Price”). No other provisions of the Promissory Notes were amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10- 10K/A.

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

During the fiscal year ending September 30, 2014, the Company is executing a plan that focuses operations on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate applications as a licensed contractor in California.

The purpose of our efforts are to capitalize on the increasing demand within the California commercial real-estate markets for the installation of solar electric PV systems. The improving demand, underscored in a 2013 market data from the U.S. Solar Energy Industries Association (SEIA) indicating 26% growth in the non-residential PV systems market year-over-year, stems from the significant reductions to the per-watt sales price for silicon solar modules which has resulted in the general overall significant reductions to the installed cost-per-watt for solar PV systems. These reductions, coupled with government tax and investment incentives, can provide significant investment incentives for consumers whom we market to in efforts to make sales.

In October 2013, we completed the required licensing process and began to focus our efforts on the marketing and sales of Solar PV Systems. To aid us in developing a competitive advantage we have established factory direct pricing for the major components of the Solar PV Systems we design and sell, and have qualified to offer 100% financing options through a licensed lender.

We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV systems, and there is a market demand available for us to provide these services to.

Our operations are currently focused on the rapid development and market acceptance for our Solar PV Systems design and installation services. We feel that these efforts will provide us the ability to reduce future dependency on the sale of debt or equity to fund operations, as during the three months ended December 31, 2013, we began to recognize initial revenues from these activities.

Results of Operations for the Three Months Ended December 31, 2013 compared to Three Months Ended December 31, 2012.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended December 31, 2013 and 2012 of $30,808 and $0, respectively. The $30,808 in revenue during the three months ended December 31, 2013 were a result of our initial efforts in the sale of solar PV Systems. The costs of goods sold for the three months ended December 31, 2013 was $29,791 and $0, respectively. The Company to date has had minimal revenue and cost of sales, and is still in the development stage. Management expects to continue to generate revenues on this scale for the near future as it works to increase its sales volumes.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $9,722 during the three months ended December 31, 2013 to $138,728 as compared to $129,006 for the three months ended December 31, 2013. The increase in SG&A expenses was related primarily to an increase in non-cash expense for outside services of $12,000, with a decrease in other SG&A expenses of $2,278.

Research and Development:

Research and development decreased by $12,434 during the three months ended December 31, 2013 to $2,566 as compared to $15,000 for the three months ended December 31, 2012.  The decrease was primarily due to a reduction in research related employees used in the prior period. We anticipate this trend to continue as we do not anticipate devoting substantial resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Net Loss:

For the three months ended December 31, 2013, our net loss was $1,056,705 as compared to a net loss of $534,632 for the three months ended December 31, 2012. The increase in net loss of $522,073 primarily stems from a loss on settlement of debt in the current period. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2013 of $910,653, as compared to a working capital deficit of $889,448 as of September 30, 2013. The increase of $21,205 in working capital deficit was the result of an increase in cash, inventory, credit card payable, accrued expenses, and convertible notes, with a decrease in accounts payable, and derivative liability.

Cash flow used by operating activities was $136,896 for the three months ended December 31, 2013, as compared to cash flow used by operating activities of $94,545 for the three months ended December 31, 2012. The increase in cash flow used of $42,351 by operating activities was primarily due to a net change in non-cash expenses, inventory, accounts payable, and accrued expenses, with a decrease in prepaid expenses.

Cash flow provided by investing activities was $5,400 for the three months ended December 31, 2013, as compared to cash flow used in investing activities of $29,615 during the three months ended December 31, 2012. The net change in investing activities was primarily due to proceeds received of $5,400 from the sale of certain assets in the current period.

Cash provided by financing activities for the three-months ended December 31, 2013 was $138,000, as compared to $117,500 for the same period 2012. Our capital needs have primarily been met from the proceeds of private placements and the sale of convertible debt, as we are currently in the development stage and had minimal initial revenues.

Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through December 31, 2013. Our independent registered public accounting firm has issued their report dated January 14, 2014, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2013, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $138,000, and (iii) revenues in the amount of $30,808.

Short Term.

On a short-term basis, we do not generate revenues sufficient to cover operations.  Based on prior history, we may continue to have insufficient revenue to satisfy current and recurring expenses and liabilities.  For short term needs we may continue to be dependent on receipt, if any, of offering proceeds and the growth of our revenue.

Capital Resources

We have only common and preferred stock as our capital resources. We have no material commitments for capital expenditures within the next year, however as we work to market and make sales of our Solar PV System services, substantial capital will be needed to pay for these activities.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs.  We will have to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made by our management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to establish a Solar PV System sales, design, and installation service business, and as of the period ended December 31, 2013, did not generate significant revenues. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse effect on our business.

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

As required by SEC Rule 15d-15(e), our management, consisting of our Chief Executive Officer/Principal Accounting Officer carried out an evaluation, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer/ principal accounting officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

 Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of December 31, 2013 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Amendment of Existing Promissory Note

As previously disclosed by XsunX, Inc. (the “Company”) in its Annual Report on Form 10-K/A for the year ended September 30, 2012, filed on January 14, 2013, the Company, in exchange for a promissory note (the “Note”) that had matured on September 30, 2012, issued in November 2012 a new unsecured 12% convertible promissory exchange note (the “Exchange Note”) for the remaining accrued principal and interest totaling $385,863.  The Exchange Note had a maturity date of September 30, 2013.  On September 30, 2013, the Exchange Note had an outstanding balance of $293,496, including accrued interest.  Effective September 30, 2013, the Company and the Holder entered into an Extension and Amendment Agreement (“Amendment Agreement”), under which the Company issue an Amended and Restated 12% Promissory Note (the “Amended Note.”) The Amended Note provides for, among other things, an extension of the maturity date to September 30, 2014, and amended the conversion price to be 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of provisions remained substantially the same. No additional cash consideration was provided or exchanged.

Issuance of Convertible Promissory Notes

On October 16, 2013, and November 13, 2013, the Company issued securities purchase agreements to an unrelated third party providing for the sale of two 8% convertible promissory notes (the “Convertible Notes”) in the amount of $37,500 and $32,500 respectively. The Convertible Notes were issued to an existing holder under terms substantially similar to previous Convertible Notes. After one hundred and eighty days from the date consideration is provided to the Company, the Convertible Notes can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Each of the Convertible Notes mature nine months after the date of issuance. The Company has the right to redeem a portion or all amounts outstanding under the Convertible Notes prior to one hundred and eighty one days from issuance of the Convertible Notes under a variable redemption rate premium.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Common Stock Issued Upon Conversion of Notes

During the period of October 1, 2013 through December 30, 2013, the Company made the following unregistered issuances of securities:

The Company issued 41,299,128 shares of common stock upon conversion of the aggregate amount of $90,858 dollars of principal and accrued interest to the holder of 12% convertible note.

 The Company issued 13,973,430 shares of common stock at fair value ranging from $0.0036 to $0.0023 upon conversion of the aggregate amount of $39,000 dollars of principal and accrued interest to the holder of 8% convertible notes.

The Company issued 18,050,267 shares of common stock at fair value ranging from $0.0054 to $0.0021 upon conversion of the aggregate amount of $49,456 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible.

The Company issued 14,954,990 shares of common stock to the holder of a 10% convertible note upon conversion by the holder of $26,171 dollars of principal and accrued interest thereunder.

The securities above were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Issuance of Convertible Promissory Notes for Services to Related Party

On October 1, 2013, the Company issued  a total of $48,000 in unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundlingsland (the “Holders”) in exchange for their services as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any reaming principal sum. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Receipt of Additional Consideration

On November 7, 2013 the holder of 10% unsecured convertible promissory note, issued by the Company on November 7, 2012, with no outstanding accrued principal or interest elected to advance $28,000 to the Company. Any funds advanced under the note mature one year from payment to the Company and may be converted by the Lender into shares of common stock of the Company, subject to securities compliance, at the lesser of $.0125 per share or fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion.

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

The securities above were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to expand operations to include the sale, design, and installation of solar electric PV systems, and in the day-to-day operations of the Company, and to pay the accrued liabilities associated with these operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining and Safety Disclosures

Not Applicable

Item 5. Other information

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

Between January 21, 2014 and January 28, 2014 the Company issued 5,322,765 shares of common stock at prices ranging from $0.0077 to $0.0068 upon conversion of the aggregate amount of $39,000 dollars of principal and accrued interest to the holder of 8% convertible notes. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Between January 13, 2014 and February 3 the Company issued 4,900,000 shares of common stock upon conversion of the aggregate amount of $26,460 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On January 14, 2014, the Company issued a securities purchase agreement providing for the sale of an 8% convertible promissory note (the “Note”) in the amount of $32,500. After one hundred and eighty days from the date of funding, the Note can be converted into shares of common stock at a conversion price of 60% of the average lowest five (5) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note matures on October 16, 2014. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty one days from issuance of the Note under a variable redemption rate premium.

On February 5, 2014 the Company and Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundlingsland (the “Holders”), of an unsecured convertible promissory note (the “Promissory Notes”) in the principal amount of $12,000 each agreed to the amendment of the conversion provisions under the Promissory Note.  The conversion provisions were amended to provide for a fixed conversion price of $0.0045 per share (the “Conversion Price”).

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of seventeen 8% convertible promissory notes between October 27, 2011, and January 14, 2014. (1)
10.2	Form of Exchange Agreement and 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2012. (2)
10.3	Form of Convertible Promissory Note issued on November 7, 2012, used in connection with the sale of a convertible promissory note in the amount of up to $78,000. (2)
10.4	Form of Convertible Promissory Note issued on December 14, 2012, used in connection with the sale of a 10% convertible promissory note in the amount of up to $250,000. (2)
10.5	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2013. (3)
10.6	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (3)
10.7	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three members of the Board of Directors on January 11, 2012. (4)
10.8	Form of Stock Option Agreement used by the Company to grant 1,000,000 common stock purchase options to each of four members of the Board of Directors on March 21, 2013. (5)
10.9	Form of Consulting Agreement between Joseph Grimes and the Company dated November 1, 2013. (5)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (7)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K/A filed with the Securities and Exchange Commission dated January 14, 2014.
(6)	Filled Herewith
(7)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 14, 2014	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer