Form 10-Q
period 2014-03-31
XSUNX INC
filed 2014-05-19
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]

No [X]

The number of shares of common stock issued and outstanding as of May 20, 2014 was 549,793,160.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets March 31, 2014 (unaudited) and September 30, 2013 (audited)	3

Statements of Operations for the Three Months and Six Months ended March 31, 2014 and 2013 (unaudited) and the period February 25, 1997 (inception) to March 31, 2014 (unaudited)	4

Statements of Shareholders Equity for the Six Months ended March 31, 2014 (unaudited)	5

Statements of Cash Flows for the Six Months ended March 31, 2014 and 2013 (unaudited) and the period February 27, 1997 (inception) to March 31, 2014 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 Qualitative and Quantitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A.Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	20

Item 4. Mine Safety Disclosure	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 51,232	$ 38,573
Accounts Receivable	2,705	$ -
Prepaid expenses	38,252	16,117
Total Current Assets	92,189	54,690
PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	228,074	266,366
Leasehold improvements	-	17,500
	263,927	319,719
Less accumulated depreciation	(205,604)	(225,397)
Net Property & Equipment	58,323	94,322
OTHER ASSETS
Security deposit	-	2,500
Total Other Assets	-	2,500

TOTAL ASSETS	$ 150,512	$ 151,512

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 127,830	$ 147,629
Credit card payable	3,777	1,962
Accrued expenses	1,008	107
Accrued interest on notes payable	25,750	14,358
Derivative liability	692,552	705,118
Convertible promissory notes, net of $261,021 and $462,143 in discounts	233,727	74,964
Total Current Liabilities	1,084,644	944,138
TOTAL LIABILITIES	1,084,644	944,138

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized
5,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, no par value;
2,000,000,000 authorized common shares
536,827,516 and 429,043,441 shares issued and outstanding, respectively	30,465,922	29,175,261
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Deficit accumulated during the development stage	(40,547,202)	(39,115,035)
TOTAL SHAREHOLDERS' DEFICIT	(934,132)	(792,626)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 150,512	$ 151,512

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		From Inception February 25, 1997 through March 31, 2014
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
SALES	$ 114,117	$ -	$ 144,925	$ -	$ 159,805
COST OF GOODS SOLD	79,429	-	109,220	-	109,220
GROSS PROFIT	34,688	-	35,705	-	50,585
OPERATING EXPENSES
Selling, general and administrative expenses	129,160	160,799	267,888	289,805	19,322,858
Research and development	-	15,676	2,566	30,676	3,714,564
Depreciation and amortization expense	4,621	9,169	9,239	23,821	773,708
TOTAL OPERATING EXPENSES	133,781	185,644	279,693	344,302	23,811,130
LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(99,093)	(185,644)	(243,988)	(344,302)	(23,760,545)
OTHER INCOME/(EXPENSES)
Interest income	-	-	-	-	445,537
Gain/(Loss) on sale of asset	(937)	-	(5,360)	-	19,063
Impairment of assets	-	-	-	-	(7,285,120)
Derivative financing cost	(65,299)	-	(302,477)	-	(624,056)
Write down of inventory asset	-	-	-	-	(1,177,000)
Gain on legal settlement	-	-	-	-	1,279,580
Loan and commitment fees	-	-	-	(8,966)	(7,096,690)
Forgiveness of debt	-	-	-	-	592,154
Gain/(Loss) on settlement of debt	(141,221)	(544,379)	(954,295)	(670,850)	(2,633,000)
Gain/(loss) on change in derivative liability	112,532	(106,178)	533,043	(198,645)	1,319,968
Other, non-operating	-	-	-	-	(5,215)
Penalties	-	-	(226)	-	(845)
Interest expense	(181,444)	(157,725)	(458,864)	(305,794)	(1,621,033)
TOTAL OTHER INCOME/(EXPENSES)	(276,369)	(808,282)	(1,188,179)	(1,184,255)	(16,786,657)
NET LOSS	(375,462)	(993,926)	(1,432,167)	(1,528,557)	(40,547,202)
BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	527,408,190	331,618,588	507,955,350	309,237,827

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Options/Warrants Paid-in-Capital	Deficit Accumulated during the Development Stage	Total
Balance at September 30, 2013	5,000	50	429,043,441	29,175,261	5,335,398	3,811,700	(39,115,035)	(792,626)

Issuance of common stock for conversion of notes and interest	-	-	107,784,075	1,290,661	-	-	-	1,290,661

Net loss for the six months ended March 31, 2014	-	-	-	-	-	-	(1,432,167)	(1,432,167)

Balance at March 31, 2014	5,000	50	536,827,516	30,465,922	5,335,398	3,811,700	(40,547,202)	(934,132)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		From Inception February 25,1997 through March 31, 2014
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,432,167)	(1,528,557)	(40,547,202)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	9,239	23,821	773,708
Common stock issued for services and other expenses/prepaid	22,997	-	2,628,156
Stock option and warrant expense	-	43,140	4,085,890
Convertible notes issued for services	48,000	-	48,000
Commitment fees	-	8,966	5,780,273
Asset impairment	-	-	7,285,120
Write down of inventory asset	-	-	1,177,000
Loss on conversion and settlement of debt	954,295	670,850	2,166,039
(Gain)/Loss on sale of asset	5,360	-	(19,063)
Financing cost associated with issuance of convertible notes	302,477	-	624,056
Contributed capital and services	-	-	97,035
Settlement of lease	-	-	59,784
(Gain)/Loss on change in derivative liability	(533,043)	210,683	(1,319,968)
Amortization of debt discount	419,122	269,126	1,264,746
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(2,705)	-	(2,705)
Inventory	-	-	(1,417,000)
Prepaid expenses	(22,135)	45,995	36,943
Other assets	2,500	-	-
Increase (Decrease) in:
Accounts payable	(17,984)	6,750	2,355,974
Accrued expenses	17,303	18,043	211,685
NET CASH USED IN OPERATING ACTIVITIES	(226,741)	(231,183)	(14,711,529)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	-	(32,736)	(5,909,913)
Payments on note receivable	-	-	(1,500,000)
Proceeds from sale of assets	21,400	-	290,500
Receipts on note receivable	-	-	1,500,000
Purchase of marketable prototype	-	-	(1,780,396)
Purchase of fixed assets	-	-	(630,708)
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	21,400	(32,736)	(8,030,517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-	3,306,250
Proceeds from convertible promissory notes	218,000	258,000	6,839,000
Proceeds for issuance of common stock, net	-	-	12,648,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	218,000	258,000	22,793,278
NET INCREASE (DECREASE) IN CASH	12,659	(5,919)	51,232
CASH, BEGINNING OF PERIOD	38,573	44,527	-
CASH, END OF PERIOD	$ 51,232	$ 38,608	$ 51,232
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 343	$ 359	$ 121,690
Taxes paid	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$ 1,290,661	$ 414,764
Issuance of common stock for debt	$ -	$ 765,436

The accompanying notes are an integral part of these financial statements

 XSUNX, INC.

(A Development Stage Company)

Notes to Financial Statements – (Unaudited)

March 31, 2014

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended September 30, 2013.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2014. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the six months ended March 31, 2014, had revenues of $144,925 associated with the initial sales efforts for its solar electric photovoltaic (PV) system installation services which the Company began to market in the period covered by this report. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended March 31, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$ -	$ -	$ -	$ -

Total assets measured at fair value	$ -	$ -	$ -	$ -

Liabilities

Derivative Liability	$ 692,552	$ -	$ -	$ 692,552
Convertible Promissory Notes, net of discount	233,727	-	-	233,727
Total liabilities measured at fair value	$ 926,279	$ -	$ -	$ 926,279

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended March 31, 2014, and no pronouncements were adopted during the period.

3.

CAPITAL STOCK

At March 31, 2014, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2014, the Company issued 107,784,075 shares of common stock upon conversion of convertible notes in the aggregate fair value of $1,290,661 at prices ranging between $0.0021 and $0.0077.

4.

STOCK OPTIONS AND WARRANTS

On January 5, 2007, the Board of Directors of XsunX resolved to establish the Company’s 2007 Stock Option Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of employees, consultants and directors who could contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 20,000,000 shares of common stock are authorized under the plan, of which 9,500,000 options were issued and outstanding under the Plan at March 31, 2014.

A summary of the Company’s stock option activity and related information follows:

For the period ended
3/31/2014
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	9,500,000	$ 0.066
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of the period	9,500,000	$ 0.066
Exercisable at the end of the period	8,500,000	$ 0.043
Weighted average fair value of
options granted during the period		$ -

The weighted average remaining contractual life of options outstanding issued under the plan as of  March 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.160	2,500,000	2,500,000	0.0 years
$ 0.014	500,000	500,000	1.22 years
$ 0.100	1,000,000	-	1.55 years
$ 0.014	4,000,000	4,000,000	1.98 years
$ 0.045	1,500,000	1,500,000	2.78 years
	9,500,000	8,500,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended March 31, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2014 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2014, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the period ended March 31, 2014. There was $0 and $43,140 of stock-based compensation expense recognized in the statement of income during the six months ended March 31, 2014, and 2013 respectively.

Warrants

The Company had no warrants outstanding as of March 31, 2014.

5.     CONVERTIBLE PROMISSORY NOTES

As previously disclosed by XsunX, Inc. (the “Company”) in its Annual Report on Form 10-K for the year ended September 30, 2012, filed on January 11, 2013, the Company, in exchange for a promissory note (the “Note”) that had matured on September 30, 2012, issued in November 2012 a new unsecured 12% convertible promissory exchange note (the “Exchange Note”) for the remaining accrued principal and interest totaling $385,863.  The Exchange Note had a maturity date of September 30, 2013.  On September 30, 2013, the Exchange Note had an outstanding balance of $293,496, including accrued interest.  Effective September 30, 2013, the Company and the Holder entered into an Extension and Amendment Agreement (“Amendment Agreement”), under which the Company issue an Amended and Restated 12% Promissory Note (the “Amended Note.”) The Amended Note provides for, among other things, an extension of the maturity date to September 30, 2014, and amended the conversion price to be 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of provisions remained substantially the same. No additional cash consideration was provided or exchanged. During the six period ended March 31, 2014, the lender converted $90,000 in principal of the note, plus interest of $858, leaving a remaining principal balance of $203,496. Upon conversion the Company issued an aggregate of 41,299,127 shares common stock to the lender. As of March 31, 2014, the Company recognized interest expense of $15,105.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. On November 6, 2013, the lender advanced $28,000 to the Company under the note. As of March 31, 2014, the lender has advanced $78,000 to the Company, and has a remaining principal balance of $28,000. The Note matures one year from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. On November 1, 2013, the lender converted $25,000 in principal, plus $1,171 of accrued interest. Upon conversion the Company issued 14,954,989 shares of common stock to the lender. During the period ended March 31, 2014, the Company recognized interest expense of $1,331.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. As of March 31, 2014, the Lender has advanced an aggregate principal sum of $225,000 to the Company which includes $40,000 on December 10, 2013, and $10,000 on February 20, 2014. The Note matures one year from the date each advance under the Note. The Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the six months ended March 31, 2014, the lender converted $90,870 of the convertible note, plus original issue discount and interest of $16,667 leaving a remaining principal balance of $59,130, plus original issue discount and accrued interest of $13,889 for a total sum of $73,019. Subject to the conversions the Company issued 27,875,454. During the six months ended March 31, 2014, the Company recognized interest expense of $13,889, which includes original issue discount of $6,666.

On October 16, 2013 through March 14, 2014, the Company issued securities purchase agreements to an unrelated third party providing for the sale of four 8% convertible promissory notes (the “Convertible Notes”) for an aggregate of $140,000. The Convertible Notes were issued to an existing holder under terms substantially similar to previous Convertible Notes. After one hundred and eighty days from the date consideration is provided to the Company, the Convertible Notes can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Each of the Convertible Notes mature nine months after the date of issuance. The Company has the right to redeem a portion or all amounts outstanding under the Convertible Notes prior to one hundred and eighty one days from issuance of the Convertible Notes under a variable redemption rate premium. During the six months ended March 31, 2014, the lender converted notes in the principal amount of $107,500, plus $4,300 in accrued interest, leaving a remaining aggregate principal balance of $140,000. Upon conversion the Company issued an aggregate of 23,654,503 shares of voting common stock to the lender. The remaining Notes mature on July 18, 2014, August 15, 2014, October 16, 2014 and March 14, 2014. During the six months ended March 31, 2014, the Company recognized $5,174 in interest expense.

Issuance of Convertible Promissory Notes for Services to Related Party

On October 1, 2013, the Company issued  a total of $48,000 in unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any reaming principal sum. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares.

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

During the six months ended March 31, 2014, as a result of aggregate total of convertible notes we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $520,477, based upon a Black-Sholes calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes. As the aggregate fair value of these liabilities of $520,477 exceeded the aggregate value of the notes, the excess of the liability over the total combined note value of $302,477 was considered as a cost of the debt and reported in the accompanying Statement of Operation as financing cost.

During the six months ended March 31, 2014, approximately $313,370 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain in change in fair value of the derivative liability of $1,148,306 due to the extinguishment of the corresponding derivative liability. Furthermore, during the six months ended March 31, 2014, the Company recognized a loss of $615,265 to account for the change in fair value of the derivative liabilities. At March 31, 2014, the fair value of the derivative liability was $692,552.

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

Between April 24, 2014 and April 29, 2014 the Company issued 5,503,968 shares of common stock at prices ranging from $0.0072 to $0.0070 upon conversion of the aggregate amount of $39,000 dollars of principal and accrued interest to the holder of 8% convertible notes. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 11, 2014 the Company issued 2,128,342 shares of common stock upon conversion of the aggregate amount of $14,686 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 25, 2014 the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, the lender advanced $50,000 to the Company under the note and may elect to advance additional consideration in its sole discretion. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note.

On March 15, 2014 the Company issued Board members Joseph Grimes, and Oz Fundingsland 2,666,667 shares each of restricted common stock in exchange for their conversion of convertible Promissory Notes in the principal amount of $12,000 each. The Promissory Notes had been issued in exchange for each Board members retention as a director, and could be converted into shares of common stock by the Holder for $0.0045 per share.

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

In October 2013, we completed the required licensing process and began to focus our efforts on the marketing and sales of Solar PV Systems. To aid us in developing a competitive advantage we have established factory direct pricing for the major components of the Solar PV Systems we design and sell, and have qualified to offer 100% financing options through licensed lenders.

We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV systems, and there is a market demand available for us to provide these services to.

Our operations are currently focused on the rapid development and market acceptance for our Solar PV Systems design and installation services. We feel that these efforts will provide us the ability to reduce future dependency on the sale of debt or equity to fund operations, as during the six months ended March 31, 2014, we began to recognize initial revenues from these activities

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended March 31, 2014 and 2013 of $114,117 and $0, respectively. The $114,117 in revenue during the three months ended March 31, 2014 were a result of our initial efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, and product supply chain development. The costs of goods sold for the three months ended March 31, 2014 and 2013 was $79,429 and $0, respectively. The Company to date has had minimal revenue and cost of sales, and is still in the development stage. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $31,639 during the three months ended March 31, 2014 to $129,160 as compared to $160,799 for the three months ended March 31, 2013. The decrease in SG&A expenses was related primarily to a decrease in non-cash expense for outside services of $24,000, with a decrease in other SG&A expenses of $7,639 resulting from the Company’s change in business and the ability to reduce facility and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company begins to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $15,676 during the three months ended March 31, 2014 to $0 as compared to $15,676 for the three months ended March 31, 2013.  The decrease was primarily due to a reduction in research related employees used in the prior period. We anticipate this trend to continue as we do not anticipate devoting substantial resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Net Loss:

For the three months ended March 31, 2014, our net loss was $375,462 as compared to a net loss of $993,926 for the three months ended March 31, 2013. This decrease in net loss of $618,464 primarily stems from a loss on settlement of debt accounted for in the prior period ended March 31, 2013. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2014 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2013.

Revenue:

The Company generated revenues in the six months ended March 31, 2014 and 2013 of $144,925 and $0, respectively. The $144,925 in revenue during the six months ended March 31, 2014 were a result of our initial efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, and product supply chain development. The costs of goods sold for the six months ended March 31, 2014 and 2013 was $109,220 and $0, respectively. The Company to date has had minimal revenue and cost of sales, and is still in the development stage. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

General and administrative expenses for the six months ended March 31, 2014, were $267,888 as compared to $289,805 during the six months ended March 31, 2013. The decrease in SG&A expenses was related primarily to the Company’s change in business and the ability to reduce facility and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company begins to expand its marketing, sales, and service efforts.

Research and Development:

Research and development for the six months ended March 31, 2014 were $2,566 as compared to $30,676 during the six months ended March 31, 2013. The decrease was primarily due to a reduction in research related employees used in the prior period. We anticipate this trend to continue as we do not anticipate devoting substantial resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Net Loss:

The net loss for the six months ended March 31, 2014 was $1,432,167 as compared to a net loss of $1,528,557 for the six months ended March 31, 2013. The decrease in net loss of $96,390, primarily includes the reduction to operating expenses of $64,609, and a net increase in other expenses related to financing costs of $3,924, which consisted primarily of an increase in loss on loan and conversion of debt for $585,922, an increase in amortization of debt discount and interest expense of $153,070, and the increase in gain on change in derivative of $731,688, commitment fees of $8,966, loss on sale of asset and penalties of $226. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2014 of $992,455, as compared to a working capital deficit of $889,448 as of September 30, 2013. The increase of $103,007 in working capital deficit was the result of an increase in cash, accounts receivable, prepaid expenses, credit card payable, accrued expenses, and convertible notes, with a decrease in accounts payable, and derivative liability.

Cash flow used by operating activities was $226,741 for the six months ended March 31, 2014, as compared to cash flow used by operating activities of $231,183 for the six months ended March 31, 2013. The increase in cash flow used by operating activities was primarily due to a net change in non-cash expenses, accounts receivable, prepaid expenses, and accrued expenses, with a decrease in other assets and accounts payable.

Cash flow provided by investing activities was $21,400 for the six months ended March 31, 2014, as compared to cash flow used in investing activities of $32,736 during the six months ended March 31, 2013. The net change in investing activities was primarily due to proceeds received of $21,400 from the sale of certain assets in the current period.

Cash provided by financing activities for the six months ended March 31, 2014 was $218,000, as compared to $258,000 for the same period 2013. Our capital needs have primarily been met from the proceeds of private placements, and convertible notes as we are currently in the development stage and had minimal initial revenues in the period.

Our financial statements as of March 31, 2014 have been prepared under the assumption that we will continue as a going concern from inception (February 25, 1997) through March 31, 2014. Our independent registered public accounting firm has issued their report dated January 14, 2014, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2014, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $218,000, and (iii) revenues in the amount of $144,925.

Short Term.

On a short-term basis, while our revenues have begun to develop under our new plan of operations we do not generate revenues sufficient to cover operations at this time.  Based on prior history, we may continue to have insufficient revenue to satisfy current and recurring expenses and liabilities.  For short term needs we may continue to be dependent on receipt, if any, of offering proceeds and the growth of our revenue.

Capital Resources

We have only common and preferred stock as our capital resources. We have no material commitments for capital expenditures within the next year, however as we work to market and make sales of our commercial solar PV system services, substantial capital will be needed to expand and pay for these activities.

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

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to establish substantial brand recognition and sales within the California solar PV markets for our commercial solar PV system sales, design, and installation service business, and as of the period ended March 31, 2014, did not generate revenues sufficient to fund these operations. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse effect on our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of March 31, 2014 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Convertible Promissory Notes

On January 14, 2014 and March 14, 2014, the Company issued securities purchase agreements to an unrelated third party providing for the sale of two 8% convertible promissory notes (the “Convertible Notes”) for an aggregate of $70,000. The Convertible Notes were issued to an existing holder under terms substantially similar to previous Convertible Notes. After one hundred and eighty days from the date consideration is provided to the Company, the Convertible Notes can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Each of the Convertible Notes mature nine months after the date of issuance. The Company has the right to redeem a portion or all amounts outstanding under the Convertible Notes prior to one hundred and eighty one days from issuance of the Convertible Notes under a variable redemption rate premium.

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

Common Stock Issued Upon Conversion of Notes

During the period of January 1, 2014 through March 31, 2014 the Company made the following unregistered issuances of securities:

The Company issued 9,681,073 shares of common stock at fair value ranging from $0.068 to $0.0077 upon conversion of the aggregate amount of $72,800 dollars of principal and accrued interest to the holder of 8% convertible notes.

The Company issued 9,825,187 shares of common stock at fair value ranging from $0.0069 to $0.0054 upon conversion of the aggregate amount of $58,081 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible.

The securities above were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Receipt of Additional Consideration

On February 20, 2014 the holder of 10% unsecured convertible promissory note, issued by the Company on December 14, 2012, with an accrued principal, interest, and original issue discount balance of $91,667 elected to advance the final $10,000 under the note to the Company. Any funds advanced under the note mature one year from payment to the Company and may be converted by the Lender into shares of common stock of the Company, subject to securities compliance, at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining and Safety Disclosures

Not Applicable

Item 5. Other information

Between April 24, 2014 and April 29, 2014 the Company issued 5,503,968 shares of common stock at prices ranging from $0.0072 to $0.0070 upon conversion of the aggregate amount of $39,000 dollars of principal and accrued interest to the holder of 8% convertible notes. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 11, 2014 the Company issued 2,128,342 shares of common stock upon conversion of the aggregate amount of $14,686 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 25, 2014 the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, the lender advanced $50,000 to the Company under the note and may elect to advance additional consideration in its sole discretion. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note.

On March 15, 2014 the Company issued Board members Joseph Grimes, and Oz Fundingsland 2,666,667 shares of restricted common stock each in exchange for their conversion of Promissory Notes in the principal amount of $12,000 each. The Promissory Notes had been issued in exchange for each Board members retention as a director, and could be converted into shares of common stock by the Holder for $0.0045 per share.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of eighteen 8% convertible promissory notes between October 27, 2011, and March 14, 2014. (1)
10.2	Form of Exchange Agreement and 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2012. (2)
10.3	Form of Convertible Promissory Note issued on November 7, 2012, used in connection with the sale of a 10% convertible promissory note in the amount of up to $78,000. (2)
10.4	Form of Convertible Promissory Note issued on December 14, 2012, used in connection with the sale of a 10% convertible promissory note in the amount of up to $250,000. (2)
10.5	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2013. (3)
10.6	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (3)
10.7	Form of Stock Option Agreement used by the Company to grant 500,000 common stock purchase options to each of three members of the Board of Directors on January 11, 2012. (4)
10.8	Form of Stock Option Agreement used by the Company to grant 1,000,000 common stock purchase options to each of four members of the Board of Directors on March 21, 2013. (5)
10.9	Form of Convertible Promissory Note issued on April 25, 2014, used in connection with the sale of a 10% convertible promissory note in the amount of up to $100,000. (6)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (7)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated February 13, 2012.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K/A filed with the Securities and Exchange Commission dated January 14, 2014.
(6)	Filled Herewith
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

XSUNX, INC.

Dated: May 19, 2014	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer