Form 10-Q
period 2014-06-30
XSUNX INC
filed 2014-08-18
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2014

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

The number of shares of common stock issued and outstanding as of August 18, 2014 was 579,256,469.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XSUNX, INC.

BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 56,732	$ 38,573
Accounts Receivable	164,850	$ -
Prepaid expenses	21,882	16,117
Total Current Assets	243,464	54,690

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	64,538	266,366
Leasehold improvements	-	17,500
	100,391	319,719
Less accumulated depreciation	(88,772)	(225,397)
Net Property & Equipment	11,619	94,322

OTHER ASSETS
Security deposit	-	2,500
Total Other Assets	-	2,500
TOTAL ASSETS	$ 255,083	$ 151,512

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 127,911	$ 147,629
Credit card payable	8,483	1,962
Accrued expenses	1,033	107
Accrued interest on notes payable	29,138	14,358
Derivative liability	592,657	705,118
Convertible promissory notes, net of $215,937 and $462,143 in discounts	219,774	74,964

Total Current Liabilities	978,996	944,138
TOTAL LIABILITIES	978,996	944,138

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized
5,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, no par value;
2,000,000,000 authorized common shares
566,097,865 and 429,043,441 shares issued and outstanding, respectively	30,799,980	29,175,261
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(40,671,041)	(39,115,035)
TOTAL SHAREHOLDERS' DEFICIT	(723,913)	(792,626)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 255,083	$ 151,512

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

SALES	$ 239,839	$ -	$ 384,764	$ -
COST OF GOODS SOLD	91,987	-	201,207	-

GROSS PROFIT	147,852	-	183,557	-

OPERATING EXPENSES
Selling, general and administrative expenses	142,503	112,156	410,391	401,961
Research and development	-	27,022	2,566	57,698
Depreciation and amortization expense	3,787	7,016	13,026	30,837

TOTAL OPERATING EXPENSES	146,290	146,194	425,983	490,496

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	1,562	(146,194)	(242,426)	(490,496)

OTHER INCOME/(EXPENSES)
Gain/(Loss) on sale of asset	(1,683)	-	(7,044)	-
Derivative financing cost	(86,921)	-	(389,398)	-
Loan and commitment fees	-	-	-	(8,966)
Gain/(Loss) on settlement of debt	(175,460)	29,619	(1,129,755)	(641,231)
Gain/(loss) on change in derivative liability	286,816	(197)	819,859	(198,842)
Penalties	-	(250)	(226)	(250)
Interest expense	(148,153)	(179,995)	(607,016)	(485,789)

TOTAL OTHER INCOME/(EXPENSES)	(125,401)	(150,823)	(1,313,580)	(1,335,078)

NET LOSS	$ (123,839)	$ (297,017)	$ (1,556,006)	$ (1,825,574)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	550,852,606	357,656,533	522,254,436	325,377,395

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total

Balance at September 30, 2013	5,000	$ 50	429,043,441	$ 29,175,261	$ 5,335,398	$ 3,811,700	$ (39,115,035)	$ (792,626)

Issuance of common stock for conversion of notes and interest	-	-	137,054,424	1,624,719	-	-	-	1,624,719

Net loss for the nine months ended June 30, 2014	-	-	-	-	-	-	(1,556,006)	(1,556,006)

Balance at June 30, 2014	5,000	$ 50	566,097,865	$ 30,799,980	$ 5,335,398	$ 3,811,700	$ (40,671,041)	(723,913)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,556,006)	$ (1,825,574)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	13,026	30,837
Common stock issued for services and other expenses/prepaid	33,123	-
Stock option and warrant expense	-	44,963
Convertible notes issued for services	48,000	-
Commitment fees	-	8,966
Loss on conversion and settlement of debt	1,129,755	641,229
Loss on sale of asset	7,044	-
Financing cost associated with issuance of convertible notes	389,398	-
(Gain)/Loss on change in derivative liability	(819,859)	218,340
Amortization of debt discount	564,205	441,537
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(164,850)	-
Prepaid expenses	(5,765)	69,632
Other assets	2,500	-
Increase (Decrease) in:
Accounts payable	(13,197)	5,936
Accrued expenses	10,152	23,625

NET CASH USED IN OPERATING ACTIVITIES	(362,474)	(340,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of manufacturing equipment and facilities in process	-	(32,736)
Proceeds from sale of assets	62,633	-

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	62,633	(32,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	-
Proceeds from convertible promissory notes	318,000	365,500
Proceeds for issuance of common stock, net	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	318,000	365,500

NET INCREASE (DECREASE) IN CASH	18,159	(7,745)

CASH, BEGINNING OF PERIOD	38,573	44,527

CASH, END OF PERIOD	$ 56,732	$ 36,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 343	$ 423
Taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$ 1,624,719	$ 765,436
Issuance of common stock for debt	$ -	$ 417,476

The accompanying notes are an integral part of these financial statements

 XSUNX, INC.

Notes to Financial Statements – (Unaudited)

June 30, 2014

1.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended September 30, 2013.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2014. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business.

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

Loss per Share Calculations

Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended June 30, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue Recognition

The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Contracts Receivable

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, and other information, and records bad debts using the direct write-off-method. Generally accepted accounting principles require the allowance method to be used to reflect bad debts. However, the effect of the use of the direct write-off-method is not materially different from the results that would have been obtained had the allowance method been followed.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$ 592,657	$ -	$ -	$ 592,657
Convertible Promissory Notes, net of discount	219,774	-	-	219,774
Total liabilities measured at fair value	$ 812,431	$ -	$ -	$ 812,431

Recently Adopted Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and has adopted the following;

On June 10, 2014, the Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

Recently Adopted Accounting Pronouncements

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

3.

CAPITAL STOCK

At June 30, 2014, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the nine months ended June 30, 2014, the Company issued 137,054,424 shares of common stock upon conversion of convertible notes in the aggregate fair value of $1,624,719 at prices ranging between $0.0021 and $0.0077.

4.

STOCK OPTIONS

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.  The 2007 Stock Option Plan is superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which 7,000,000 options were issued and outstanding under the Plan at June 30, 2014.

A summary of the Company’s stock option activity and related information follows:

	For the period ended
	6/30/2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	9,500,000	$ 0.066
Granted	-	-
Exercised	-	-
Expired	(2,500,000)	0.16
Outstanding, end of the period	7,000,000	$ 0.033
Exercisable at the end of the period	6,000,000	$ 0.015
Weighted average fair value of
options granted during the period		$ -

The weighted average remaining contractual life of options outstanding issued under the plan as of  June 30, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.014	500,000	500,000	0.87 years
$ 0.100	1,000,000	-	1.30 years
$ 0.014	4,000,000	4,000,000	1.73 years
$ 0.045	1,500,000	1,500,000	2.54 years
	7,000,000	6,000,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended June 30, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2014 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2014, based on the grant date fair value estimated. We account for forfeitures as they occur, and no options were forfeited during the period ended June 30, 2014. There was $0 and $44,964 of stock-based compensation expense recognized in the statement of income during the nine months ended June 30, 2014, and 2013 respectively.

5.     CONVERTIBLE PROMISSORY NOTES

As previously disclosed by XsunX, Inc. (the “Company”) in its Annual Report on Form 10-K for the year ended September 30, 2012, filed on January 11, 2013, the Company, in exchange for a promissory note (the “Note”) that had matured on September 30, 2012, issued in November 2012 a new unsecured 12% convertible promissory exchange note (the “Exchange Note”) for the remaining accrued principal and interest totaling $385,863.  The Exchange Note had a maturity date of September 30, 2013.  On September 30, 2013, the Exchange Note had an outstanding balance of $293,496, including accrued interest.  Effective September 30, 2013, the Company and the Holder entered into an Extension and Amendment Agreement (“Amendment Agreement”), under which the Company issue an Amended and Restated 12% Promissory Note (the “Amended Note.”) The Amended Note provides for, among other things, an extension of the maturity date to September 30, 2014, and amended the conversion price to be 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of provisions remained substantially the same. No additional cash consideration was provided or exchanged. During the nine period ended June 30, 2014, the lender converted $90,000 in principal of the note, plus interest of $858, leaving a remaining principal balance of $203,496. Upon conversion the Company issued an aggregate of 41,299,127 shares common stock to the lender. As of June 30, 2014, the Company recognized interest expense of $21,278.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. As of June 30, 2014 the lender has advanced an aggregate principal sum of $78,000 to the Company, which includes $28,000 on November 6, 2013. The Note matures one year from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the nine months ended June 30, 2014, the lender converted $53,000 of the remaining principal balance of the Note, plus accrued interest of $2,943 for a total sum of $55,943. Subject to the conversions the Company issued 21,960,179 shares of common stock. As of June 30, 2014, the Company recognized interest expense of $1,991.

On December 13, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. As of June 30, 2014, the Lender has advanced an aggregate principal sum of $225,000 to the Company which includes $40,000 on December 10, 2013, and $10,000 on February 20, 2014. The Note matures one year from the date each advance under the Note. The Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the nine months ended June 30, 2014, the lender converted $117,340 of the convertible note, plus original issue discount and interest of $22,222 leaving a remaining principal balance of $32,660, plus original issue discount and accrued interest of $11,111 for a total sum of $43,771. Subject to the conversions the Company issued 33,403,796 shares of common stock. During the nine months ended June 30, 2014, the Company recognized interest expense of $11,111, which includes original issue discount of $6,666.

On October 16, 2013 through March 14, 2014, the Company issued securities purchase agreements to an unrelated third party providing for the sale of four 8% convertible promissory notes (the “Convertible Notes”) for an aggregate of $140,000. The Convertible Notes were issued to an existing holder under terms substantially similar to previous Convertible Notes. After one hundred and eighty days from the date consideration is provided to the Company, the Convertible Notes can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Each of the Convertible Notes mature nine months after the date of issuance. The Company has the right to redeem a portion or all amounts outstanding under the Convertible Notes prior to one hundred and eighty one days from issuance of the Convertible Notes under a variable redemption rate premium. During the nine months ended June 30, 2014, the lender converted notes in the principal amount of $177,500, plus $7,100 in accrued interest. Upon conversion the Company issued an aggregate of 35,057,987 shares of common stock to the lender. The remaining Notes mature on October 16, 2014, and December 18, 2014. During the nine months ended June 30, 2014, the Company recognized $7,009 in interest expense.

On April 25, 2014 the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, and June 23, 2014 the lender advanced $50,000 to the Company under the Note. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the nine months ended June 30, 2014, the Company recognized $959 in interest expense.

Issuance of Convertible Promissory Notes for Services to Related Party

On October 1, 2013, the Company issued  a total of $48,000 in unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any remaining principal sum. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares. On March 15, 2014 the Company issued Board members Joseph Grimes, and Oz Fundingsland 2,666,667 shares each of restricted common stock in exchange for their conversion of convertible Promissory Notes in the principal amount of $12,000 each.

6.    DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments. As a result, certain convertible notes issued      XSUNX, INC. described in Notes 5 do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At September 30, 2013, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $705,118.

During the nine months ended June 30, 2014, as a result of aggregate total of convertible notes we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $707,398, based upon a Black-Sholes calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes. As the aggregate fair value of these liabilities of $707,398 exceeded the aggregate value of the notes, the excess of the liability over the total combined note value of $389,398 was considered as a cost of the debt and reported in the accompanying Statement of Operation as financing cost.

During the nine months ended June 30, 2014, approximately $437,840 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain in change in fair value of the derivative liability of $1,286,206 due to the extinguishment of the corresponding derivative liability. Furthermore, during the nine months ended June 30, 2014, the Company recognized a loss of $466,347 to account for the change in fair value of the derivative liabilities. At June 30, 2014, the fair value of the derivative liability was $592,657.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.03% and 0.14%
Stock volatility factor	Between 106.82% and 409.17%
Months to Maturity	9 months to 2 years
Expected dividend yield	None

7.

SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of ASC Topic 855.

Between July 28 and 31, 2014 the Company issued 6,246,964 shares of common stock at prices ranging from $0.0057 to $0.0048 upon conversion of the aggregate amount of $33,300 dollars of principal and accrued interest to the holder of 8% convertible notes. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Between July 8 and August 15, 2014 the Company issued 6,911,640 shares of common stock upon conversion of the aggregate amount of $31,549 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 5, 2014 the Company issued a 10% promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install. On August 5, 2014, the lender advanced $20,000 to the Company under the note. The Note matures three months from each advance.

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

Business Overview

XsunX, Inc. provides solar energy solutions that provide the greatest bottom-line financial benefits to businesses. The company has developed a highly skilled team of qualified engineering and specialty contractors with extensive commercial solar experience necessary to service the diverse conditions that can be encountered in commercial buildings. The company couples this superior design and delivery capability with factory direct pricing and zero down financing options to provide exceptional solar power plant installation opportunities for its clients.

During the fiscal year ending September 30, 2014, the Company is executing a plan that focuses operations on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate applications as a licensed contractor in California.

The purpose of our efforts, are to capitalize on the increasing demand within the California commercial real-estate markets for the installation of solar electric PV systems. The improving demand, underscored in a 2013 market data from the U.S. Solar Energy Industries Association (SEIA) indicating 26% growth in the non-residential PV systems market year-over-year, stems from the significant reductions to the per-watt sales price for silicon solar modules which has resulted in the general overall significant reductions to the installed cost-per-watt for solar PV systems. These reductions, coupled with government tax and investment incentives, can provide significant investment incentives for consumers whom we market to in efforts to make sales.

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

Our operations are currently focused on the rapid development and market acceptance for our Solar PV Systems design and installation services. We feel that these efforts will provide us the ability to reduce future dependency on the sale of debt or equity to fund operations, as during the nine months ended June 30, 2014, we began to recognize revenues from these activities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended June 30, 2014 and 2013 of $239,839 and $0, respectively. The $239,839 in revenue during the three months ended June 30, 2014 were a result of our initial efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the three months ended June 30, 2014 and 2013 was $91,987 and $0, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $30,347 during the three months ended June 30, 2014 to $142,503 as compared to $112,156 for the three months ended June 30, 2013. The increase in SG&A expenses was related primarily to an increase in non-cash expense for outside services of $12,000, insurance in the amount of $7,227, salaries in the amount of $8,934, marketing in the amount of $9,079, with an overall decrease in other SG&A expenses of $6,893 resulting from the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $27,022 during the three months ended June 30, 2014 to $0 as compared to $27,022 for the three months ended June 30, 2013.  The decrease was primarily due to a reduction in research related employees used in the prior period. We anticipate this trend to continue as we do not have plans to devote substantial resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that we either enter into a sales agreement for the technology, or the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) decreased by $25,422 to $125,401 for the three months ended June 30, 2014, compared to $150,823 for the prior period ended June 30, 2013. The decrease was the result of a decrease in amortization of debt discount in the amount of $27,328, interest expense in the amount of $4,514, penalties in the amount of $250, with an increase in gain in net change of fair value of the derivative instruments of $287,013, derivative financing cost in the amount of $86,921, loss on settlement of debt in the amount of $205,079, and a loss on sale of assets in the amount of $1,683. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the three months ended June 30, 2014, our net loss was $123,839 as compared to a net loss of $297,017 for the three months ended June 30, 2013. This decrease in net loss of $173,188 primarily stems from a decrease in operating expenses, the recognition of initial revenues from sales, and other income (expenses) accounted for in the prior period ended June 30, 2013. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2013.

Revenue:

The Company generated revenues in the nine months ended June 30, 2014 and 2013 of $384,764 and $0, respectively. The $384,764 in revenue during the nine months ended June 30, 2014 were a result of our initial efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the nine months ended June 30, 2014 and 2013 was $201,207 and $0, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

General and administrative expenses for the nine months ended June 30, 2014, were $410,391 as compared to $401,961 during the nine months ended June 30, 2013. The increase in SG&A expenses was related primarily to the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development for the nine months ended June 30, 2014 were $2,566 as compared to $57,698 during the nine months ended June 30, 2013. The decrease was primarily due to a reduction in research related employees used in the prior period. We anticipate this trend to continue as we do not have plans to devote substantial resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that we either enter into a sales agreement for the technology or the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) decreased by $21,498 to $1,313,580 for the nine months ended June 30, 2014, compared to $1,335,078 for the prior period ended June 30, 2013. The decrease was the result of an increase in amortization of debt discount in the amount of $122,668, gain in net change of fair value of the derivative instruments of $1,018,701, derivative financing cost in the amount of $389,398, loss on settlement of debt in the amount of $488,524, loss on sale of assets in the amount of $7,044, with a decrease in commitment fees of $8,966, penalties in the amount of $24, and interest expense in the amount of $1,441. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

The net loss for the nine months ended June 30, 2014 was $1,556,006 as compared to a net loss of $1,825,574 for the nine months ended June 30, 2013. The decrease in net loss of $269,568, primarily includes the reduction to operating expenses of $64,513, and other income (expenses) of $21,498, with a net increase in gross profit of $183,557.  While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2014 of $735,532, as compared to a working capital deficit of $889,448 as of September 30, 2013. The decrease of $153,916 in working capital deficit was the result of a decrease in accounts payable, and derivative liability, with an increase in cash, accounts receivable, prepaid expenses, credit card payable, accrued expenses, and convertible notes.

Cash flow used by operating activities was $362,374 for the nine months ended June 30, 2014, as compared to cash flow used by operating activities of $340,509 for the nine months ended June 30, 2013. The increase in cash flow used by operating activities was primarily due to a net change in non-cash expenses, accounts receivable, prepaid expenses, and accrued expenses, with a decrease in other assets and accounts payable.

Cash flow provided by investing activities was $62,633 for the nine months ended June 30, 2014, as compared to cash flow used in investing activities of $32,736 during the nine months ended June 30, 2013. The net change in investing activities was primarily due to proceeds received of $62,633 from the sale of certain assets in the current period.

Cash provided by financing activities for the nine months ended June 30, 2014 was $318,000, as compared to $365,500 for the nine months ended June 30, 2013. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern as of June 30, 2014. Our independent registered public accounting firm has issued their report dated January 14, 2014, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2014, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of convertible debt proceeds totaling $318,000, and (iii) revenues in the amount of $384,764.

Short Term

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

Capital Resources

We have only common and preferred stock as our capital resources. We have no material commitments for capital expenditures within the next year, however as we work to market and make sales of our commercial solar PV system services, substantial capital may be needed to expand and pay for these activities.

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

DEVELOPMENT STAGE COMPANY

The Company is currently engaged in efforts to establish substantial brand recognition and sales within the California solar PV markets for our commercial solar PV system sales, design, and installation service business, and as of the period ended June 30, 2014, while we have begun to develop and grow sales revenues, we did not generate revenues sufficient to fund these operations. We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing. We expect that we will continue to need significant financing to operate our business. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan which would have a material adverse effect on our business.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

 Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of June 30, 2014 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Stock Issued Upon Conversion of Notes

During the period of April 1, 2014 through June 30, 2014 the Company made the following unregistered issuances of securities:

The Company issued 11,403,484 shares of common stock at fair value ranging from $0.072 to $0.0056 upon conversion of the aggregate amount of $72,800 dollars of principal and accrued interest to the holder of 8% convertible notes.

The Company issued 5,528,342 shares of common stock upon conversion of $32,025 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible note.

The Company issued 7,005,189 shares of common stock upon conversion of $29,772 dollars of principal and accrued interest to the holder of 10% convertible note.

The Company issued 2,666,667 shares of common stock to Board members Joseph Grimes and Oz Fundingsland for an aggregate total of 5,333,334 shares of common stock upon conversion by each of $12,000 dollar unsecured promissory notes issued on October 1, 2013.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining and Safety Disclosures

Not Applicable

Item 5. Other information

 Between July 28 and 31, 2014 the Company issued 6,246,964 shares of common stock at prices ranging from $0.0057 to $0.0048 upon conversion of the aggregate amount of $33,300 dollars of principal and accrued interest to the holder of 8% convertible notes. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

Between July 8 and August 15, 2014 the Company issued 6,911,640 shares of common stock upon conversion of the aggregate amount of $31,549 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 5, 2014 the Company issued a 10% promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install. On August 5, 2014, the lender advanced $20,000 to the Company under the note. The Note matures three months from each advance.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of eighteen 8% convertible promissory notes between October 27, 2011, and March 14, 2014. (1)
10.2	Form of Exchange Agreement and 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2012. (2)
10.3	Form of Convertible Promissory Note issued on November 7, 2012, used in connection with the sale of a 10% convertible promissory note in the amount of up to $78,000. (2)
10.4	Form of Convertible Promissory Note issued on December 14, 2012, used in connection with the sale of a 10% convertible promissory note in the amount of up to $250,000. (2)
10.5	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2013. (3)
10.6	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (3)
10.7	Form of Convertible Promissory Note issued on April 25, 2014, used in connection with the sale of a 10% convertible promissory note in the amount of up to $100,000. (4)
10.8	2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) adopted May 20, 2014. (5)
10.9	Form of Promissory Note issued on August 5, 2014, used in connection with the sale of a 10% promissory note in the amount of up to $80,000. (6)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (7)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 19, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Filled Herewith
(6)

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

XSUNX, INC.

Dated: August 18, 2014	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer