Form 10-K
period 2014-09-30
XSUNX INC
filed 2015-01-13
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,469,384 based on the closing price as reported on the OTCBB.

As of January 13, 2015, there were 591,400,069 shares of the registrant’s company common voting stock outstanding.

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

Business Overview

XsunX provides solar energy solutions that deliver significant bottom-line financial benefits to businesses. We specialize in the sale, design, and installation of commercial solar power systems. Our background and experience spans virtually all aspects of solar including technology assessment, design, and development.

The Company has developed a highly skilled team of qualified engineering and specialty contractors with extensive commercial solar experience necessary to service the diverse conditions that can be encountered in commercial buildings. The company couples this superior design and delivery capability with factory direct pricing, and zero down financing options to provide exceptional solar power plant installations for our customers.

Our business development objectives are to capitalize on the increasing demand within the California commercial facilities markets for the installation of solar electric power systems. The improving demand, underscored in a 2013 market data from the U.S. Solar Energy Industries Association (SEIA) indicating 26% growth in the non-residential photovoltaic (PV) systems market year-over-year, stems from the significant reductions to the per-watt sales price for silicon solar modules which has resulted in the general overall significant reductions to the installed cost-per-watt for solar PV systems. These reductions, coupled with government tax and investment incentives, can provide significant investment incentives for consumers whom we market to in efforts to make sales.

We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with solar technologies and the design requirements associated with the delivery of solar power systems, and there is a market demand available for us to provide these services to.

Market for Solar Power

We believe that a significant demand for our commercial solar power energy solutions is developing, in part, as a result of following propositions:

•
We provide the ability to control and predict future energy costs. Our customers invest in the ability to self-generate power to offset and/or eliminate the purchase of third party utility provided electric energy. These investments provide predictability and control of energy costs, and can significantly reduce overall energy costs while insulating clients from rising retail electricity prices.

•
Maturity and dependability of solar technologies. The results and benefits from investments in commercial solar power systems have begun to produce long term statistical data. This historical performance data allows investment benefits for long term future operations to be accurately estimated. This provides customers greater reliance on future results, and the confidence to make investments.

•
Rapid capital recovery of solar investments. Reports provided by U.S. Energy Department indicate that the installed price reductions for solar PV systems are driving record installation demand. These cost reductions for the major components that make up a solar power system allow us to provide per watt pricing that, coupled with tax and operating benefits, can often result in capital recovery within 3 to 4 years.

We have focused our operations and service toward commercial solar power sales, and we primarily serve customers in the greater Southern California markets.

Our Approach

We provide customers with a turn-key suite of services and products. Our customer relationship development begins with a financial analysis providing detailed estimated investment benefits and results over the first twenty five years of a solar power systems life span. Through this process we tailor our system designs to maximize the financial benefits and returns for each customer. Our strategy is to develop and deliver systems that can provide the client with the greatest benefits. We then focus on 100% customer satisfaction by consistently matching customer expectations with our performance, and the delivery of our systems.

The key elements of our approach include:

•
Lead Generation. We market our services utilizing efforts that include wide area advertising in regional newspapers, door-to-door canvasing, list generation and target marketing, and customer referrals. Our sales development efforts work with prospective customers from initial interest through tailored proposals and, ultimately, signed contracts. We plan to grow our sales efforts and team while continually reviewing market trends, and the adoption of new approaches to engage more customers.

•
Detailed Investment Analysis. We use information related to our customer’s energy usage, costs, planned operations, and tax basis to determine optimal solar system and investment sizing. We combine this data and provide customers with 25 year investment projections that detail capital recovery expectations, system performance and energy savings, tax and operating benefits, and property re-sale value improvement estimates.

•
Financing. We have established relationships with lenders and have been approved to offer their finance options to prospective customers. Through our lender association network we offer customers financing options that include commercial equipment loans, lease options, power purchase agreements (PPA’s), PACE & HERO financing through property tax assessment, and we offer clients the option to apply utility incentives towards system purchase buy-downs thereby reducing up front out of pocket expenditures or the amount of capital financed.

•
Design & Engineering. To ensure accuracy we perform our site surveys directly and do not rely on third party services. We then finalize designs that will match proposed financial results, and work with a highly skilled team of qualified engineers with extensive commercial solar experience to ensure compliance with all codes, and best practices for the solar system operation.

•
Installation. We make the installation process simple for our customers. Once we complete the design and engineering of a solar energy system, we obtain all necessary building permits. Then, as the general contractor and construction manager, we provide all materials and components and use highly qualified licensed specialty contractors with extensive commercial and solar experience to provide on-site assembly of solar systems, utility interconnections, and roofing or structural work. We manage and ensure local building department approvals, and arrange for interconnection to the power grid with the utility.

•
Monitoring, Maintenance, and Service. We provide our customers with real-time facility wide monitoring of both solar energy generation and facility wide energy consumption. In addition to providing clients with a better understanding of their energy usage, and the opportunity to modify their usage to realize savings, these monitoring systems allow us to confirm the continuing proper operation of installed solar energy systems. We also service what we sell and provide customers with a single source for all system maintenance or warranty coordination and service.

Our Customers

Our customers, and key market, are owner occupied commercial facilities. We do not focus on specific industries or business type, but typically we have found manufacturing, storage, warehousing, agricultural, and single story commercial office space facilities offer greater opportunities for the placement of solar systems. While we can offer financing solutions for non-owner occupied facilities the greatest financial benefits can be realized by owner occupied commercial facilities.

We work to identify “best” candidates for our systems and we have found that facilities in excess of 3,000 square feet of roof area, and monthly utility costs in excess of $350 provide the minimum practical entry point for our services. However, “best” candidates typically require a minimum of 29kW (kilowatt) in solar system sizing, and have monthly utility costs in excess of $650. In the 2014 fiscal period we provided proposals for systems ranging in size from 16kW to 1.1MW (megawatt) with 30kW to 100kW providing the largest number of sales opportunities.

The diversity of our customer type presents us with a diverse scope of installation requirements. We routinely encounter installation applications that may require roof mounting, ground or post mounting, carport systems, and custom applications necessary to overcome physical site conditions.

As we work to expand our marketing and customer acquisition efforts we intend to seek sales opportunities for government facilities, and respond to proposal requests for utility scale solar power operations.

Sales, Marketing, and Planned Operations

We have focused our sales efforts and operations on the delivery of commercial solar power systems in the California market. We believe that our focus provides us long term benefits for brand development as a commercial solar power specialist within a market that we believe to be in the early stages of growth, and poised for a broad adoption of solar power generation.

We see this as a significant business development opportunity as management has the skillset associated with construction management, the licensing qualifications necessary for us to qualify as a licensed contractor in California, we have extensive experience associated with solar PV technologies and the design requirements associated with the delivery of a commercial solar power system, and there is a market demand available for us to provide these services to. We believe that these efforts may provide us with the fastest path to increasing revenue generation, and the ability to reduce future dependency on the sale of debt or equity to fund operations.

We market and sell our products and services through efforts that include advertising, direct outside sales, targeted direct marketing, commissioned consultants, and the referral of satisfied customers.

Solar System Operations and Supply

We purchase major components such as solar panels, inverters, and solar module mounting hardware directly from manufacturers and supply houses. When possible, we have establish direct factory purchasing relationships. We have selected these suppliers and components based on cost, reliability, warranty coverage, ease of installation, application design and suitability, and technology advantages.

Additionally, to compete favorably we have establish relationships with lenders through which we can introduce financing options for the systems we design and install. These financing options provide an alternative cash management solution for our target customers, and a sales inducement to purchase systems.

For the foreseeable future we anticipate that we will purchase the system components for each project on an as-needed basis from suppliers at the then-prevailing prices pursuant to purchase orders issued. Due to the volatility of component pricing we do not anticipate any supplier arrangements that will contain long-term pricing or volume commitments. Should our sales results, volume, and market conditions warrant we may in the future elect to make purchase commitments to ensure sufficient supply and reduced pricing of the components we use.

Our operations focus is to provide complete solar power project design, management of engineering, facility preparation, installation of systems, repair or restoration to all affected areas resulting from the installation process, and any ongoing maintenance agreements as may be sold. To accomplish this we use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we provide qualified staff to supervise project operations, inspections, and system start up and energizing. In the 2015 fiscal period we plan to expand our direct project management capabilities through the addition of qualified field supervisory and engineering staff.

CIGSolar® Thin Film Operations

Prior to the start of our commercial solar power sales operations we had, through September 2013, devoted the majority of our resources to the development of a low cost solution for the manufacture of Copper Indium Gallium Selenide (CIGS) thin film solar cells which we call CIGSolar®. Our target market and customer for this technology are manufacturers who produce solar cells and assemble solar modules.

During the 2012 and 2013 periods all manufacturers of thin film solar technologies experienced a significant erosion of any cost advantages that their technologies may have provided relative to the use of silicon technologies. As a result of the rapid and unprecedented cost reductions to the use of silicon technologies, the thin film industry has experienced a significant reduction to the number of companies that produce, or intended to produce, thin film solar products in the 2013 and 2014 periods as compared to earlier periods. Silicon solar modules are anticipated to remain the dominant technology and increase market share in 2015 while thin film technology production is anticipated to continue to lose market share.

In response to these continuing trends we do not anticipate devoting resources towards additional testing, calibration, or enhancements to our thin film technologies until such time that the market demand for thin film technologies warrants additional investments.

Competition

We believe that our primary competitors are traditional utilities who have a well-established relationship with our target customers, and provide the ease of a status quo relationship without upfront investment costs. To compete with these traditional utilities our products and services must present compelling financial incentives to induce customers to make initial investments that, prior to the application of investment incentives, may equal 8 to 10 years of typical incremental traditional utility service costs.

Helping to accelerate the capital recovery timelines, and the attractiveness of purchasing our systems, are City, State, and Federal government based installation and tax incentives. Additionally, net energy metering (NEM) programs provide customers the ability to receive credits from their respective utility for the production of solar power that at times may be unused and sent into the utility network. Together these programs help to accelerate capital recovery timelines for customers to within 3 to 5 years.

To compete with a traditional utility we present customers with compelling differentiating benefits to support commercial solar power investment decisions. These include lifecycle investment rate of returns that can exceed 30%, long term control and predictability of energy costs, reductions to facility operating costs, increased property or business re-sale value, turn-key system installation, the management of available utility incentives, and the ability to view all aspects of electrical power usage to further improve operational efficiencies. Based on these factors we believe that we compete favorably with traditional utilities in the regions we service.

We also compete with companies that provide products and services in other segments of the solar energy and energy-related products value chain. To expand our sales and revenue options, and to improve our competitive position, we plan to offer customers more options that we anticipate will include energy storage systems, energy efficiency consultations, and additional energy-related products and services.

Our plan for operations is to offer customers distinct practical benefits as an all-in-one provider. However, we cannot assure that we will be able to compete successfully in the solar power industry, or that future competition will not have a material adverse effect on our business, operating results, and financial condition.

Intellectual Property

The following is an outline of certain patents and technologies we have developed, attempted to develop, have acquired, or licensed:

The Company has previously worked to develop a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  Our technology, which we call CIGSolar®, focuses on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and could offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells.

In April 2012 we filed claims related to our thermal effusion source design. In October 2014 we received a Restriction Requirement from the United States Patent and Trademark Office that reports the results of the initial examination of the patent application.  The examination by the USPTO asserts that the application is directed to two distinct inventions and has issued a restriction requirement.  The term “restriction” is applied where the Examiner believes that two (2) or more inventions are separately claimed in the same patent application.  Thus, by issuing the restriction requirement, the Examiner is asserting that our application covers more than one invention.

We are currently reviewing options related to modifying our application and filing a “divisional” patent application directed towards whichever group we do not elect, or seek immediate patent protection directed towards both groups.  We may elect to abandon, modify, or file additional applications, and we may seek to enforce our claims through filing of utility patents.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2014.

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

Employees and Consultants

As of the fiscal year ended September 30, 2014, we had three employees including Mr. Tom Djokovich who is President and CEO. This represents no change to the same period ended 2013. To compensate our need for additional staff the Company also relies on qualified consultants and licensed professionals to perform specific functions that otherwise would require an employee. As we continue to expand our business developments efforts for the sale of commercial solar power systems we will need to add staff to adequately respond to sales inquiries, project management, and general labor as warranted. We consider relations with our employees and consultants to be good.

Seasonality

Our operations can experience some seasonality with increased demand early and later in in each year.

 Available Information

Our website address is www.xsunx.com. We make available on our website access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and amendments to these reports that we have filed with the U.S. Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

We Have Not Generated Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial solar power systems and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2014 and 2013 was $(1,949,887) and $(2,522,382), respectively. Net cash used for operations was $(368,368) and $(441,718) for the years ended September 30, 2014 and 2013, respectively. At September 30, 2014, we had a working capital deficit of $(912,699). We had an accumulated deficit at September 30, 2014 and 2013 of $(41,064,922) and $(39,115,035), respectively.

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

We expect that we will need to obtain additional financing to continue to operate our business, including expenditures to expand operations for the sales, design, and installation of solar PV systems, and, should we elect to complete the development of marketable thin film manufacturing technologies. This financing may be unavailable or available only on disadvantageous terms which could cause the use to curtail our business operations and delay the execution of our business plan.

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

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for the solar energy systems we design and market.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in our key market could limit the number of solar energy systems installed there. For example, California utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” This cap on net metering in California was increased to 5% in 2010 as utilities neared the prior cap of 2.5%. New California legislation passed in October 2013 establishes a process and timeline for developing a new program with no participation cap that would apply after the current cap of 5% is reached. If the current net metering caps in California, or other jurisdictions, are reached, or if the amounts of credit that customers receive for net metering are significantly reduced, our target customers will be unable to recognize the current cost savings associated with net metering. We anticipate that we will substantially rely on net metering to establish competitive pricing for our solar PV system sales with our prospective customers. The absence of net metering for customer acquisition would greatly limit demand and our ability to effectively market our solar energy system benefits.

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market these business operations will depend on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our planned business expansion.

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

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business development efforts for the sale of solar PV systems and cause a material adverse effect to our future financial condition and results of operations.

Our target customer’s decision to invest in renewable energy through us will be primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or from other renewable energy sources would harm our ability to offer competitive alternatives and could harm our business. The price of electricity from utilities could decrease as a result of any number of market conditions including:

•	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies, and;

•	a reduction in the price of natural gas as a result of new drilling techniques or a relaxation of associated regulatory standards;

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

Rising interest rates could adversely impact all aspects of current and planned business operations.

Changes in interest rates could have an adverse impact on our business by increasing the cost of capital for our target customers. For example rising interest rates may negatively impact our ability to provide financing sources on favorable terms to facilitate our customers’ purchase of our solar PV systems.

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market we will act as the licensed general contractor for our customers and will be subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

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

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market future problems with product quality or performance may cause us to incur warranty expenses, and may damage our market reputation and cause our financial results to decline.

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. We may also make extended warranties available at an additional cost to customers.

As we continue to expand our business development efforts within the solar PV system installation market we may be required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of the components employed in the assembly of solar energy systems. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future.

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

There can be no assurance that products we market or products based on technologies that we may develop will be perceived as being superior to existing products or new products offered or being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for products based on our technologies may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products based on our technologies, or the technologies of others that we market will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

There is no assurance that the market will accept our continued efforts to offer design, engineering, and installation services for solar electric PV systems which could have an adverse effect on our business.

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

Other companies, many of which have greater resources than we have, may develop or offer competing products or technologies which cause products based on our technologies or the technologies we market to become noncompetitive which could have an adverse effect on our business.

We have and will continue to compete with firms, both domestic and foreign, that perform research and development, as well as firms that manufacture, sell, or install solar products. In addition, we expect additional potential competitors to enter the markets for solar products and installation services in the future. Some of these competitors are large companies with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

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

Our common stock is currently traded on a limited basis on the OTC. The OTC is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market and the other national markets. Quotes for stocks included on the OTC are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC may be difficult to obtain.

The quotation of our common stock on the OTC does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

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

Item 2. Properties

California Corporate Office Lease

At September 30, 2014 the Company leased corporate facilities located in Aliso Viejo, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month. The Company plans to expand into larger facilities to support expanding operations in the 2015 fiscal period.

The Company owns no real property.

Item 3. Legal Proceedings

In the conduct of our business, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business.

Item 4. Mining and Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Market under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2014	High	Low	Close
First Quarter ended December 31, 2013	0.0290	0.0035	0.0095
Second Quarter ended March 31, 2014	0.0182	0.0090	0.0143
Third Quarter ended June 30, 2014	0.0146	0.0085	0.0110
Fourth Quarter ended September 30, 2014	0.0133	0.0040	0.0072

Year Ended September 30, 2013
First Quarter ended December 31, 2012	0.030	0.008	0.0109
Second Quarter ended March 31, 2013	0.023	0.008	0.0168
Third Quarter ended June 30, 2013	0.017	0.008	0.0120
Fourth Quarter ended September 30, 2013	0.073	0.004	0.0044

The market price for our common stock, like that of other technology or service companies, is highly volatile and is subject to fluctuations in response to variations in our operating results, announcements related to technological innovation or business development, or other events and factors. Our stock price may also be affected by broader market trends unrelated to our performance.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of September 30, 2014, there were approximately 290 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stock holders. As of September 30, 2014, there were 591,400,069 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2014 the last reported sales price of our common stock on the OTC Market was approximately $0.0072 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.  The 2007 Stock Option Plan is superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which 7,000,000 options were issued and outstanding under the Plan at September 30, 2014.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2014 the Company did not grant or issue any stock purchase options.

Table of Equity Compensation

The following table sets forth summary information, as of September 30, 2014, concerning securities authorized for issuance under all equity compensation plans and agreements for the fiscal years ended September 30, 2014, and 2013 is as follows:

Risk free interest rate	0.29% - 0.38%
Stock volatility factor	138.33% - 169.56%
Weighted average expected option life	2-3 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2014		9/30/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	9,500,000	$0.066	8,000,000	$0.210
Granted	-	-	4,500,000	0.014
Exercised	-	-	-	-
Expired	(2,500,000)	0.160	(3,000,000)	0.360
Outstanding, end of the period	7,000,000	$0.033	9,500,000	$0.066
Exercisable at the end of the period	6,000,000	$0.015	8,500,000	$0.043
Weighted average fair value of options granted during the period		$-		$0.014

The weighted average remaining contractual life of options outstanding issued under the Plan as of September 30, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	500,000	500,000	0.62 years
$0.100	1,000,000	-	1.05 years
$0.014	4,000,000	4,000,000	1.47 years
$0.045	1,500,000	1,500,000	2.28 years
	7,000,000	6,000,000

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2014 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2014, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2014 and 2013 was $0 and $46,787, respectively.

Recent Sales of Securities (Registered and Unregistered)

During the year ended September 30, 2014, the Company made the following unregistered issuances at fair value in the aggregate amount of 162,356,628 shares of common stock upon the conversion by holders of convertible notes as follows:

The Company issued 41,299,128 shares of common stock at a price of $0.0022 upon conversion of the aggregate amount of $90,858 dollars of principal and accrued interest to the holder of a 12% convertible note.

The Company issued 50,109,147 shares of common stock at prices ranging from $0.0023 to $0.0077 upon conversion of the aggregate remaining amount of $258,400 dollars of principal and accrued interest to the holder of 8% convertible notes.

The Company issued 43,654,840 shares of common stock at prices ranging from $0.0021 to $0.0069 upon conversion of the aggregate remaining amount of $183,333 dollars of principal, interest, and original issue discount fees by the holder of a 10% convertible note.

The Company issued 21,960,179 shares of common stock at prices ranging from $0.0017 to $0.0042 upon conversion of the aggregate remaining amount of $$55,943 dollars of principal and accrued interest by the holder of a 10% convertible note.

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

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were used primarily to fund efforts by the Company to develop business operations for the sale of commercial solar power systems, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

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

Business Overview

XsunX provides solar energy solutions that deliver significant bottom-line financial benefits to businesses. We specialize in the sale, design, and installation of commercial solar power systems. Our background and experience spans virtually all aspects of solar including technology assessment, design, and development.

The Company has developed a highly skilled team of qualified engineering and specialty contractors with extensive commercial solar experience necessary to service the diverse conditions that can be encountered in commercial buildings. The company couples this superior design and delivery capability with factory direct pricing, and zero down financing options to provide exceptional solar power plant installations for our customers.

Our business development objectives are to capitalize on the increasing demand within the California commercial facilities markets for the installation of solar electric power systems. The improving demand, underscored in a 2013 market data from the U.S. Solar Energy Industries Association (SEIA) indicating 26% growth in the non-residential photovoltaic (PV) systems market year-over-year, stems from the significant reductions to the per-watt sales price for silicon solar modules which has resulted in the general overall significant reductions to the installed cost-per-watt for solar PV systems. These reductions, coupled with government tax and investment incentives, can provide significant investment incentives for consumers whom we market to in efforts to make sales.

We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with PV technologies and the design requirements associated with the delivery of a solar PV systems, and there is a market demand available for us to provide these services to.

Plan of Operations

For the fiscal year ending September 30, 2015, the Company has developed a plan of operations focused on the sale, design, and installation of solar power systems for commercial, agricultural, and industrial facility applications as a licensed contractor in California.

Our Plan of Operations, based upon the aforementioned activities, requires approximately $597,000 to support increased sales and marketing efforts, $1,350,000 for general and administrative activities to support operations, and $390,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, installation, and material and labor finance costs associated with solar power system installations. However the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Results of Operations for the Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013.

Revenue and Cost of Sales:

The Company generated revenues of $393,522 and $0 in the fiscal years ended September 30, 2014, and 2013. The $393,522 in revenue during the fiscal period ended September 30, 2014 were a result of our initial efforts in the sale of commercial solar power systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold in the fiscal years ended September 30, 2014 and 2013 were $274,359 and $0, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $4,698 during the fiscal year ended September 30, 2014 to $527,926 as compared to $532,624 for the prior fiscal year ended September 30, 2013. The decrease in SG&A expenses was related primarily to a decrease in non-cash stock option expense and investor relations, with an increase in marketing resulting from the Company’s change in business during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $425,371 during the fiscal year ended September 30, 2014 to $0 as compared to $425,371 for the prior fiscal year ended September 30, 2013.  The decrease was primarily due to a reduction in research related employees used in the prior period. We anticipate this trend to continue as we do not have plans to devote resources towards additional testing, calibration, or enhancements of our CIGSolar® technology until such time that the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) decreased by $11,920 to $(1,517,530) for the fiscal year ended September 30, 2014, compared to $(1,529,450) for the prior fiscal year ended September 30, 2013. The decrease was the result of a decrease in interest expense in the amount of $22,356, commitment fee in the amount of $8,966, loss on settlement of debt in the amount of $8,989, and gain in net change of fair value of the derivative instruments of $51,461, with an increase in amortization of debt discount in the amount of $64,583, and a loss on sale of assets in the amount of $15,044, and penalties in the amount of $225. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the fiscal year ended September 30, 2014, our net loss was $(1,949,887) as compared to a net loss of $(2,522,382) for the fiscal year ended September 30, 2013.The decrease in net loss of $(572,495) primarily stems from a decrease in operating expenses, other income/(expenses), with an increase in gross profit in the current period. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2014 of $(912,699), as compared to a working capital deficit of $(889,448) as of September 30, 2013. The increase of $(23,251) in working capital deficit was the result of an increase in cash, accrued expenses, and convertible notes, with a decrease in prepaid expenses, accounts payable, derivative liability. The Company had revenue during the current period, and a reduction in derivative liability associated with the convertible notes.

Cash flow used by operating activities was $368,368 for the fiscal year ended September 30, 2014, as compared to cash flow used by operating activities of $441,718 for the prior fiscal year ended September 30, 2013. The decrease in cash flow used of $73,350 by operating activities was primarily due to a net change in non-cash expenses, accounts payable, accrued expenses, prepaid, and other assets.

Cash flow provided by investing activities was $62,633 for the fiscal year ended September 30, 2014, as compared to cash flow used in investing activities of $(24,736) during the fiscal year ended September 30, 2013. The net change in investing activities was primarily due to proceeds received from the sale of certain assets in the current fiscal year, compared to prior fiscal year of proceeds from the sale of the assets offset by the purchase of fixed assets.

Cash flow provided by financing activities was $318,000 for the fiscal year ended September 30, 2014, as compared to cash provided by financing activities of $460,500 during the fiscal year ended September 30, 2013. The decrease in cash flow provided by financing activities was the result of a decrease in cash provided through equity financing. Our capital needs have primarily been met from the proceeds of private placements, and the sale of convertible notes. There is no assurance that our revenue will exceed our operating cost.

For the fiscal year ending September 30, 2015, the Company has developed a plan of operations focused on the sale, design, and installation of solar PV systems for commercial and industrial real-estate applications as a licensed contractor in California.

Our Plan of Operations, based upon the aforementioned activities, $597,000 to support increased sales and marketing efforts, $1,350,000 for general and administrative activities to support operations, and $390,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, installation, and material and labor finance costs associated with solar power system installations. However the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary

Off-Balance Sheet Arrangements

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

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of property, equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model.  We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the items-described herein, are reasonable.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Leasehold improvements	Length of the lease
Computer software and equipment	3 Years
Furniture & fixtures	5 Years
Machinery & equipment	5 Years

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2014, and 2013, were $14,729 and $34,937, respectively.

Revenue Recognition
The Company recognizes revenue from contracts under the percentage of completion method of accounting after the contract reaches 10% completion, measured by the percentage of costs incurred to date to management’s estimates of total anticipated costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. No revenue is recognized until the percentage of completion reaches 10%. Contract costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, tools and rentals.

Use of Estimates
In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory or pre-paid realization, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our products will be quoted for sale in United States dollars. To the extent that we may be exposed to foreign currency risks related to the rise and/or fall of foreign currencies against the U.S. dollar we will report in United States dollars.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

During the Company's fiscal year ended September 30, 2014, management continued to assess the Company's internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and has been updated, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting as of September 30, 2014 was effective.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

On August 5, 2014 the Company issued a 10% promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install. On November 12 and December 8, 2014, the lender advanced $6,000 and $30,000 dollars respectively to the Company under the note. Consideration advanced under the Note matures three months from each advance.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2014:

Name	Age	Position Held	Tenure
Tom Djokovich	57	CEO, President, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009 President since January 2013
Joseph Grimes (1)	57	Director	Director Since August 2008
Thomas Anderson	49	Director	Since August 2001
Oz Fundingsland	71	Director	Since November 2007
Michael Russak	67	Director	Since November 2007

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

(1)
Effective January 9, 2013, the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President and Mr. Grimes continued to serve as a Director. On November 1, 2013 the Company and Mr. Grimes, agreed to retain Mr. Grimes as a business development consultant, under his company, Solar Utility Networks, LLC, (“SUN”) assisting the Company in its efforts to expand services to include the sale, design, and installation of solar power systems. Effective October 10, 2014, Mr. Grimes resigned as a director and a consultant, and has no further affiliation with the company.

Biographical Information

Mr. Tom Djokovich, age 57, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

Mr. Djokovich was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich’s guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry’s most diverse set of network based transaction processing, business management and CRM systems for both Internet and conventional points of sale. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development in 1979. TMD provided management for multimillion-dollar projects incorporating at times hundreds of employees, subcontractors and international material acquisitions for commercial, industrial and custom residential construction services as a licensed building and development firm in California. In 1995 Mr. Djokovich developed an Internet based business-to-business ordering system for the construction industry.

Independent Directors

Mr. Thomas Anderson, age 49, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 71, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 67, became a director of the Company in November 2007;

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director. Dr. Michael A. Russak currently holds the position of Executive Vice President of Business Development with Intevac, Inc. in Santa Clara, CA.  He has been working as a consultant in the hard disk drive and photovoltaic industries since Jan 2007. From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years’ experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

Mr. Joseph Grimes, age 57, a Director as of August 2008 through October 10, 2014, and served as President from March 2009 through January 9, 2013;

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

Board Committees; Audit Committee

As of September 30, 2014, the Company’s board was comprised of five directors, four of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2014, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with the exception that one report, covering an one transaction that was not timely filed by Joseph Grimes with the SEC via report on Form 4.

Code of Ethics

The Company’s board of directors adopted a Code of Ethics policy on January 7, 2008.

Item 11. Executive Compensation

Overview

We are in the early stage of executing a business plan focused on the sale, design, installation, and servicing of commercial solar power systems and we rely on our board of directors to evaluate compensation and incentive offerings made by the Company as it applies to our executive officers, and efforts to attract and maintain qualified staff. To date, our compensation policy has been conducted on a case by case basis with input from our chief executive officer, and focused on the following four primary areas; (a) first the Company’s commitment capabilities within the scope of objectives and capital capabilities, (b) salary compensatory with peer group companies and peer position, (c) cash bonuses tied to sales and revenue attainment, and (d) long term equity compensation tied to strategic objectives of establishing marketable solar technologies.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provide to future executive officers.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer and our president (collectively, our “named executive officers”) for the fiscal years ended September 30, 2014, and 2013 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Tom Djokovich, CEO(1)	2014	160,000	0	0	0	0	9,437	169,437
	2013	124,200	37,035	0	0	0	649	124,849

Joe Grimes, President(2)	2014	10,000	0	0	0	0	0	10,000
	2013	18,000	0	0	0	10,785	3,002	31,787

(1)
In addition to Mr. Djokovich’s salary compensation the Company provided Mr. Djokovich with co-payments totaling $9,437 and $649 for health insurance premiums as part of the Company’s health insurance program in the fiscal periods ended 2014, and 2013 respectively.

(2)
In addition to Mr. Grimes compensation the Company provided Mr. Grimes with payments totaling $3,002 for health insurance premiums while Mr. Grimes was part of the Company’s health insurance program in the 2013 fiscal period. Mr. Grimes also received $12,000 in compensation for service as a Director of the Company for the fiscal 2014 period. For additional information please see Director Compensation below. Effective January 9, 2013, the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2014, and 2013 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2014	0	0	0
	2013	0	0	0

Joe Grimes, President (1)	2014	0	0	0
	2013	1,000,000	$0.014	10,785

(1)
Effective January 9, 2013, the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President. Effective October 10, 2014, Joseph Grimes resigned as a director, and has no further affiliation with the Company.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2014

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)

Tom Djokovich, CEO	-	-	-	-	-	-	-	-	-
Joseph Grimes, President (1)	0	1,000,000	1,000,000	$0.10	10/1/2015	-	-	-	-
	1,000,000	0	1,000,000	$0.014	3/21/2016	-	-	-	-

(1)
Effective January 9, 2013, the Company’s Board of Directors accepted the resignation of Joseph Grimes as the Company’s President. Effective October 10, 2014, Joseph Grimes resigned as a director, and has no further affiliation with the Company.

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich
Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, a Director, and the qualifying person for the Company’s California State contractor’s license. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2014 fiscal period was $160,000 in collected wages. Mr. Djokovich was also provided with approximately $9,437 for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Joseph Grimes
Mr. Grimes served as our President through January 9, 2013. We do not have an employment agreement with Mr. Grimes and in the 2014 fiscal period he provided limited services at the discretion of the board of directors. His compensation for the 2013 fiscal period was $18,000 in collected wages and benefits as he assisted the Company in the capacity of executive sales manager, Mr. Grimes was also provided with approximately $3,002 for use in the payment of medical benefits. Mr. Grimes is also subject to confidentiality and non-solicitation provisions which provide that Mr. Grimes will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2014, Directors received compensation in the form of an unsecured Convertible Promissory Note (the “Promissory Note”) in the amount of $12,000. The Promissory Note was issued to Board members Joseph Grimes, Tom Anderson, Dr. Michael Russak, and Oz Fundlingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any reaming principal sum. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares.

All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)

Tom Djokovich	$0	0	0	0	$0
Joseph Grimes (1)	$12,000	0	0	0	$12,000
Thomas Anderson	$12,000	0	0	0	$12,000
Oz Fundingsland (2)	$12,000	0	0	0	$12,000
Dr. Michael Russak	$12,000	0	0	0	$12,000

(1)	On April 15, 2014 Mr. Grimes converted the full principal balance of the Promissory Note and was issued 2,666,667 shares of restricted common shares.

(2)	On April 15, 2014 Mr. Fundingsland converted the full principal balance of the Promissory Note and was issued 2,666,667 shares of restricted common shares.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2014, as applicable, new or existing employment agreements were reviewed and deliberated by the five members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2014, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	14,493,000	5,000	62.4%
Thomas Anderson Director	1,500,000	0	< 1%
Oz Fundingsland Director	4,166,667	0	< 1%
Mike Russak Director	1,500,000	0	< 1%
Joseph Grimes Director	2,000,000	0	< 1%
All Officers & Directors as a Group (5 individuals)	23,659,667	0	64%

Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 591,400,069 shares of common stock issued and outstanding as of January 13, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 13, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)
The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of January 13, 2015, Mr. Djokovich held 14,493,000 shares of the Company's common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 369,333,041 shares of common stock or approximately 62.4% of the Company's voting stock.

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

Issuance of Convertible Promissory Notes

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

Item 14. Principal Accounting Fees and Services

2014

For the fiscal year ended September 30, 2014 HJ Associates & Consultants, LLP incurred $30,500 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2012, March 31, 2013, June 30, 2013 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	2014 XSUNX, Inc. Stock Option and Award Plan, dated May 20, 2014.(4)
10.3	Amendment to Articles of Incorporation for the increase to authorized shares.(5)
10.4	Certificate of Designation for Preferred Shares.(6)
10.5	Form of Securities Purchase Agreement and Convertible Promissory Note used in connection with the sale of eighteen 8% convertible promissory notes between October 27, 2011, and March 14, 2014. (7)
10.6	Form of Convertible 10% Promissory Note issued on November 7, 2012, used in connection with the sale of a convertible promissory note. (8)
10.7	Form of Convertible Promissory Note issued on December 14, 2012, used in connection with the sale of a 10% convertible promissory note. (8)
10.8	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2013. (9)
10.9	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2014. (10)
10.10	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (9)
10.11	Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations. (11)
10.12	Form of Convertible 10% Promissory Note issued on November 7, 2012, used in connection with the sale of a convertible promissory note. (12)
10.13	Form of Consulting Agreement between Joseph Grimes and the Company dated November 1, 2013. (13)
10.14	Form S-8 registration statement filed in conjunction with the issuance of shares converted by related party holders of 10% convertible promissory notes. (14)
31.1	Sarbanes-Oxley Certification(15)
32.1	Sarbanes – Oxley Section 906 Certification (15)
101.INS	XBRL Instance Document (15)
101.SCH	XBRL Taxonomy Extension Schema Document (15)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (15)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (15)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (15)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (15)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 29, 2011.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 11, 2013.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated October 16, 2014.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(12)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 11, 2014.
(13)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K/A filed with the Securities and Exchange Commission dated January 14, 2014.
(14)	Incorporated by reference to exhibits included with the Company’s Form-8 Registration Statement filed with the Securities and Exchange Commission dated May 23, 2014.
(15)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2015	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 13, 2015
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	January 13, 2015
Thomas Anderson, Director

/s/ Oz Fundingsland	January 13, 2015
Oz Fundingsland, Director

/s/ Michael Russak	January 13, 2015
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
XsunX, Inc.
Alisa Viejo, California

We have audited the accompanying balance sheets of XsunX, Inc. as of September 30, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 1 to the financial statements, the Company does not generate significant revenue and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
January 13, 2015

XSUNX, INC.
Balance Sheets

	September 30, 2014	September 30, 2013

ASSETS

CURRENT ASSETS
Cash	$50,838	$38,573
Prepaid expenses	8,698	16,117

Total Current Assets	59,536	54,690

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	64,538	266,366
Leasehold improvements	-	17,500
Total Property & Equipment	100,391	319,719
Less accumulated depreciation	(90,476)	(225,397)

Net Property & Equipment	9,915	94,322

OTHER ASSETS
Manufacturing equipment in progress	-	-
Security deposit	-	2,500

Total Other Assets	-	2,500

TOTAL ASSETS	$69,451	$151,512

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$128,528	$147,629
Accrued expenses	6,095	1,962
Credit card payable	-	107
Accrued interest on note payable	30,237	14,358
Deferred income	10,000	-
Derivative liability	546,280	705,118
Convertible promissory notes, net of $76,401 and $104,035 in discounts, respectively	251,095	74,964

Total Current Liabilities	972,235	944,138

TOTAL LIABILITIES	972,235	944,138

SHAREHOLDERS' DEFICIT
Preferred stock Series A, $0.01 par value, 10,000 authorized And 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 531,400,069 and 429,043,441 shares issued and outstanding, respectively	31,014,990	29,175,261
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated Deficit	(41,064,922)	(39,115,035)

TOTAL SHAREHOLDERS' DEFICIT	(902,784)	(792,626)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$69,451	$151,512

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Operations
For the Years Ended September 30, 2014 and 2013

	Years Ended
	September 30, 2014	September 30, 2013

REVENUE	$393,522	$-

COST OF GOODS SOLD	283,224	-

GROSS PROFIT	110,298	-

OPERATING EXPENSES
Selling, general and administrative expenses	527,926	532,624
Research and development	-	425,371
Depreciation and amortization expense	14,729	34,937

TOTAL OPERATING EXPENSES	542,655	992,932

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(432,357)	(992,932)

OTHER INCOME/(EXPENSES)
Gain/(Loss) on sale of asset	(7,044)	8,000
Loan and commitment fees	-	(8,966)
Loss on settlement of debt	(1,228,194)	(1,237,183)
Gain on change in derivative liability	476,838	425,377
Penalties	(225)	-
Interest expense	(758,905)	(716,678)

TOTAL OTHER INCOME/(EXPENSES)	(1,517,530)	(1,529,450)

NET LOSS	$(1,949,887)	$(2,522,382)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	535,803,061	343,568,944

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Shareholders’ Deficit
For the Years Ended September 30, 2014 and 2013

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2012	-	$-	281,233,150	$27,341,594	$5,335,248	$3,764,913	$(36,592,653)	$(150,898)

Issuance of common stock for conversion of notes and interest	-	-	99,818,103	968,677	-	-	-	968,677

Issuance of Series A preferred stock	5,000	50	-	-	150	-	-	200

Issuance of common stock for services at fair value	-	-	3,908,171	26,200	-	-	-	26,200

Issuance of common stock for debt	-	-	43,584,017	828,790	-	-	-	828,790

Issuance of common stock for commitment fees	-	-	500,000	10,000	-	-	-	10,000

Stock compensation expense	-	-	-	-	-	46,787	-	46,787

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	(2,522,382)	(2,522,382)
Balance at September 30, 2013	5,000	50	429,043,441	29,175,261	5,335,398	3,811,700	(39,115,035)	(792,626)

Issuance of common stock for conversion of notes and interest	-	-	162,356,628	1,839,729	-	-	-	1,839,729

Net loss for the year ended September 30,2014	-	-	-	-	-	-	(1,949,887)	(1,949,887)

Balance at September 30, 2014	5,000	$50	591,400,069	$31,014,990	$5,335,398	$3,811,700	$(41,064,922)	$(902,784)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Cash Flows
For the Years Ended September 30, 2014 and 2013

	For the Years Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,949,887)	$(2,522,382)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	14,729	34,937
Common stock issued for services and other expenses	47,035	426,057
Stock option and warrant expense	-	46,787
Convertible notes issued for services	48,000	-
Commitment fees	-	8,966
(Gain)/loss on conversion and settlement of debt	1,228,194	1,237,183
(Gain)/Loss on sale of asset	7,044	(8,000)
Gain in change in derivative liability	(476,838)	(425,377)
Amortization of debt discount recorded as interest expense	703,742	639,159
Change in Assets and Liabilities:
(Increase) Decrease in:
Prepaid expenses	7,419	70,412
Other assets	2,500	3,200
Increase (Decrease) in:
Accounts payable	(14,968)	3,414
Accrued expenses	4,662	43,926
Deferred revenue	10,000	-

NET CASH USED IN OPERATING ACTIVITIES	(368,368)	(441,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	62,633	8,000
Purchase of fixed assets	-	(32,736)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	62,633	(24,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party promissory note	$45,000	$-
Payment of related party notes	(45,000)	-
Proceeds from convertible promissory notes	318,000	460,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	318,000	460,500

NET INCREASE (DECREASE) IN CASH	12,265	(5,954)

CASH, BEGINNING OF PERIOD	38,573	44,527

CASH, END OF PERIOD	$50,838	$38,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,359	$613
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$1,839,729	$968,677
Issuance of common stock for debt	$-	$417,476

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

1.    ORGANIZATION AND LINE OF BUSINESS

Organization
XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business
In the year ended September 30, 2014, the Company focused on developing the capabilities offer commercial solar power systems as a licensed contractor in California. We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with solar PV technologies, the design requirements associated with the delivery of a solar power systems, and there is a market demand available for us to provide these services to. The Company began substantive operations during the year ended September 30, 2014.

       Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2014. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

Use of Estimates
In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory or pre-paid realization, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2014, and 2013, were $14,729 and $34,937, respectively.

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$546,280	$-	$-	$546,280
Convertible Promissory Notes, net of discount	251,095	-	-	251,095
Total liabilities measured at fair value	$797,375	$-	$-	$797,375

Loss per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended September 30, 2014 and 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the year ended
	September 30,
	2014	2013

(Loss) to common shareholders (Numerator)	$(1,949,887)	$(2,522,382)
Basic and diluted weighted average number of common shares outstanding (Denominator)	535,803,061	343,568,944
Loss per share	$(0.01)	$(0.01)

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue from contracts under the percentage of completion method of accounting after the contract reaches 10% completion, measured by the percentage of costs incurred to date to management’s estimates of total anticipated costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. No revenue is recognized until the percentage of completion reaches 10%. Contract costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, tools and rentals.

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future.

Research and Development
Research and development costs are expensed as incurred. Total research and development costs were $0 and $425,371 for the years ended September 30, 2014, and 2013, respectively.

Advertising
Advertising expenses are expensed as incurred. Total advertising expenses were $7,501 and $0 for the years ended September 30, 2014, and 2013, respectively.

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

Recent Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended September 30, 2014, and the following pronouncements were adopted during the period.

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.    CAPITAL STOCK

At September 30, 2014, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the year ended September 30, 2014, the Company issued 162,356,628 shares of common stock upon conversion of convertible notes in the aggregate fair value of $1,839,729 at prices ranging between $0.0061 and $0.0189.

4.    STOCK OPTIONS
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

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

4.    STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	9/30/2014		9/30/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	9,500,000	$0.066	8,000,000	$0.210
Granted	-	-	4,500,000	0.014
Exercised	-	-	-	-
Expired	(2,500,000)	0.160	(3,000,000)	0.360
Outstanding, end of the period	7,000,000	$0.033	9,500,000	$0.066
Exercisable at the end of the period	6,000,000	$0.015	8,500,000	$0.043
Weighted average fair value of options granted during the period		$-		$0.014

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	500,000	500,000	0.62 years
$0.100	1,000,000	-	1.05 years
$0.014	4,000,000	4,000,000	1.47 years
$0.045	1,500,000	1,500,000	2.28 years
	7,000,000	6,000,000

Stock
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended September 30, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2014 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2014, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the years ended September 30, 2014 and 2013 was $0 and $46,787, respectively.

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

5.    INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Included in the balance at September 30, 2014, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2014, the Company did not recognize interest and penalties.

6.    DEFERRED TAX BENEFIT

At September 30, 2014, the Company had net operating loss carry-forwards of approximately $20,968,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the September 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2014 and 2013 due to the following:

	9/30/2014	9/30/2013
Book Income	$(779,950)	$(1,008,950)
Nondeductible Stock Compensation	-	18,720
Nondeductible other expenses	109,960	262,010
Nondeductible Penalties	90	-
Loss on settlement of debt	491,280	494,870
Meals & Entertainment	360	230
Depreciation	(1,970)	8,550
Valuation Allowance	180,230	224,570
Income Tax Expense	$-	$-

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

Net deferred tax assets consist of the following components as of September 30, 2014 and 2013:

	9/30/2014	9/30/2013
Deferred Tax Assets:
NOL Carryforward	$8,387,100	$8,225,100
Capital loss Carry-forward	2,916,600	2,913,800
Contribution Carry-forward	0	40
Section 179 Expense Carry-forward	0	82,700
R&D Carryforward	46,150	45,420

Deferred Tax Liabilities:
Depreciation	(1,920)	(9,250)

Valuation Allowance	(11,347,930)	(11,257,810)
Net Deferred Tax Asset	$-	$-

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

7.    CONVERTIBLE PROMISSORY NOTES

As previously disclosed by XsunX, Inc. (the “Company”) in its Annual Report on Form 10-K/A for the year ended September 30, 2012, filed on January 14, 2013, the Company, in exchange for a promissory note (the “Note”) that had matured on September 30, 2012, issued in November 2012 a new unsecured 12% convertible promissory exchange note (the “Exchange Note”) for the remaining accrued principal and interest totaling $385,863.  The Exchange Note had a maturity date of September 30, 2013.  On September 30, 2013, the Exchange Note had an outstanding balance of $293,496, including accrued interest.  Effective September 30, 2013, the Company and the Holder entered into an Extension and Amendment Agreement (“Amendment Agreement”), under which the Company issue an Amended and Restated 12% Promissory Note (the “Amended Note.”) The Amended Note provides for, among other things, an extension of the maturity date to September 30, 2014, and amended the conversion price to be 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of provisions remained substantially the same. No additional cash consideration was provided or exchanged.  During the year ended September 30, 2014, the lender converted $90,000 in principal of the note, plus interest of $858. Upon conversion the Company issued an aggregate of 41,299,128 shares common stock to the lender. As of September 30, 2014, the Company recognized interest expense of $26,758.

On November 7, 2012, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $78,000 plus accrued interest on any advanced principal funds. As of June 30, 2014 the lender has advanced an aggregate principal sum of $78,000 to the Company, which includes $28,000 on November 6, 2013. The Note matures one year from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share at fifty percent (50%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the year ended September 30, 2014, the lender converted $53,000 of the remaining principal balance of the Note, plus accrued interest of $2,943 for a total sum of $55,943. Subject to the conversions the Company issued 21,960,179 shares of common stock. As of September 30, 2014, the Company recognized interest expense of $1,991. There is no remaining balance owed to the holder under the Note.

On October 16, 2013 through March 14, 2014, the Company issued securities purchase agreements to an unrelated third party providing for the sale of four 8% convertible promissory notes (the “Convertible Notes”) for an aggregate of $140,000. The Convertible Notes were issued to an existing holder under terms substantially similar to previous Convertible Notes. After one hundred and eighty days from the date consideration is provided to the Company, the Convertible Notes can be converted into shares of common stock at a conversion price of 60% of the average lowest three (3) closing bid prices for the common stock, during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Each of the Convertible Notes mature nine months after the date of issuance. The Company has the right to redeem a portion or all amounts outstanding under the Convertible Notes prior to one hundred and eighty one days from issuance of the Convertible Notes under a variable redemption rate premium. During the year ended September 30, 2014, the lender converted notes in the principal amount of $247,500, plus $9,900 in accrued interest. Upon conversion the Company issued an aggregate of 50,109,147 shares of common stock to the lender. During the year ended September 30, 2014, the Company recognized $7,703 in interest expense. There is no remaining balance owed to the holder under the Notes.

On April 25, 2014 the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, and June 23, 2014 the lender advanced $50,000 to the Company under the Note, for an aggregate outstanding balance of $100,000. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. During the year ended September 30, 2014, the Company recognized $3,479 in interest expense.

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

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

8.    DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 7 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At September 30, 2013, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $705,118.

During the year ended September 30, 2014, approximately $540,500 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain of $476,838 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the year ended September 30, 2014, the Company recognized a loss of $1,228,194 to account for the change in fair value of the derivative liabilities.  At September 30, 2014, the fair value of the derivative liability was $546,280.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.01% and 0.14%
Stock volatility factor	Between 49.52% and 319.21%
Months to Maturity	9 months to 2 years
Expected dividend yield	None

9.    PROMISSORY NOTE

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the commercial solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. During the year ended September 30, 2014, the lender advanced $45,000 dollars to the Company under the Note, and, subject to the terms of the Note the Company repaid the lender the full principal sum advanced, a $2,500 one-time service fee, and recognized interest expense of $2,688.

10.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

Amendment of Existing Promissory Note
As previously disclosed by XsunX, Inc. (the “Company”) in its Annual Report on Form 10-K/A for the year ended September 30, 2013, filed on January 14, 2014, the Company, in exchange for a promissory note (the “Note”) that had matured on September 30, 2013, issued a new unsecured 12% convertible promissory exchange note (the “Exchange Note”) for the remaining accrued principal and interest totaling $293,496.  The Exchange Note had a maturity date of September 30, 2014. Effective October 1, 2014, the Company and the Holder entered into a Second Extension and Amendment Agreement (“Second Amendment Agreement”), under which the maturity date was extended to September 30, 2015 for the remaining principal, interest, and costs totaling $252,335 at the time of the amendment.

Resignation of Director
Effective October 10, 2014, Joseph Grimes resigned as a director, and a consultant for the Company.

Issuance of Convertible Promissory Note
On November 20, 2014 XsunX, Inc. (the “Company”) issued a 10% unsecured convertible promissory note (the “Note”) to an accredited investor (the “Lender”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal sums. On November 21, 2014, the Lender advanced $50,000 to the Company under the Note, and, subject to the Lender’s sole discretion, may advance additional sums to the Company up to the full principal sum of $400,000.

XSUNX, INC.
Notes to Financial Statements - Audited
September 30, 2014 and 2013

10.    SUBSEQUENT EVENTS (Continued)

The Company is only required to repay the amounts advanced by the Lender, and not required to repay any unfunded portion of the Note. The Note matures eighteen months from the date of issuance and, commencing on the date of any advance, bears interest at 10% per annum on the sums advanced by the Lender. Sums advanced by the Lender under the Note may be converted into shares of the Company’s common stock by the Lender at a conversion price of the lesser of $0.0125 (subject to adjustment for stock splits, dividends, combinations and other similar transactions), or 50% of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company.

The Lender agreed that so long as the Note remains outstanding, the Lender will not enter into or effect “short sales” or hedging transactions of the common stock which would established a short position with respect to the common shares of the Company. The Note includes customary default provisions under which the Company, subject to the occurrence of a default under the Note, shall be required to repay a default amount in cash equal to 110% of the outstanding principal amount of the Note plus accrued and unpaid interest and other fees due thereon. And, unless shares of the Company’s common stock issuable under the Note are eligible for resale under Rule 144 the Company also granted the Lender piggyback registration rights, under which the Company is required to include shares issuable upon conversion of the Note in any future registration statement filed by the Company.

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

Issuance of Additional Consideration
On August 5, 2014 the Company issued a 10% promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install. On November 12 and December 8, 2014, the lender advanced $6,000 and $30,000 dollars respectively to the Company under the note. Consideration advanced under the Note matures three months from each advance.

Facility Lease
Commencing December, 2014, the Company will lease approximately 1,900 square feet of commercial office space located at 26023 Acero, Suite 150, Mission Viejo, CA 92691 at the rate of $1,000 per month for the purpose of expanding sales and sales support staff.