Form 10-Q
period 2014-12-31
XSUNX INC
filed 2015-02-17
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2014

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

The number of shares of common stock issued and outstanding as of February 17, 2015 was 661,740,441.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.
CONDENSED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$99,352	$50,838
Accounts receivable	8,148	-
Prepaid expenses	17,425	8,698

Total Current Assets	124,925	59,536

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	64,538	64,538
	100,391	100,391
Less accumulated depreciation	(91,400)	(90,476)

Net Property & Equipment	8,991	9,915

TOTAL ASSETS	$133,916	$69,451

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$181,833	$128,528
Credit card payable	17,962	6,095
Accrued expenses	16,470	-
Accrued interest on notes payable	16,841	30,237
Deferred revenue	-	10,000
Derivative liability	423,699	546,280
Note Payable, related party	36,000	-
Convertible promissory notes, net of $105,562 and $76,401 in discounts	320,773	251,095

Total Current Liabilities	1,013,578	972,235

TOTAL LIABILITIES	1,013,578	972,235

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 591,400,069 and 591,400,069 shares issued and outstanding, respectively	31,014,990	31,014,990
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(41,041,800)	(41,064,922)

TOTAL SHAREHOLDERS' DEFICIT	(879,662)	(902,784)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$133,916	$69,451

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	December 31, 2014	December 31, 2013

SALES	$243,208	$30,808

COST OF GOODS SOLD	201,052	29,791

GROSS PROFIT	42,156	1,017

OPERATING EXPENSES
Selling, general and administrative expenses	134,408	138,728
Research and development	-	2,566
Depreciation and amortization expense	925	4,618

TOTAL OPERATING EXPENSES	135,333	145,912

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(93,177)	(144,895)

OTHER INCOME/(EXPENSES)
Penalties	-	(226)
Gain/(Loss) on sale of asset	-	(4,423)
Loan and commitment fees	(22,080)	-
Gain/(Loss) on settlement of debt	-	(813,074)
Gain/(loss) on change in derivative liability	172,581	183,333
Interest expense	(34,202)	(277,420)

TOTAL OTHER INCOME/(EXPENSES)	116,299	(911,810)

NET INCOME (LOSS)	$23,122	$(1,056,705)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	591,400,069	488,925,399
DILUTED	736,943,734	488,925,399

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

					Additional	Stock Options/ Warrants
	Preferred Stock		Common Stock		Paid-in	Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total

Balance at September 30, 2014	5,000	$50	591,400,069	$31,014,990	$5,335,398	$3,811,700	$(41,064,922)	$(902,784)

Net income for the three months ended December 31, 2014 (unaudited)	-	-	-	-	-	-	23,122	23,122

Balance at December 31, 2014 (unaudited)	5,000	$50	591,400,069	$31,014,990	$5,335,398	$3,811,700	$(41,041,800)	$(879,662)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$23,122	$(1,056,705)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization	925	4,618
Common stock issued for services and other expenses	-	9,085
Convertible notes issued for prepaids	-	48,000
Commitment fees	22,080	-
(Gain)/loss on conversion and settlement of debt	-	813,074
(Gain)/loss on sale of asset	-	4,423
(Gain)/Loss on change in derivative liability	(172,581)	(183,333)
Amortization of debt discount and beneficial conversion feature recorded as interest expense	20,839	257,816
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(8,148)	-
Prepaid expenses	(8,727)	(35,234)
Inventory	-	(14,652)
Other assets	-	2,500
Increase (Decrease) in:
Accounts payable	65,171	3,262
Accrued expenses	29,833	10,250
Deferred revenue	(10,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(37,486)	(136,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	5,400

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	5,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – Related party	36,000	-
Proceeds from convertible promissory notes	50,000	138,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,000	138,000

NET INCREASE IN CASH	48,514	6,504

CASH, BEGINNING OF PERIOD	50,838	38,573

CASH, END OF PERIOD	$99,352	$45,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$165
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$-	$202,707

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2014

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2014.

Going Concern
The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2014. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business.

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

Revenue Recognition
The Company recognizes revenue from contracts under the percentage of completion method of accounting after the contract reaches  10% completion, measured by the percentage of costs incurred to date to management’s estimates of total anticipated costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. No revenue is recognized until the percentage of completion reaches 10%. Contract costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) per Share Calculations
Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, and convertible notes were used in the calculation of the income per share.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2014:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$423,699	$-	$-	$423,699
Convertible Promissory Notes, net of discount	320,773	-	-	320,773
Total liabilities measured at fair value	$744,472	$-	$-	$744,472

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of October 1, 2014	$546,280
Fair value of derivative liabilities issued	50,000
Loss on change in derivative liability	(172,581)
Ending balance as of December 31, 2014	$423,699

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development
Research and development costs are expensed as incurred. Total research and development costs were $0 and $2,566 for the three months ended December 31, 2014, and 2013, respectively.

Recent Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended December 31, 2014, and no pronouncements were adopted during the period that would materially affect the financial statements.

3.     CAPITAL STOCK

At December 31, 2014, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

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

A summary of the Company’s stock option activity and related information follows:

12/31/2014
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	7,000,000	$0.033
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of the period	7,000,000	$0.033
Exercisable at the end of the period	6,000,000	$0.015
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	500,000	500,000	0.36 years
$0.100	1,000,000	-	0.80 years
$0.014	4,000,000	4,000,000	1.22 years
$0.045	1,500,000	1,500,000	2.03 years
	7,000,000	6,000,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognize stock-based compensation expense in the statement of operations during the three months ended December 31, 2014 and 2013, respectively.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2014

5.     CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note. The remaining principal balance of $203,496, plus interest of $48,839 was combined in the extended new note for a balance of $252,335 as of December 31, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. As of December 31, 2014, the Company recognized interest expense of $7,632, and commitment fees of $22,080.

On April 25, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, and June 23, 2014 the lender advanced $50,000 to the Company under the Note, for an aggregate outstanding balance of $100,000. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the three months ended December 31, 2014, the Company recognized debt amortization as interest expense in the amount of $17,085, with a remaining debt discount of $59,317.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. On November 20, 2014, the lender advanced $50,000 to the Company under the Note, for an aggregate outstanding balance of $50,000. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company. The Company recorded debt discount of $50,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the three months ended December 31, 2014, the Company recognized debt amortization as interest expense in the amount of $3,755, with a remaining debt discount of $46,245.

Issuance of Convertible Promissory Notes for Services to Related Party
As of December 31, 2014, the aggregate remaining notes to two of the Board members issued in exchange for their retention as directors during the fiscal year ended September 30, 2014, had a remaining balance of $24,000. The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bore zero (0%) percent interest during the first 12 months from the date of issuance. Since the Promissory Notes were not paid in full by the Company, or converted by the Holder, on or before the October 1, 2014, a one-time interest charge of 10% was applied to the remaining principal sum of $24,000. The Company recognized interest expense in the amount of $2,400. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the underlying shares.

6.     DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At September 30, 2014, the outstanding fair value of the conversion feature of the convertible notes accounted as derivative liabilities amounted to $546,280.

During the three months ended December 31, 2014, no notes were converted.  Furthermore, during the three months ended December 31, 2014, the Company recognized derivative liabilities on new notes of $50,000 and a gain of $172,581 to account for the change in fair value of the derivative liabilities.  At December 31, 2014, the fair value of the derivative liability was $423,699.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.10% and 0.67%
Stock volatility factor	Between 72.85% and 213.40%
Months to Maturity	1 year to 2 years
Expected dividend yield	None

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2014

7.     NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. During the three months ended December 31, 2014, the Company received two advances in the amount of $6,000 and $30,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the commercial solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. During the three months ended December 31, 2014, the Company recognized interest expense of $247.

8.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

On January 29, 2015, the Company authorized the issuance of 25,252,017 shares of restricted common stock upon the conversion of $75,335 of principal, and $421 of accrued interest to the holder of a 12% convertible note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering. On February 11, 2015 the Holder of this note notified the Company that they had sold, subject to the transfer provisions of the note, $50,000 of the note principal balance and any accrued interest there on to a third party.

On February 4, 2015, the Company authorized the issuance of 28,820,406 shares of common stock upon the conversion of $65,000 of principal, and $4,649 of accrued interest to the holder of a 10% convertible note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

On February 9, 2015 the Company, and a vendor for services related to the Company’s prior efforts to commercialize thin film technologies, elected to settle an outstanding account payable with a balance owed of $108,172. Under the settlement agreement the parties agreed to settle the account for $49,900 consisting of an initial payment of $25,000, and the remaining balance within sixty days. The Company further agreed that should the Company fail to fully pay the agreed amount timely then the Company would not oppose to a judgment for any remaining unpaid account balance, and $69,317 in accrued interest as a penalty.

On February 12, 2015, the Company authorized the issuance of 13,334,616 shares of common stock upon the conversion of the total $50,000 of principal, and $2,005 of accrued interest to the holder of a 12% convertible note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

On February 12, 2015 the Company authorized the issuance of 2,933,333 shares of restricted common stock to Board member Dr. Michael Russak in exchange for his conversion of the remaining $12,000 of principal, and $1,200 of accrued interest of a convertible promissory note that had been issued on October 1, 2013 to each of four board members as a retention fee for services. Under the note the Company had agreed that so long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the underlying shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("XsunX", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10- K.

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

Our business development objectives are to capitalize on the increasing demand within the California commercial facilities markets for the installation of solar electric power systems. We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with the design requirements associated with the delivery of solar power systems, and there is a market demand available for us to provide these services to.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended December 31, 2014 and 2013 of $243,208 and $30,808 respectively. The increase in revenue during the three months ended December 31, 2014 was a result of our efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the three months ended December 31, 2014 and 2013 was $201,052 and $29,791, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $4,320 during the three months ended December 31, 2014 to $134,408 as compared to $138,728 for the three months ended December 31, 2013. The decrease in SG&A expenses was related primarily to an decrease in non-cash expense for outside services of $12,000, with an overall increase in other SG&A expenses of $7,680 resulting from the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $2,566 during the three months ended December 31, 2014 to $0 as compared to $2,566 for the three months ended December 31, 2013.  The decrease was primarily due to the elimination of research related employees used in the period. We anticipate this trend to continue as we do not have plans to devote resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) increased by $1,028,109 to $116,299 for the three months ended December 31, 2014, compared to $(911,810) for the three months ended December 31, 2013. The increase was the result of an increase in commitment fees of $22,080 associated with extending a convertible note, with a decrease in amortization of debt discount in the amount of $236,977, interest expense in the amount of $6,242, penalties in the amount of $226, loss in net change of fair value of the derivative instruments of $802,321, which includes the loss on extinguishment of debt in the amount of $813,074 and the net change in derivative of $(10,752), and a loss on sale of assets in the amount of $4,423. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the three months ended December 31, 2014, our net income was $23,122 as compared to a net loss of $1,056,705 for the three months ended December 31, 2013. This decrease in net loss primarily stems from a decrease in other income (expenses) associated with the net change in loss on extinguishment of debt and a decrease in operating expenses, with an increase in gross profit due to the net gain on change in derivative. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2014 of $888,653, as compared to a working capital deficit of $912,699 as of September 30, 2014. The decrease of $24,046 in working capital deficit was the result of a decrease in derivative liability, with an increase in cash, prepaid expenses, accounts payable and other payables, accrued expenses, note payable and convertible notes.

Cash flow used by operating activities was $37,486 for the three months ended December 31, 2014, as compared to cash flow used by operating activities of $136,896 for the three months ended December 31, 2013. The decrease in cash flow used by operating activities was primarily due to a net change in non-cash expenses, prepaid expenses and deferred income, with an increase in accounts payable and accrued expenses.

Cash flow used by investing activities was for the three months ended December 31, 2014 and 2013 were $0 and $5,400, respectively. The net change in investing activities was primarily due to proceeds received of $5,400 from the sale of certain assets in the prior period.

Cash provided by financing activities for the three months ended December 31, 2014 was $86,000, as compared to $138,000 for the three months ended December 31, 2013. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern as of December 31, 2014. Our independent registered public accounting firm has issued their report dated January 13, 2015, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2014, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of debt proceeds totaling $86,000, and (iii) revenues in the amount of $243,208.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of December 31, 2014 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated January 13, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Convertible Promissory Notes

On November 20, 2014 the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Company was advance $50,000 upon issuance of the note. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company..

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

None.

Item 5.  Other information

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

Effective October 1, 2014, the Company and the Holder of a 12% Exchange Note with a maturity date of September 30, 2014 entered into a Second Extension and Amendment Agreement (“Second Amendment Agreement”), under which the maturity date was extended to September 30, 2015 for the remaining principal, interest, and costs totaling $252,335 at the time of the amendment.

Effective October 10, 2014, Joseph Grimes resigned as a director, and a consultant for the Company.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2014. (1)
10.2	Form of Convertible Promissory Note issued on April 25, 2014, used in connection with the sale of a 10% convertible promissory note in the amount of up to $100,000. (2)
10.3	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (3)
10.4	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (4)
10.5	Form of Convertible Promissory Note issued to Board of Directors member Dr. Michael Russak dated October 1, 2013 used in conjunction of his conversion on February 12, 2015. (5)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
101.INS	XBRL Instance Document (6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (6)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated October 16, 2014.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 19, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(6)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 17, 2015	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer