Form 10-Q
period 2015-03-31
XSUNX INC
filed 2015-05-20
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2015

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

The number of shares of common stock issued and outstanding as of May 20, 2015 was 668,245,734.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.
CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$23,727	$50,838
Accounts receivable	20,370	-
Prepaid expenses	12,111	8,698

Total Current Assets	56,208	59,536

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	64,538	64,538
	100,391	100,391
Less accumulated depreciation	(92,719)	(90,476)

Net Property & Equipment	7,672	9,915

TOTAL ASSETS	$63,880	$69,451

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$79,667	$134,623
Accrued expenses	19,082	30,237
Deferred revenue	-	10,000
Derivative liability	498,569	546,280
Note Payable, related party	36,000	-
Convertible promissory notes, net of $107,009 and $76,401 in discounts	156,991	251,095

Total Current Liabilities	790,309	972,235

TOTAL LIABILITIES	790,309	972,235

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 668,245,734 and 591,400,069 shares issued and outstanding, respectively	32,025,107	31,014,990
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(41,898,684)	(41,064,922)

TOTAL SHAREHOLDERS' DEFICIT	(726,429)	(902,784)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$63,880	$69,451

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

SALES	$374,549	$114,117	$617,757	$144,925

COST OF GOODS SOLD	313,671	79,429	514,723	109,220

GROSS PROFIT	60,878	34,688	103,034	35,705

OPERATING EXPENSES
Selling, general and administrative expenses	129,534	129,160	263,943	267,888
Research and development	-	-	-	2,566
Depreciation and amortization expense	1,319	4,621	2,243	9,239

TOTAL OPERATING EXPENSES	130,853	133,781	266,186	279,693

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(69,975)	(99,093)	(163,152)	(243,988)

OTHER INCOME/(EXPENSES)
Penalties	(472)	-	(472)	(226)
Loss on sale of asset	-	(937)	-	(5,360)
Loan and commitment fees	-	-	(22,080)	-
Gain on forgiveness of debt	58,273	-	58,273	-
Loss on settlement of debt	(19,991)	(141,221)	(19,991)	(954,295)
Gain(Loss) on change in derivative liability	(742,631)	47,233	(570,051)	230,566
Interest expense	(82,089)	(181,444)	(116,289)	(458,864)

TOTAL OTHER INCOME/(EXPENSES)	(786,910)	(276,369)	(670,610)	(1,188,179)

NET INCOME (LOSS)	$(856,885)	$(375,462)	$(833,762)	$(1,432,167)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	633,858,136	527,408,190	612,395,816	507,955,350

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(833,762)	$(1,432,167)
Adjustment to reconcile net (loss) to net cash used in operating activities
Depreciation & amortization	2,243	9,239
Common stock issued for services and other expenses
Convertible notes issued for prepaids	-	48,000
Loan and commitment fees	22,080	-
Loss on conversion and settlement of debt	19,991	954,295
Gain on forgiveness of debt	(58,273)	-
Loss on sale of asset	-	5,360
(Gain)Loss on change in derivative liability	570,051	(230,566)
Amortization of debt discount and beneficial conversion feature recorded as interest expense	92,983	419,122
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(20,370)	(2,705)
Prepaid expenses	(3,413)	(22,135)
Other assets	-	2,500
Increase (Decrease) in:
Accounts payable	3,317	(17,984)
Accrued expenses	27,042	40,300
Deferred revenue	(10,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(188,111)	(226,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	21,400

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	21,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	36,000	-
Proceeds from convertible promissory notes	125,000	218,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	161,000	218,000

NET INCREASE (DECREASE) IN CASH	(27,111)	12,659

CASH, BEGINNING OF PERIOD	50,838	38,573

CASH, END OF PERIOD	$23,727	$51,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$343
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of Issuance of common stock upon conversion of debt	$1,010,117	$1,290,661

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2015

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2014.

Going Concern
The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2015. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business.

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
MARCH 31, 2015

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  March 31, 2015:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$498,569	$-	$-	$498,569
Convertible Promissory Notes, net of discount	156,991	-	-	156,991
Total liabilities measured at fair value	$655,560	$-	$-	$655,560

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of October 1, 2014	$546,280
Fair value of derivative liabilities issued	157,550
Converted notes payable	(741,352)
Net Loss on change in derivative liability	536,091
Ending balance as of March 31, 2015	$498,569

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are expensed as incurred. Total research and development costs were $0 and $2,566 for the six months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

3.     CAPITAL STOCK

At March 31, 2015, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2015, the Company issued 76,845,665 shares of common stock upon conversion of promissory notes in the principal amount of $237,335, plus interest of $11,440 at prices ranging from $0.0024 to $0.0059 per share, with an aggregate fair value of $1,010,118.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2015

4.     STOCK OPTIONS  (Continued)

A summary of the Company’s stock option activity and related information follows:

	3/31/2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	7,000,000	$0.033
Granted	-	-
Exercised	-	-
Expired	(2,000,000)	0.060
Outstanding, end of the period	5,000,000	$0.023
Exercisable at the end of the period	5,000,000	$0.016

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	500,000	500,000	0.12 years
$0.014	3,000,000	3,000,000	0.98 years
$0.045	1,500,000	1,500,000	1.79 years
	5,000,000	5,000,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the six months ended March 31, 2015 and 2014, respectively.

5.     CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note. The remaining principal balance of $203,496, plus interest of $48,839 was combined in the extended new note for a balance of $252,335 as of December 31, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the six months ended March 31, 2015, the Company issued 38,586,633 shares of common stock upon conversion of principal in the amount of $125,335, plus accrued interest of $2,426. The balance remaining at March 31, 2015 was $127,000. As of March 31, 2015, the Company recognized interest expense of $12,815.

On April 25, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, and June 23, 2014 the lender advanced $50,000 to the Company under the Note, for an aggregate outstanding balance of $100,000. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended March 31, 2015, the Company issued 35,325,696 shares of common stock upon conversion of principal in the amount of $100,000, plus accrued interest of $7,814. During the three months ended March 31, 2015, the Company recognized debt amortization as interest expense in the amount of $76,401, with a remaining debt discount of $0.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2015

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On February 18, 2015 and March 16, 2015, the lender advanced an additional $75,000 for an aggregate outstanding balance of $125,000 at March 31, 2015. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $123,590 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended March 31, 2015, the Company recognized debt amortization as interest expense in the amount of $16,539, with a remaining debt discount of $107,051.

Issuance of Convertible Promissory Notes for Services to Related Party
As of December 31, 2014, the aggregate remaining notes to two Board members issued in exchange for their retention as directors during the fiscal year ended September 30, 2014, had a remaining balance of $24,000. The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bore zero (0%) percent interest during the first 12 months from the date of issuance. Since the Promissory Notes were not paid in full by the Company, or converted by the Holder, on or before the October 1, 2014, a one-time interest charge of 10% was applied to the remaining principal sum of $24,000. The Company recognized interest expense in the amount of $2,400. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued. During the period ended March 31, 2015, the Company issued 2,933,333 shares of common stock upon conversion of one of the notes in the amount of principal of $12,000, plus accrued interest of $1,200, leaving a remaining balance of $12,000.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.10% and 0.67%
Stock volatility factor	Between 71.53% and 213.40%
Months to Maturity	6 months to 2 years
Expected dividend yield	None

At March 31, 2015, the fair value of the derivative liability was $498,569.

6.     NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. During the six months ended March 31, 2015, the Company received advances in the aggregate amount of $36,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the commercial solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. During the six months ended March 31, 2015, the Company recognized interest expense of $1,134.

7.     SETTLEMENT OF ACCOUNTS PAYABLE

On February 9, 2015 the Company, and a vendor for services related to the Company’s prior efforts to commercialize thin film technologies, elected to settle an outstanding account payable with a balance owed of $108,172. Under the settlement agreement the parties agreed to settle the account for $49,900 consisting of an initial payment of $25,000, and the remaining balance within sixty days. The Company further agreed that should the Company fail to fully pay the agreed amount timely then the Company would not oppose to a judgment for any remaining unpaid account balance, and $69,317 in accrued interest as a penalty. At March 31, 2015 a balance of $12,400 remained under the settlement agreement.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2015

8.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

On April 16, 2015, the Company received an advance of $20,000 from a related party for operating expenses, which matures three months from the date of the advance.

On April 17, 2015 the Company provided the final payment under a settlement agreement with a vendor for services related to the Company’s prior efforts to commercialize thin film technologies. The payment settles an outstanding account payable with a prior balance owed of $108,172 for the sum of $49,900.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended March 31, 2015 and 2014 of $374,549 and $114,117 respectively. The increase in revenue during the three months ended March 31, 2015 was a result of our efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the three months ended March 31, 2015 and 2014 was $313,671 and $79,429, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $374 during the three months ended March 31, 2015 to $129,534 as compared to $129,160 for the three months ended March 31, 2014. The increase in SG&A expenses was related primarily to an increase in salaries of $16,870, and professional fees of $6,066, with a decrease in outside services of $12,374, with an overall decrease in other SG&A expenses of $10,562 resulting from the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development during the three months ended March 31, 2015 and 2014 were $0.   We anticipate this trend to continue as we do not have plans to devote resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) increased by $510,541 to $(786,910) for the three months ended March 31, 2015, compared to $(276,369) for the three months ended March 31, 2014. The increase was the result of an increase in gain on forgiveness of debt in the amount of $58,273 associated with the write-off of the accounts payable, and an increase in non-cash loss in net change of fair value of the derivative instruments of $668,634, including financing cost, and penalties in the amount of $472, with a decrease in amortization of debt discount in the amount of $89,163, interest expense in the amount of $10,192, loss on sale of assets in the amount of $937, with and an increase in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the three months ended March 31, 2015, our net loss was $856,885 as compared to a net loss of $375,462 for the three months ended March 31, 2014. This increase in net loss primarily stems from the increase in other income (expenses) associated with the net change in the derivative instruments associated with the debt financing, and an overall increase in operating expenses, with an increase in gross profit due to an increase in sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO SIX MONTHS ENDED MARCH 31, 2014.

 Revenue and Cost of Sales:

The Company generated revenues in the six months ended March 31, 2015 and 2014 of $617,757 and $144,925 respectively. The increase in revenue during the six months ended March 31, 2015 was a result of our efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the six months ended March 31, 2015 and 2014 was $514,723 and $109,220, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $3,946 during the six months ended March 31, 2015 to $263,943 as compared to $267,888 for the six months ended March 31, 2014. The decrease in SG&A expenses was related primarily to an decrease in non-cash expense for outside services of $24,374, and an overall decrease in other SG&A expenses of $25,387, with an increase in salaries in the amount of $23,726, professional fees in the amount of $15,287, insurance in the amount of $10,748, resulting from the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $2,566 during the six months ended March 31, 2015 to $0 as compared to $2,566 for the six months ended March 31, 2014.  The decrease was primarily due to the elimination of research related employees used in the period. We anticipate this trend to continue as we do not have plans to devote resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) decreased by $517,569 to $(670,610) for the six months ended March 31, 2015, compared to $(1,188,179) for the six months ended March 31, 2014. The decrease was the result of an increase in gain on forgiveness of debt in the amount of $58,273 associated with the write-off of the accounts payable, and penalties in the amount of $246, and an increase  in commitment fees of $22,080 associated with extending a convertible note, with a decrease in non-cash loss in net change of fair value of the derivative instruments of $133,687, a decrease in amortization of debt discount in the amount of $326,139, interest expense in the amount of $16,436, loss on sale of assets in the amount of $5,360. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the six months ended March 31, 2015, our net loss was $833,762 as compared to a net loss of $1,432,167 for the six months ended March 31, 2014. This decrease in net loss primarily stems from the increase in other income (expenses) associated with non-cash loss in net change of fair value of the derivative instruments, and a decrease in operating expenses, with an increase in gross profit due to the increase in sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2015 of $734,101, as compared to a working capital deficit of $912,699 as of September 30, 2014. The decrease of $178,598 in working capital deficit was the result of a decrease in cash, accounts payable, accrued expenses, deferred income, derivative liability, and note payable and convertible notes.

Cash flow used by operating activities was $188,111 for the six months ended March 31, 2015, as compared to cash flow used by operating activities of $226,741 for the six months ended March 31, 2014. The decrease in cash flow used by operating activities was primarily due to a net change in non-cash expenses, prepaid expenses, accrued expenses and deferred income, with an increase in accounts receivable, and accounts payable.

Cash flow used by investing activities was for the six months ended March 31, 2015 and 2014 were $0 and $21,400, respectively. The net change in investing activities was primarily due to proceeds received of $21,400 from the sale of certain assets in the prior period.

Cash provided by financing activities for the six months ended March 31, 2015 was $161,000, as compared to $218,000 for the six months ended March 31, 2014. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of March 31, 2015 have been prepared under the assumption that we will continue as a going concern as of March 31, 2015. Our independent registered public accounting firm has issued their report dated May 18, 2015, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2015, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of debt proceeds totaling $161,000, and (iii) revenues in the amount of $617,757.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of March 31, 2015 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated January 13, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued Upon Conversion of Notes

During the six months ended March 31, 2015, the Company issued 76,845,665 shares of common stock for conversion of principal for convertible promissory notes in the amount of $237,335, plus accrued interest payable of $11,440. The convertible promissory notes were originally issued by the Company to accredited investors pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to expand operations to include the sale, design, and installation of solar electric PV systems, and in the day-to-day operations of the Company, and to pay the accrued liabilities associated with these operations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. At March 31, 2015, the Company has received advances totaling $36,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the commercial solar PV systems that we sell and install.

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

XSUNX, INC.

Dated: May 20, 2015	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer