Form 10-Q
period 2015-06-30
XSUNX INC
filed 2015-08-14
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2015

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

The number of shares of common stock issued and outstanding as of August 14, 2015 was 690,589,074.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.
CONDENSED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$32,895	$50,838
Accounts receivable	20,250	-
Prepaid expenses	7,388	8,698

Total Current Assets	60,533	59,536

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	64,538	64,538
	100,391	100,391
Less accumulated depreciation	(94,106)	(90,476)

Net Property & Equipment	6,285	9,915

TOTAL ASSETS	$66,818	$69,451

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$75,775	$134,623
Accrued expenses	24,182	30,237
Deferred revenue	-	10,000
Derivative liability	311,307	546,280
Note Payable, related party	61,000	-
Convertible promissory notes, net of $71,132 and $76,401 in discounts	172,868	251,095

Total Current Liabilities	645,132	972,235

TOTAL LIABILITIES	645,132	972,235

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 690,589,074 and 591,400,069 shares issued and outstanding, respectively	32,237,369	31,014,990
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(41,962,831)	(41,064,922)

TOTAL SHAREHOLDERS' DEFICIT	(578,314)	(902,784)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$66,818	$69,451

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

SALES	$320,038	$239,839	$937,795	$384,764

COST OF GOODS SOLD	241,676	91,987	756,398	201,207

GROSS PROFIT	78,362	147,852	181,397	183,557

OPERATING EXPENSES
Selling, general and administrative expenses	125,014	142,503	388,959	410,391
Research and development	-	-	-	2,566
Depreciation and amortization expense	1,387	3,787	3,630	13,026

TOTAL OPERATING EXPENSES	126,401	146,290	392,589	425,983

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(48,039)	1,562	(211,192)	(242,426)

OTHER INCOME/(EXPENSES)
Penalties	-	-	(472)	(226)
Loss on sale of asset	-	(1,683)	-	(7,044)
Loan and commitment fees	-	-	(22,080)	-
Gain on forgiveness of debt	-	-	58,273	-
(Gain)Loss on extinguishment of debt	13,001	(175,460)	(6,990)	(1,129,755)
Equity based financing cost	-	(86,921)	(33,960)	(389,398)
Gain(Loss) on change in derivative liability	28,927	286,816	(507,163)	819,859
Interest expense	(58,036)	(148,153)	(174,325)	(607,016)

TOTAL OTHER INCOME/(EXPENSES)	(16,108)	(125,401)	(686,717)	(1,313,580)

NET (LOSS)	$(64,147)	$(123,839)	$(897,909)	$(1,556,006)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	677,821,451	550,852,606	591,695,819	522,254,436

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total

Balance at September 30, 2014	5,000	50	591,400,069	31,014,990	5,335,398	3,811,700	(41,064,922)	(902,784)

Issuance of shares upon conversion of debt, including interest	-	-	99,189,005	1,222,379	-	-	-	1,222,379

Net income for the nine months ended June 30, 2015 (unaudited)	-	-	-	-	-	-	(897,909)	(897,909)

Balance at June 30, 2015 (unaudited)	5,000	$50	690,589,074	$32,237,369	$5,335,398	$3,811,700	$(41,962,831)	$(578,314)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(897,909)	$(1,556,006)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization	3,630	13,026
Common stock issued for services and other expenses/prepaid	-	33,123
Convertible notes issued for services	-	48,000
Commitment fees	22,080	-
Loss on conversion and settlement of debt	6,990	1,129,755
Gain on extinguishment of debt	(58,273)	-
Loss on sale of asset	-	7,044
Equity based financing cost	33,960	389,398
(Gain)Loss on change in derivative liability	507,163	(819,859)
Amortization of debt discount and beneficial conversion feature recorded as interest expense	143,281	564,205
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(20,250)	(164,850)
Prepaid expenses	1,310	(5,765)
Other assets	-	2,500
Increase (Decrease) in:
Accounts payable	(573)	(13,197)
Accrued expenses	34,648	10,152
Deferred revenue	(10,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(233,943)	(362,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	62,633

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	62,633

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	61,000	-
Proceeds from convertible promissory notes	155,000	318,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	216,000	318,000

NET INCREASE (DECREASE) IN CASH	(17,943)	18,159

CASH, BEGINNING OF PERIOD	50,838	38,573

CASH, END OF PERIOD	$32,895	$56,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$39	$343
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Loss on conversion and settlement of debt	$921,098	$1,129,755
Common stock issued upon conversion of debt, including accrued interest	$301,281	$494,964

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2015

1.         Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2014.

Going Concern
The accompanying unaudited financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2015. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business.

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
JUNE 30, 2015

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  June 30, 2015:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$311,307	$-	$-	$311,307
Convertible Promissory Notes, net of discount	172,868	-	-	172,868
Total liabilities measured at fair value	$484,175	$-	$-	$484,175

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of October 1, 2014	$546,280
Fair value of derivative liabilities issued	171,971
Gain on fair value of converted debt	(914,107)
Net Loss on change in derivative liability	507,163
Ending balance as of June 30, 2015	$311,307

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2015

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 and $2,566 for the nine months ended June 30, 2015 and 2014, respectively.

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

3.        CAPITAL STOCK

At June 30, 2015, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the nine months ended June 30, 2015, the Company issued 99,189,005 shares of common stock upon conversion of promissory notes in the principal amount of $287,335, plus interest of $13,947 at prices ranging from $0.0024 to $0.0059 per share. Total fair value of the shares issued was $1,222,379, which included a loss on conversion of debt of $921,098.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2015

4.         STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	7,000,000	$0.033
Granted	-	$-
Exercised	-	$-
Expired	(2,500,000)	$0.050
Outstanding, end of the period	4,500,000	$0.024
Exercisable at the end of the period	4,500,000	$0.017
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	3,000,000	3,000,000	0.73 years
$0.045	1,500,000	1,500,000	1.54 years
	4,500,000	4,500,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the nine months ended June 30, 2015 and 2014, respectively.

5.         CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note. The remaining principal balance of $203,496, plus interest of $48,839 was combined in the extended new note for a balance of $252,335 as of December 31, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the nine months ended June 30, 2015, the Company issued 38,586,633 shares of common stock upon conversion of principal in the amount of $125,335, plus accrued interest of $2,426. The balance remaining at June 30, 2015 was $127,000. As of June 30, 2015, the Company recognized interest expense of $14,189.

On April 25, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, and June 23, 2014 the lender advanced $50,000 to the Company under the Note, for an aggregate outstanding balance of $100,000. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the nine months ended June 30, 2015, the Company issued 35,325,696 shares of common stock upon conversion of principal in the amount of $100,000, plus accrued interest of $7,814. During the nine months ended June 30, 2015, the Company recognized debt amortization as interest expense in the amount of $76,401, with a remaining debt discount of $0.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2015

5.         CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through June 29, 2015, the lender advanced an additional $105,000 for an aggregate outstanding balance of $155,000 at June 30, 2015. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $138,011 related to the conversion feature of the notes, along with derivative liabilities at inception. During the nine months ended June 30, 2015, the Company recognized debt amortization as interest expense in the amount of $66,880, with a remaining debt discount of $71,131.

Issuance of Convertible Promissory Notes for Services to Related Party
As of April 1, 2015, a $12,000 note issued to Board member Thomas Anderson issued in exchange for his retention as a director during the fiscal year ended September 30, 2014, had a balance of $13,200. The Promissory Note can be converted into shares of common stock by the Mr. Anderson for $0.0045 per share. The Promissory Note matures on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. The Company recognized interest expense in the amount of $1,200. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Mr. Anderson, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

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

At June 30, 2015, the fair value of the derivative liability was $311,307.

6.        NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. During the nine months ended June 30, 2015, the Company received advances in the aggregate amount of $61,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the commercial solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. During the nine months ended June 30, 2015, the Company recognized interest expense of $2,467.

7.        SETTLEMENT OF ACCOUNTS PAYABLE

On February 9, 2015 the Company, and a vendor for services related to the Company’s prior efforts to commercialize thin film technologies, elected to settle an outstanding account payable with a balance owed of $108,172. Under the settlement agreement the parties agreed to settle the account for $49,900 consisting of an initial payment of $25,000, and the remaining balance within sixty days. The Company further agreed that should the Company fail to fully pay the agreed amount timely then the Company would not oppose to a judgment for any remaining unpaid account balance, and $69,317 in accrued interest as a penalty. At June 30, 2015 the balance of the settlement agreement was paid in full.

8.        SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

On August 7, 2015 the holder of a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds advanced $30,000 under the Note.  The principal use of proceeds from the advance is intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended June 30, 2015 and 2014 of $320,038 and $239,839 respectively. The increase in revenue during the three months ended June 30, 2015 was a result of our efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the three months ended June 30, 2015 and 2014 was $241,676 and $91,987, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $17,489 during the three months ended June 30, 2015 to $125,014 as compared to $142,503 for the three months ended June 30, 2014. The decrease in SG&A expenses was related primarily to a decrease in public relations of $21,500, with an overall increase in other SG&A expenses of $4,011 resulting from the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $2,566 during the three months ended June 30, 2015 to $0 as compared to $2,566 for the three months ended June 30, 2014.  The decrease was primarily due to the elimination of research related employees used in the period. We anticipate this trend to continue as we do not have plans to devote resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses):

Other income and (expenses) decreased by $109,293 to $(16,108) for the three months ended June 30, 2015, compared to $(125,401) for the three months ended June 30, 2014. The decrease was the result of a decrease in non-cash loss in amortization of debt discount in the amount of $94,785, loss on sale of assets in the amount of $1,683, with an increase in non-cash gain in net change of fair value of the derivative instruments of $17,493, with an increase in interest expense in the amount of $4,668.

Net Loss:

For the three months ended June 30, 2015, our net income was $64,147 as compared to a net loss of $123,839 for the three months ended June 30, 2014. This decrease in net loss primarily stems from the decrease in other income (expenses) associated with the net change in the derivative instruments associated with the debt financing, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2015 COMPARED TO NINE MONTHS ENDED JUNE 30, 2014.

 Revenue and Cost of Sales:

The Company generated revenues in the nine months ended June 30, 2015 and 2014 of $937,795 and $384,764 respectively. The increase in revenue during the nine months ended June 30, 2015 was a result of our efforts in the sale of commercial solar PV systems. These efforts included market and advertisement testing, sales presentation development, the development of financing alternatives for clients, vetting of qualified subcontractors to provide specialty services, and product supply chain development. The costs of goods sold for the nine months ended June 30, 2015 and 2014 was $756,398 and $201,207, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $21,432 during the nine months ended June 30, 2015 to $388,959 as compared to $410,391 for the nine months ended June 30, 2014. The decrease in SG&A expenses was related primarily to a decrease in non-cash expense for outside services of $24,374, and an overall decrease in other SG&A expenses of $26,502, with an increase in salaries in the amount of $39,893, professional fees in the amount of $25,038, insurance in the amount of $7,379, resulting from the Company’s change in business and other expenses during the Company’s initial efforts in marketing and sales of commercial solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Research and Development:

Research and development decreased by $2,566 during the nine months ended June 30, 2015 to $0 as compared to $2,566 for the nine months ended June 30, 2014.  The decrease was primarily due to the elimination of research related employees used in the period. We anticipate this trend to continue as we do not have plans to devote resources towards additional testing, calibration, or enhancements to our CIGSolar® technology until such time that the market demand for thin film technologies warrants additional investments.

Other Income/(Expenses)

Other income and (expenses) decreased by $626,863 to $(686,717) for the nine months ended June 30, 2015, compared to $(1,313,580) for the nine months ended June 30, 2014. The decrease was the result of an increase in gain on forgiveness of debt in the amount of $58,273 associated with the write-off of the accounts payable, and penalties in the amount of $246, and an increase  in commitment fees of $22,080 associated with extending a convertible note, with a decrease in non-cash loss in net change of fair value of the derivative instruments of $151,181, a decrease in amortization of debt discount in the amount of $420,923, interest expense in the amount of $11,768, loss on sale of assets in the amount of $7,044. The decrease in other income and (expenses) was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the nine months ended June 30, 2015, our net loss was $897,909 as compared to a net loss of $1,556,006 for the nine months ended June 30, 2014. This decrease in net loss primarily stems from the decrease in other income (expenses) associated with non-cash loss in net change of fair value of the derivative instruments, and a decrease in operating expenses, with an increase in gross profit due to the increase in sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2015 of $584,599, as compared to a working capital deficit of $912,699 as of September 30, 2014. The decrease of $342,015 in working capital deficit was the result of a decrease in cash, prepaid expenses, accounts payable, accrued expenses, deferred income, derivative liability, and note payable and convertible notes.

Cash flow used by operating activities was $233,943 for the nine months ended June 30, 2015, as compared to cash flow used by operating activities of $362,474 for the nine months ended June 30, 2014. The decrease in cash flow used by operating activities was primarily due to a net change in non-cash expenses, accounts receivable, prepaid expenses, accounts payable and deferred income, with an increase in accrued expenses.

Cash flow used by investing activities was for the nine months ended June 30, 2015 and 2014 were $0 and $62,633, respectively. The net change in investing activities was primarily due to proceeds received of $62,633 from the sale of certain assets in the prior period.

Cash provided by financing activities for the nine months ended June 30, 2015 was $216,000, as compared to $318,000 for the nine months ended June 30, 2014. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2015 have been prepared under the assumption that we will continue as a going concern as of June 30, 2015. Our independent registered public accounting firm has issued their report dated January 13, 2015, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2015, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of debt proceeds totaling $216,000, and (iii) revenues in the amount of $937,795.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of June 30, 2015 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated January 13, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued Upon Conversion of Notes

During the three months ended June 30, 2015, the Company issued 22,343,340 shares of common stock to the holder of a 10% unsecured convertible promissory note (the “Note”) for the conversion by the holder of principal in the amount of $50,000, plus accrued interest payable of $2,507. The convertible promissory note was originally issued by the Company to an accredited investor pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to expand operations to include the sale, design, and installation of solar electric PV systems, and in the day-to-day operations of the Company, and to pay the accrued liabilities associated with these operations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On May 26, 2015, the Company issued 22,343,340 shares of common stock to the holder of a 10% unsecured convertible promissory note (the “Note”) for the conversion by the holder of principal in the amount of $50,000, plus accrued interest payable of $2,507. The convertible promissory note was originally issued by the Company to an accredited investor pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

On August 7, 2015 the holder of a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds advanced $30,000 under the Note.  The principal use of proceeds from the advance is intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2014. (1)
10.2	Form of Convertible Promissory Note issued on April 25, 2014, used in connection with the sale of a 10% convertible promissory note in the amount of up to $100,000. (2)
10.3	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (3)
10.4	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (4)
10.5	Form of Convertible Promissory Note issued to Board of Directors member Thomas Anderson dated October 1, 2013 used in conjunction of his conversion on February 12, 2015. (5)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
101.INS	XBRL Instance Document (6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (6)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated October 16, 2014.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 19, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(6)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 14, 2015	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer