Form 10-K
period 2015-09-30
XSUNX INC
filed 2016-01-08
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☒        NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

(Check one):
☐ Large accelerated filer	☐Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes ☐      NO ☒

As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,381,201 based on the closing price as reported on the OTCBB.

As of January 8, 2016, there were 704,918,657 shares of the registrant’s company common voting stock outstanding.

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

Business Overview

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), and energy saving technologies that provide our clients long term savings, predictability, and control of their energy costs. Our background and experience spans virtually all aspects of solar including technology assessment, design, and development.

The Company has developed a highly skilled team of qualified engineering and specialty contractors with extensive commercial and residential solar experience necessary to service the diverse conditions that can be encountered in the design and installation of PV, and energy saving technologies. The company couples this superior design and delivery capability with factory direct pricing, and zero down financing options to provide our clients with energy solutions that can quickly pay for themselves.

Our business development objectives are to capitalize on the demand within the California commercial and residential markets for the installation of solar electric power systems. The demand, underscored in a 2015 market data report from the U.S. Solar Energy Industries Association (SEIA) indicates $11.7 billion dollars was invested into PV system installations in California in 2014 representing a 66% increase over the previous year, and nationally capacity is forecasted to double through the addition of roughly 20,000 megawatts (MW) in the 2015-16 period with California leading the way. Helping to drive these significant solar adoption numbers are continued cost reductions, coupled with government tax and investment incentives providing significant investment incentives for consumers whom we market to in efforts to make sales.

We have historically focused our operations toward commercial rooftop solar power sales. In the second half of 2015 period we began to expand our marketing efforts to include residential sales, however an area in which we believe we can establish distinct marketing and sales advantages is through the sale and delivery of commercial solar carport systems.

While we believe that the commercial and residential rooftop solar will continue to offer sales growth opportunities, non-residential solar carport systems can, in many instances, provide us the opportunity to offer customers larger project sizing, greater electricity savings, and the ability to differentiate XsunX from competitors.

In the 2015 period we established the capabilities to design, directly source all of the major system components, and deliver solar carport systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This has allowed us to reduce our carport structure installation costs by approximate 35%, and the overall PV system cost by approximately 15% which, we believe, provides us with a distinct pricing advantage for solar carports within the greater Southern California markets that we serve.

Market for Solar Power

We believe that a significant demand for our solar power energy solutions is developing, in part, as a result of following propositions:

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

•
Maturity and dependability of solar technologies. The results and benefits from investments in solar power systems have begun to produce long term statistical data. This historical performance data allows investment benefits for near and long term future operations to be accurately estimated. This provides customers greater reliance on future results, and the confidence to make investments.

•
Rapid capital recovery of solar investments. Reports provided by U.S. Energy Department indicate that the installed price reductions for solar PV systems are driving record installation demand. These cost reductions for the major components that make up PV systems allow us to provide per watt pricing that, coupled with tax and operating benefits, can often result in capital investment recovery within 3 to 4 years.

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

Our Customers

Our customers, and key market, are owner occupied commercial facilities. We do not focus on specific industries or business type, but typically we have found manufacturing, storage, warehousing, agricultural, and single story commercial office space facilities offer greater opportunities for the placement of solar systems. While we can offer financing solutions through our network of lenders for non-owner occupied facilities the greatest financial benefits can be realized by owner occupied commercial facilities.

We work to identify “best” candidates for our systems and we have found that facilities in excess of 3,000 square feet of roof area, and monthly utility costs in excess of $350 provide the minimum practical entry point for our services. However, “best” candidates typically require a minimum of 29kW (kilowatt) in solar system sizing, and have monthly utility costs in excess of $650. In the 2015 fiscal period we provided proposals for systems ranging in size from 20kW to 980kW with 30kW to 200kW providing the largest number of sales opportunities.

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

Sales, Marketing, and Planned Operations

We have traditionally focused our sales efforts and operations on the delivery of commercial solar power systems in the California market. We believe that our focus provides us long term benefits for brand development as a commercial solar power specialist within a market that we believe to be in the early stages of growth, and poised for a broad adoption of solar power generation.

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

In the second half of 2015 period we began to expand our marketing efforts to include residential sales, however an area in which we believe we can establish distinct marketing and sales advantages is through the sale and delivery of commercial solar carport systems.

While we believe that the commercial and residential rooftop solar will continue to offer sales growth opportunities, non-residential solar carport systems can, in many instances, provide us the opportunity to offer customers larger project sizing, greater electricity savings, and the ability to differentiate XsunX from competitors.

In the 2015 period we established the capabilities to design, directly source all of the major system components, and deliver solar carport systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This has allowed us to reduce our carport structure installation costs by approximate 35%, and the overall PV system cost by approximately 15% which, we believe, provides us with a distinct pricing advantage for solar carports within the greater Southern California markets that we serve.

We plan to market the advantages we have developed through efforts that include advertising, direct outside sales, targeted direct marketing, commissioned consultants, and the referral of satisfied customers.

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

For the foreseeable future we anticipate that we will purchase the system components for each project on an as-needed basis from suppliers at the then-prevailing prices pursuant to purchase orders issued. Due to the volatility of component pricing we do not anticipate any supplier arrangements that will contain long-term pricing or volume commitments. Should our sales results, volume, and market conditions warrant we may in the future elect to make purchase commitments to ensure sufficient supply and reduced pricing of the components that we use.

Our operations focus is to provide complete solar power project design, management of engineering, facility preparation, installation of systems, repair or restoration to all affected areas resulting from the installation process, and any ongoing maintenance agreements as may be sold. To accomplish this we use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we provide qualified staff to supervise project operations, inspections, and system start up and energizing. In the 2016 fiscal period we anticipate that the addition of direct delivery of solar carport systems may allow our sales to increase, and we plan to expand our direct project management capabilities through the addition of qualified field supervisory and engineering staff.

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

During the 2012 and 2013 periods all manufacturers of thin film solar technologies experienced a significant erosion of any cost advantages that their technologies may have provided relative to the use of silicon technologies. As a result of the rapid and unprecedented cost reductions to the use of silicon technologies, the thin film industry has experienced a significant reduction to the number of companies that produce, or intended to produce, thin film solar products in the 2014 and 2015 periods as compared to earlier periods. Silicon solar modules are anticipated to remain the dominant technology and increase market share in 2016 while thin film technology production is anticipated to continue to lose market share.

In response to these continuing trends we do not plan to devote resources towards additional testing, calibration, or enhancements to our thin film technologies.

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

Helping to accelerate the capital recovery timelines, and the attractiveness of purchasing our systems, are City, State, and Federal government based installation and tax incentives. Additionally, net energy metering (NEM) programs provide customers the ability to receive credits from their respective utility for the production of solar power that at times may be unused and sent into the utility network. Together these programs often help to accelerate capital recovery timelines for customers to within 3 to 5 years.

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

In the 2015 period we established the capabilities to design, directly source all of the major system components, and deliver solar carport systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This has allowed us to reduce our carport structure installation costs by approximate 35%, and the overall PV system cost by approximately 15% which, we believe, provides us with a distinct pricing advantage for solar carports within the greater Southern California markets that we serve.

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

After completing a review of options related to modifying our patent application, and the limited market conditions related to the demand for thin film technologies, we elected to abandon our claims. We do not anticipate any further efforts related to filing or pursuing patent claims related to our prior thin film CIGS efforts.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2015.

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

Employees and Consultants

As of the fiscal year ended September 30, 2015, we had three full-time employees including Mr. Tom Djokovich who is President and CEO. While we do add to, and reduce, the size of our workforce based on current needs this represents no full-time employee change to the same period ended 2014. To compensate our need for additional staff the Company also relies on qualified consultants and licensed professionals to perform specific functions that otherwise would require an employee. As we continue to expand our business developments efforts we may need to add staff to adequately respond to sales inquiries, project management, and general labor as warranted. We consider relations with our employees and consultants to be good.

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

We Have Not Generated Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial solar power systems and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2015 and 2014 was $(1,320,648) and $(1,949,887), respectively. Net cash used for operations was $(207,068) and $(368,368) for the years ended September 30, 2015 and 2014, respectively. At September 30, 2015, we had a working capital deficit of $(884,516). We had an accumulated deficit at September 30, 2015 and 2014 of $(42,385,570) and $(41,064,922), respectively.

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

We will require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on significantly during the year ended September 30, 2015, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

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

Our current intellectual property consists of trade secrets, and trade dress. Our success depends in part on our ability to create and maintain intellectual property to differentiate our services, how we provision our services, the ability to obtain patents as either business processes or technology development mature, and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems may be caused by, among other factors, a lack of rules and methods for defending intellectual property rights. Also, the costs associated with the development of intellectual property rights can be significant and we may not be able to pursue rights initially in any region that we operate in and that may pose competitive challenges to us.

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

Item 2. Properties

California Corporate Office Lease

At September 30, 2015 the Company leased corporate facilities located in Aliso Viejo, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month. The Company may expand into larger facilities to support expanding operations in the 2016 fiscal period.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Market under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2015	High	Low	Close
First Quarter ended December 31, 2014	0.009	0.0047	0.0051
Second Quarter ended March 31, 2015	0.029	0.0051	0.0125
Third Quarter ended June 30, 2015	0.014	0.0090	0.0109
Fourth Quarter ended September 30, 2015	0.011	0.0061	0.0082

Year Ended September 30, 2014
First Quarter ended December 31, 2013	0.0290	0.0035	0.0095
Second Quarter ended March 31, 2014	0.0182	0.0090	0.0143
Third Quarter ended June 30, 2014	0.0146	0.0085	0.0110
Fourth Quarter ended September 30, 2014	0.0133	0.0040	0.0072

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

Number of Holders

As of September 30, 2015, there were approximately 863 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stock holders. As of September 30, 2015, there were 704,918,657 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2015 the last reported sales price of our common stock on the OTC Market was approximately $0.0082 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.   Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which 4,500,000 options were issued and outstanding under the Plan at September 30, 2015.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2015 the Company did not grant or issue any stock purchase options.

Recent Sales of Securities (Registered and Unregistered)

During the year ended September 30, 2015, the Company made the following unregistered issuances at fair value in the aggregate amount of 113,518,588 shares of common stock upon the conversion by holders of convertible notes as follows:

The Company issued 38,586,633 shares of common stock at prices ranging from $0.003 to $0.0039 upon conversion of the aggregate amount of $127,761 dollars of principal and accrued interest to the holder of a 12% convertible note.

The Company issued 35,325,699 shares of common stock at prices ranging from $0.00242 to $0.00587 upon conversion of the aggregate remaining amount of $107,814 dollars of principal and accrued interest to the holder of a 10% convertible note.

The Company issued 36,672,923 shares of common stock at $0.00235 upon conversion of the aggregate remaining amount of $86,182 dollars of principal and accrued interest by the holder of a 10% convertible note.

On February 12, 2015 the Company issued Board member Dr. Michael Russak 2,933,333 shares each of restricted common stock in exchange for his conversion of a convertible Promissory Note in the principal and accrued interest amount of $13,200.

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

Business Overview

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), and energy saving technologies that provide our clients long term savings, predictability, and control of their energy costs. Our background and experience spans virtually all aspects of solar including technology assessment, design, and development.

The Company has developed a highly skilled team of qualified engineering and specialty contractors with extensive commercial and residential solar experience necessary to service the diverse conditions that can be encountered in the design and installation of PV, and energy saving technologies. The company couples this superior design and delivery capability with factory direct pricing, and zero down financing options to provide our clients with energy solutions that can quickly pay for themselves.

Our business development objectives are to capitalize on the demand within the California commercial and residential markets for the installation of solar electric power systems. The demand, underscored in a 2015 market data report from the U.S. Solar Energy Industries Association (SEIA) indicates $11.7 billion dollars was invested into PV system installations in California in 2014 representing a 66% increase over the previous year, and nationally capacity is forecasted to double through the addition of roughly 20,000 megawatts (MW) in the 2015-16 period. Helping to drive these significant solar adoption numbers are continued cost reductions, coupled with government tax and investment incentives providing significant investment incentives for consumers whom we market to in efforts to make sales.

We have historically focused our operations toward commercial rooftop solar power sales. In the second half of 2015 period we began to expand our marketing efforts to include residential sales, however an area in which we believe we can establish distinct marketing and sales advantages is through the sale and delivery of commercial solar carport systems.

While we believe that the commercial and residential rooftop solar will continue to offer sales growth opportunities, non-residential solar carport systems can, in many instances, provide us the opportunity to offer customers larger project sizing, greater electricity savings, and the ability to differentiate XsunX from competitors.

In the 2015 period we established the capabilities to design, directly source all of the major system components, and deliver solar carport systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This has allowed us to reduce our carport structure installation costs by approximate 35%, and the overall PV system cost by approximately 15% which, we believe, provides us with a distinct pricing advantage for solar carports within the greater Southern California markets that we serve.

Plan of Operations

For the fiscal year ending September 30, 2016, the Company has developed a plan of operations focused on the sale, design, and installation of solar power systems as a licensed contractor in California.

Our Plan of Operations, based upon the aforementioned activities, requires approximately $360,000 to support sales and marketing efforts, $955,000 for general and administrative activities to support operations, and $235,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision costs associated with solar power system installations. However the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Results of Operations for the Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014.

Revenue and Cost of Sales:

The Company generated revenues of $1,215,632 and $393,522 in the fiscal years ended September 30, 2015, and 2014. The $1,215,632 in revenue, representing an increase of $822,110, during the fiscal period ended September 30, 2015 was the result of our improving efforts in the sale of commercial solar power systems. The costs of goods sold in the fiscal years ended September 30, 2015 and 2014 were $912,404 and $283,224, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $7,126 during the fiscal year ended September 30, 2015 to $520,800 as compared to $527,926 for the prior fiscal year ended September 30, 2014. The decrease in SG&A expenses was related primarily to a decrease in investor relations, with an increase in marketing resulting from the Company’s change in business during the Company’s initial efforts in marketing and sales of solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses)

Other income and (expenses) decreased by $419,104 to $(1,098,426) for the fiscal year ended September 30, 2015, compared to $(1,517,530) for the prior fiscal year ended September 30, 2014. The decrease was the result of a decrease in interest expense in the amount of $542,800, which includes amortization of debt discount of $524,817, an increase in loss on conversion and change of fair value of the derivative instruments of $166,685, an increase in gain on write-off of accounts payable of $58,273, a decrease in loss on sale of assets in the amount of $7,044, an increase in penalties in the amount of $247, and an increase to commitment fees in the amount of $22,081. The decrease was due to the Company entering into debt financing through the issuance of convertible promissory notes.

Net Loss:

For the fiscal year ended September 30, 2015, our net loss was $(1,320,648) as compared to a net loss of $(1,949,887) for the fiscal year ended September 30, 2014.The decrease in net loss of $(629,239) primarily stems from a decrease in operating expenses, and other income/(expenses), with an increase in gross profit in the current period. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2015 of $(884,516), as compared to a working capital deficit of $(912,699) as of September 30, 2014. The decrease of $28,183 in working capital deficit was the result of an increase in cash, accounts receivable, accrued expenses, deferred revenue, and derivative liability with a decrease in prepaid expenses, accounts payable, and convertible notes. The Company had revenue during the current period, and a reduction in derivative liability associated with the convertible notes.

For the fiscal year ended September 30, 2015, our cash flow used by operating activities was $207,068, as compared to cash flow used by operating activities of $368,368 for the prior fiscal year ended September 30, 2014. The decrease in cash flow used of $161,300 by operating activities was primarily due to a net change in net loss, non-cash accounts associated with derivative financing, prepaid expenses, accounts payable, with an increase in accounts receivable, accrued expenses, and deferred revenue.

Cash flow provided by investing activities was $0 for the fiscal year ended September 30, 2015, as compared to cash flow used in investing activities of $62,633 during the fiscal year ended September 30, 2014. The decrease of $62,633 in investing activities was primarily due to proceeds received from the sale of certain assets in the prior fiscal year.

Cash flow provided by financing activities was $235,000 for the fiscal year ended September 30, 2015, as compared to cash provided by financing activities of $318,000 during the fiscal year ended September 30, 2014. The decrease in cash flow provided by financing activities was the result of a decrease in the Company’s reliance on cash provided through equity financing. Our capital needs have primarily been met from the revenue and proceeds of private placements, and the sale of convertible notes. There is no assurance that our revenue will exceed our operating cost.

For the fiscal year ending September 30, 2016, the Company has developed a plan of operations focused on the sale, design, and installation of solar power systems as a licensed contractor in California.

Our Plan of Operations, based upon the aforementioned activities, requires approximately $360,000 to support sales and marketing efforts, $955,000 for general and administrative activities to support operations, and $235,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision with costs associated with solar power system installations. However the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary

Off-Balance Sheet Arrangements

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2015, and 2014, were $4,650 and $14,729, respectively.

Revenue Recognition
Revenue and related costs on construction contracts are recognized  using the  “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract, after the contract reaches 10% completion. No revenue is recognized until the percentage of completion reaches 10%. Costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, project planning and preparation, tools and repairs. All un-allocable indirect costs and corporate general and administrative costs are charged to operating expenses in the period incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

The Asset, “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2015, the costs in excess of billings balance was $6,661.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as any retentions, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective, and we have discovered a material weakness in our closing process for account reconciliations. The Company is working to improve the effectiveness of the closing process, and as we expand operations additional staff will be added to implement separation of duties, and to improve controls as well.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this internal control weakness.

During the Company's fiscal year ended September 30, 2015, management continued to assess the Company's internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 2013, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting as of September 30, 2015 was not effective in regards to our closing process for account reconciliations.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

Between August 7 and August 28, 2015, the Company received an advances of totaling $80,000 under a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. On August 28, 2015 the Company issued 14,329,583 shares of common upon conversion of $32,000 of principal and $1,675 in accrued interest by the holder of the Note.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2015:

Name	Age	Position Held	Tenure
Tom Djokovich	58	CEO, President, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009 President since January 2013
Thomas Anderson	50	Director	Since August 2001
Oz Fundingsland	72	Director	Since November 2007
Michael Russak	68	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 58, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

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

Independent Directors

Mr. Thomas Anderson, age 50, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 72, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 68, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2015, the Company’s board was comprised of four directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2015, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer and our president (collectively, our “named executive officers”) for the fiscal years ended September 30, 2015, and 2014 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Tom Djokovich, CEO(1)	2015	169,000	0	0	0	0	15,594	184,594
	2014	160,000	0	0	0	0	9,437	169,437

(1)
In addition to Mr. Djokovich’s salary compensation the Company provided Mr. Djokovich with co-payments totaling $15,594 and $9,437 for health insurance premiums as part of the Company’s health insurance program in the fiscal periods ended 2015, and 2014 respectively.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2015, and 2014 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2015	0	0	0
	2014	0	0	0

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2015

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested (#)

Tom Djokovich, CEO	-	-	-	-	-	-	-	-	-

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich
Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, a Director, and the qualifying person for the Company’s California State contractor’s license. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2015 fiscal period was $169,000 in collected wages. Mr. Djokovich was also provided with approximately $15,594 for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2015, Directors did not receive compensation for their services as Directors. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)

Tom Djokovich	$0	0	0	0	$0
Thomas Anderson (1)	$0	0	0	1,200	$1,200
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak (1)	$0	0	0	1,200	$1,200
(1)
On October 1, 2015 Mr. Anderson and Dr. Russak received $1,200 representing a onetime interest fee applied to the remaining $12,000 principal balance of Promissory Notes issued as payment for services on October 1, 2013.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2015, as applicable, new or existing employment agreements were reviewed and deliberated by the four members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2015, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	14,493,000	5,000	62.1%
Thomas Anderson Director	4,433,333	0	< 1%
Oz Fundingsland Director	4,166,667	0	< 1%
Mike Russak Director	4,433,333	0	< 1%
All Officers & Directors as a Group (4 individuals)	27,526,333	0	63.9%

Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 704,918,657 shares of common stock issued and outstanding as of January 8, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 8, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership at September 30, 2015. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)
The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of September 30, 2015, Mr. Djokovich held 14,493,000 shares of the Company's common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 437,444,194 shares of common stock or approximately 62.1% of the Company's voting stock.

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

The following directors are independent:  Thomas Anderson, Oz Fundingsland, and. Dr. Michael Russak.

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

Issuance of Convertible Promissory Notes

On October 1, 2013, the Company issued unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Tom Anderson, Dr. Michael Russak, and Oz Fundingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2015, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any remaining principal sum.  So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares. As of September 30, 2015 Dr. Russak and Mr. Fundingsland had converted their Note and received collectively 5,599,999 shares of common stock. Mr. Anderson has not converted his Note as of the date of this report.

Item 14. Principal Accounting Fees and Services

2015

For the fiscal year ended September 30, 2015, HJ Associates & Consultants, LLP incurred $36,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2014, March 31, 2015, June 30, 2015 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2015.

2014

For the fiscal year ended September 30, 2014, HJ Associates & Consultants, LLP incurred $30,500 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2013, March 31, 2014, June 30, 2014 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	2014 XSUNX, Inc. Stock Option and Award Plan, dated May 20, 2014.(4)
10.3	Amendment to Articles of Incorporation for the increase to authorized shares.(5)
10.4	Certificate of Designation for Preferred Shares.(6)
10.5	Form of Second Extension Agreement and Restated 12% Note used in connection with the exchange and 12 month extension to a promissory note that had become due September 30, 2014. (7)
10.6	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (12)
10.7	Form of Convertible Promissory Note issued on April 25, 2014, used in connection with the sale of a 10% convertible promissory note in the amount of up to $100,000.(8)
10.8	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (9)
10.9	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (10)
10.10	Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations. (11)
31.1	Sarbanes-Oxley Certification (12)
32.1	Sarbanes-Oxley Section 906 Certification (12)
101.INS	XBRL Instance Document (12)
101.SCH	XBRL Taxonomy Extension Schema Document (12)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (12)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (12)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (12)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (12)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated October 16, 2014.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 19, 2014.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(12)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 8, 2016	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 8, 2016
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	January 8, 2016
Thomas Anderson, Director

/s/ Oz Fundingsland	January 8, 2016
Oz Fundingsland, Director

/s/ Michael Russak	January 8, 2016
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
XsunX, Inc.
Alisa Viejo, California

We have audited the accompanying balance sheets of XsunX, Inc. as of September 30, 2015and 2014, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ Associates & Consultants, LLP
Salt Lake City, Utah
January 8, 2016

XSUNX, INC.
Balance Sheets

	September 30, 2015	September 30, 2014

ASSETS

CURRENT ASSETS
Cash	$78,770	$50,838
Cost in excess of billing	6,661	$-
Prepaid expenses	4,171	8,698

Total Current Assets	89,602	59,536

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	35,853	35,853
Machinery & equipment	64,538	64,538
Leasehold improvements	-	-
	100,391	100,391
Less accumulated depreciation	(95,126)	(90,476)

Net Property & Equipment	5,265	9,915

TOTAL ASSETS	$94,867	$69,451

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$41,919	$128,528
Credit card payable	41,707	6,095
Accrued expenses	3,787	-
Accrued interest on notes payable	22,086	30,237
Deferred revenue	15,000	10,000
Derivative liability	622,201	546,280
Convertible promissory notes, net of $64,582 and $76,401 in discounts	227,418	251,095

Total Current Liabilities	974,118	972,235

TOTAL LIABILITIES	974,118	972,235

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 704,918,657 and 591,400,069 shares issued and outstanding, respectively	32,359,171	31,014,990
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,385,570)	(41,064,922)

TOTAL SHAREHOLDERS' DEFICIT	(879,251)	(902,784)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$94,867	$69,451

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Operations
For the Years Ended September 30, 2015 and 2014

	Years Ended
	September 30, 2015	September 30, 2014

SALES	1,215,632	393,522

COST OF GOODS SOLD	912,404	283,224

GROSS PROFIT	303,228	110,298

OPERATING EXPENSES
Selling, general and administrative expenses	520,800	527,926
Depreciation and amortization expense	4,650	14,729

TOTAL OPERATING EXPENSES	525,450	542,655

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(222,222)	(432,357)

OTHER INCOME/(EXPENSES)
Gain on settlement of accounts payable	58,273	-
Penalties	(472)	(225)
Loss on sale of asset	-	(7,044)
Loan and commitment fees	(22,081)	-
Loss on conversion and change in value of derivative liability	(918,041)	(751,356)
Interest expense	(216,105)	(758,905)

TOTAL OTHER INCOME/(EXPENSES)	(1,098,426)	(1,517,530)

NET LOSS	$(1,320,648)	$(1,949,887)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	649,711,950	535,803,061

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Shareholders’ Deficit
For the Years Ended September 30, 2015 and 2014

						Stock Options/
					Additional	Warrants
	Preferred Stock		Common Stock		Paid-in	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total

Balance at September 30, 2013	5,000	$50	429,043,441	$29,175,261	$5,335,398	$3,811,700	$(39,115,035)	$(792,626)

Issuance of common stock for conversion of notes and interest	-	-	162,356,628	1,839,729	-	-	-	1,839,729

Net loss for the year ended September 30, 2014	-	-	-	-	-	-	(1,949,887)	(1,949,887)
Balance at September 30, 2014	5,000	50	591,400,069	31,014,990	5,335,398	3,811,700	(41,064,922)	(902,784)

Issuance of common stock for conversion of notes and interest	-	-	113,518,588	1,344,181	-	-	-	1,344,181

Net loss for the year ended September 30, 2015	-	-	-	-	-	-	(1,320,648)	(1,320,648)

Balance at September 30, 2015	5,000	$50	704,918,657	$32,359,171	$5,335,398	$3,811,700	$(42,385,570)	$(879,251)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Cash Flows

	Years Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,320,648)	$(1,949,887)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	4,650	14,729
Common stock issued for services and other expenses	-	47,035
Gain on settlement of accounts payable	(58,273)	-
Convertible notes issued for services	-	48,000
Commitment fees	22,080	-
(Gain)/loss on sale of asset	-	7,044
Loss on conversion and change in value of derivative liability	918,041	751,356
Amortization of debt discount and beneficial conversion feature recorded as interest expense	178,925	703,742
Change in Assets and Liabilities:
(Increase) Decrease in:
Cost in excess of billing	(6,661)	-
Prepaid expenses	4,527	7,419
Other assets	-	2,500
Increase (Decrease) in:
Accounts payable	7,277	(14,968)
Accrued expenses	38,014	4,662
Deferred revenue	5,000	10,000

NET CASH USED IN OPERATING ACTIVITIES	(207,068)	(368,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	62,633

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	62,633

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	235,000	318,000
Proceeds from related party promissory notes	61,000	45,000
Payment of related party notes	(61,000)	(45,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	235,000	318,000

NET DECREASE IN CASH	27,932	12,265

CASH, BEGINNING OF YEAR	50,838	38,573

CASH, END OF YEAR	$78,770	$50,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,953	$3,359
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Accrued interest capitalized into principal	$26,758	$-
Issuance of common stock upon conversion of debt	$1,344,181	$1,839,729
Debt discount recorded for derivative liability	$167,105	$323,554

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

1.     ORGANIZATION AND LINE OF BUSINESS

Organization
XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”).The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business
In the year ended September 30, 2015, the Company focused on marketing, sales, and delivery of commercial solar power systems as a licensed contractor in California. We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with solar PV technologies, the design requirements associated with the delivery of a solar power systems, and there is a market demand available for us to provide these services to.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2015. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2015, and 2014, were $4,650 and $14,729, respectively.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
Revenue and related costs on construction contracts are recognized using the  “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract, after the contract reaches 10% completion. No revenue is recognized until the percentage of completion reaches 10%. Costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, project planning and preparation, tools and repairs. All un-allocable indirect costs and corporate general and administrative costs are charged to operating expenses in the period incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

The Asset, “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2015, the costs in excess of billings balance was $6,661.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as any retentions, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

Contract Receivable
To the extent of available information, the Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information, and will record bad debts using the direct write-off method. Generally accepted accounting principles require the allowance method be used to reflect bad debts, however, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the year ended September 30, 2015 the Company did not experience costs related to warranty claims.

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

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

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

	For the years ended
	September 30,
	2015	2014

(Loss) to common shareholders (Numerator)	$(1,320,648)	$(1,949,887)

Basic and diluted weighted average number of common shares outstanding (Denominator)	649,711,950	535,803,061

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

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	Level 1	Level 2	Level 3

Liabilities

Derivative Liability	$622,201	$-	$-	$622,201
Convertible Promissory Notes, net of discount	227,418	-	-	227,418
Total liabilities measured at fair value	$849,619	$-	$-	$849,619

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

Liabilities

Derivative Liability	$546,280	$-	$-	$546,280
Convertible Promissory Notes, net of discount	251,095	-	-	251,095
Total liabilities measured at fair value	$797,375	$-	$-	$797,375

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value (See Note 5):

Balance as of September 30, 2013	$705,118
Fair value of derivative liabilities issued	707,398
Gain on fair value of converted debt	(1,386,296)
Net Loss on change in derivative liability	520,060

Balance as of September 30, 2014	546,280
Fair value of derivative liabilities issued	201,065
Gain on fair value of converted debt	(1,010,270)
Net Loss on change in derivative liability	885,126
Balance as of September 30, 2015	$622,201

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
Advertising expenses are expensed as incurred. Total advertising expenses were $22,253 and $7,501 for the years ended September 30, 2015, and 2014, respectively.

Recent Accounting Pronouncements
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

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

3.     CAPITAL STOCK

At September 30, 2015, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

3.     CAPITAL STOCK (Continued)

Preferred Stock
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

Common Stock
During the year ended September 30, 2015, the Company issued 110,585,255 shares of common stock upon conversion of promissory notes in the principal amount of $307,335, plus interest of $14,421 at prices ranging from $0.0023 to $0.0059 per share; issued 2,933,333 shares of common stock to a related party upon conversion of $12,000 in  principal, plus $1,200 in accrued interest. Total fair value of the shares was $1,344,181 which included writing off derivative liabilities of $1,010,270 and a gain of $1,045.

During the year ended September 30, 2014, the Company issued 162,356,628 shares of common stock upon conversion of convertible notes in the aggregate fair value of $1,839,729 at prices ranging between $0.0017 and $0.0077.

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

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

4.     STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

	9/30/2015		9/30/2014
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	7,000,000	$0.033	9,500,000	$0.066
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	(2,500,000)	$0.050	(2,500,000)	$0.160
Outstanding, end of the period	4,500,000	$0.024	7,000,000	$0.033
Exercisable at the end of the period	4,500,000	$0.017	6,000,000	$0.015
Weighted average fair value of options granted during the period		$-		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	3,000,000	3,000,000	0.47 years
$0.045	1,500,000	1,500,000	1.28 years
	4,500,000	4,500,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the years ended September 30, 2015 and 2014, respectively.

5.     CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note on October 1, 2014. The remaining principal balance of $203,496, plus interest of $26,758 and a commitment fee of $22,081 was combined in the extended new note for a balance of $252,335 as of October 1, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. On October 20, 2015, the Company entered into a third extension of the note with mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the year ended September 30, 2015, the Company issued 38,586,633 shares of common stock upon conversion of principal in the amount of $125,335, plus accrued interest of $2,426. The balance remaining at September 30, 2015 was $127,000, plus accrued interest of $15,240. As of September 30, 2015, the Company recognized interest expense of $17,666.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On April 25, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $100,000 plus accrued interest on any advanced principal funds. On April 28, 2014, and June 23, 2014 the lender advanced $50,000 to the Company under the Note, for an aggregate outstanding balance of $100,000. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the year ended September 30, 2015, the Company issued 35,325,699 shares of common stock upon conversion of principal in the amount of $100,000, plus accrued interest of $7,814. During the year ended September 30, 2015, the Company recognized debt amortization as interest expense in the amount of $76,401, with a remaining debt discount of $0.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $201,066 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through August 28, 2015, the lender advanced an additional $185,000 under the Note, and converted $82,000 of principal and $4,181 of accrued interest. The Company issued 36,672,923 shares in exchange for the conversions leaving an aggregate outstanding principal balance of $153,000 at September 30, 2015. During the year ended September 30, 2015, the Company recognized debt amortization as interest expense in the amount of $102,524, with a remaining debt discount of $64,582.

Issuance of Convertible Promissory Notes for Services to Related Party
On October 1, 2013, the Company issued unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 each to Board members Tom Anderson, Dr. Michael Russak (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014. The Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Notes mature on October 1, 2015, and each bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. The Company recognized interest expense in the amount of $2,400. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued. On March 23, 2015 the Company issued Dr. Russak 2,933,333 shares of common stock upon the full conversion of the Note. The note remaining has a balance of $12,000 in principal, plus accrued interest of $1,200 as of September 30, 2015.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.10% and 0.73%
Stock volatility factor	Between 71.53% and 213.40%
Months to Maturity	6 months to 2 years
Expected dividend yield	None

At September 30, 2015, the fair value of the derivative liability was $622,201.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) in the aggregate principal amount of up to $80,000 to a related party. During the year ended September 30, 2015, the Company received advances in the aggregate of $61,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. During the year ended September 30, 2015, the principal balance extended to the Company under Note was paid in full including accrued interest of $2,467 leaving a remaining balance of accrued interest of $1,525 at September 30, 2015.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

7.     INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Included in the balance at September 30, 2015, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2015, the Company did not recognize interest and penalties.

8.     DEFERRED TAX BENEFIT

At September 30, 2015, the Company had net operating loss carry-forwards of approximately $21,138,000 that may be offset against future taxable income from the year 2015 through 2036. No tax benefit has been reported in the September 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2015 and 2014 due to the following:

	9/30/2015	9/30/2014
Book Income	$(528,300)	$(779,950)
Nondeductible Stock Compensation	-	-
Nondeductible Other Expenses	50,200	109,960
Nondeductible Penalties	200	90
Loss on Settlement of Debt	403,700	491,280
Meals & Entertainment	500	360
Depreciation	1,300	(1,970)
Related Party Accrual	1,100
Valuation Allowance	71,300	180,230
Income Tax Expense	$-	$-

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

Net deferred tax assets consist of the following components as of September 30, 2015 and 2014:

	9/30/2015	9/30/2014
Deferred Tax Assets:
NOL Carryforward	$8,455,200	$8,387,100
Capital loss Carry-forward	2,913,800	2,916,600
R&D Carryforward	46,150	46,150
Related Party Accruals	1,090	-

Deferred Tax Liabilities:
Depreciation	(580)	(1,920)

Valuation Allowance	(11,415,660)	(11,347,930)
Net Deferred Tax Asset	$-	$-

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2015 AND 2014

9.   GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

On February 9, 2015 the Company and a vendor for services related to the Company’s prior efforts to commercialize thin film technologies, elected to settle an outstanding account payable with a balance owed of $108,172. Under the settlement agreement the parties agreed to settle the account for $49,900 consisting of an initial payment of $25,000, and the remaining balance within sixty days. At September 30, 2015 the balance of the settlement agreement was paid in full. This resulted in a gain on settlement of accounts payable of $58,273.

10.   SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has reported the following:

Effective October 21, 2015, the Company and the Holder of an Exchange Note with a maturity date of September 30, 2015 entered into a Third Extension and Amendment Agreement (“Agreement”), under which the maturity date was extended 18 months to March 30, 2017 for the remaining principal, interest, and costs totaling $143,033 at the time of the amendment. Under the Agreement the Company agreed to provide monthly payments of $10,000. The balance of terms remained unchanged.

On October 26, 2015 the Company received an advance of $10,000 under a 10% unsecured promissory note (the “Note”) issued on August 5, 2014 for the principal sum of up to principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services for the commercial solar PV systems that we sell and install.

On October 28, 2015, the Company received an advance in the amount of $50,000 under a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000.