Form 10-Q
period 2015-12-31
XSUNX INC
filed 2016-02-12
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2015

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

The number of shares of common stock issued and outstanding as of February 12, 2016 was 714,560,354.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.
CONDENSED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$73,357	$78,770
Accounts receivable	973	-
Cost in excess of billing	8,804	6,661
Prepaid expenses	19,278	4,171

Total Current Assets	102,412	89,602

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	35,853
Machinery & equipment	64,538	64,538
	94,380	100,391
Less accumulated depreciation	(89,919)	(95,126)

Net Property & Equipment	4,461	5,265

TOTAL ASSETS	$106,873	$94,867

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$87,488	$41,919
Credit card payable	24,126	41,707
Accrued expenses	4,956	3,787
Accrued interest on notes payable	14,871	22,086
Billing in excess of cost	38,227	-
Deferred revenue	-	15,000
Derivative liability	556,410	622,201
Promissory note, related party	10,000	-
Convertible promissory note, related party	12,000	-
Convertible promissory notes, net of $56,564 and $64,582 in discounts	269,469	227,418

Total Current Liabilities	1,017,547	974,118

TOTAL LIABILITIES	1,017,547	974,118

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 704,918,657 and 704,918,657 shares issued and outstanding, respectively	32,359,171	32,359,171
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,416,993)	(42,385,570)

TOTAL SHAREHOLDERS' DEFICIT	(910,674)	(879,251)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$106,873	$94,867

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014

SALES	203,229	243,208

COST OF GOODS SOLD	158,721	201,052

GROSS PROFIT	44,508	42,156

OPERATING EXPENSES
Selling, general and administrative expenses	124,702	134,408
Depreciation and amortization expense	805	925

TOTAL OPERATING EXPENSES	125,507	135,333

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(80,999)	(93,177)

OTHER INCOME/(EXPENSES)
Loss on commitment fees	-	(22,080)
Gain on sale of asset	1,000	-
Gain on conversion of debt and change in derivative liability	79,330	172,581
Interest expense	(30,754)	(34,202)

TOTAL OTHER INCOME/(EXPENSES)	49,576	116,299

NET INCOME (LOSS)	$(31,423)	$23,122

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	704,918,657	591,400,069
DILUTED	704,918,657	736,943,734

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$(31,423)	$23,122
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	804	925
Commitment fees	-	22,080
Gain on sale of asset	(1,000)	-
Gain on conversion of debt and change in derivative liability	(79,330)	(172,581)
Amortization of debt discount recorded as interest expense	21,557	20,839
	-
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(973)	(8,148)
Cost in excess of billing	(2,143)	-
Prepaid expenses	(15,108)	(8,727)
Increase (Decrease) in:
Accounts payable	27,988	65,171
Accrued expenses	9,988	29,833
Billing in excess of cost	38,227	-
Deferred revenue	(15,000)	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	(46,413)	(37,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	50,000	50,000
Payments on convertible promissory notes	(20,000)	-
Proceeds from related party promissory notes	10,000	36,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	86,000

NET INCREASE (DECREASE) IN CASH	(5,413)	48,514

CASH, BEGINNING OF YEAR	78,770	50,838

CASH, END OF YEAR	$73,357	$99,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$377	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2015

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2015.

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

Revenue Recognition
Revenue and related costs on construction contracts  are recognized  using the  “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract, after the contract reaches 10% completion. No revenue is recognized until the percentage of completion reaches 10%. Costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, project planning and preparation, tools and repairs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

The Asset, “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2015, the cost in excess of billings balance was $8,804 and billing in excess of costs was $38,227.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the three months ended December 31, 2015 the Company did not experience costs related to warranty claims.

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative Liability	$556,410	$-	$-	$556,410
Convertible Promissory Notes, net of discount	281,469	-	-	281,469
Total liabilities measured at fair value	$837,879	$-	$-	$837,879

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of October 1, 2015	$622,201
Fair value of derivative liabilities issued	13,539
Net Gain on conversion and change in derivative liability	(79,330)
Ending balance as of December 31, 2015	$556,410

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

During the three months ended December 31, 2015, the Company did not issue common stock.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2015

4.     STOCK OPTIONS (Continued)

A summary of the Company’s stock option activity and related information follows:

12/31/2015
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,500,000	$0.024
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of the period	4,500,000	$0.024
Exercisable at the end of the period	4,500,000	$0.024
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	3,000,000	3,000,000	0.22 years
$0.045	1,500,000	1,500,000	1.03 years
	4,500,000	4,500,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the three months ended December 31, 2015.

5.     CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note on October 1, 2014. The remaining principal balance of $203,496, plus interest of $26,758 and a commitment fee of $22,081 was combined in the extended new note for a balance of $252,335 as of October 1, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. On October 20, 2015, the Company entered into a third extension of the note with mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The note bears interest at 10% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the period the Company paid $20,000 of the principal balance, leaving a remaining balance of $123,033.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $201,066 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through October 27, 2015, the lender advanced an additional $235,000 under the Note. As of December 31, 2015, there remains an aggregate outstanding principal balance of $235,000. During the three months ended December 31, 2015, the Company recognized debt amortization as interest expense in the amount of $21,557.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2015

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

Issuance of Convertible Promissory Notes for Services to Related Party
As of December 31, 2015, there remained one unsecured Convertible Promissory Note (the “Note”) in the amount of $12,000 to a Board member (the “Holder”) issued in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.10% and 1.06%
Stock volatility factor	Between 71.53% and 256.58%
Months to Maturity	6 months to 2 years
Expected dividend yield	None

At December 31, 2015, the fair value of the derivative liability was $556,410.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000 plus accrued interest on any advanced principal funds. During the period ended December 31, 2015, the Company received advances in the aggregate of $10,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. The balance as of December 31, 2015 was $10,000.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has determined there are no events to be reported.

On February 4, 2016, the Company received an advance in the amount of $25,000 under a 10% unsecured promissory note (the “Note”) issued on August 5, 2014 for the principal sum of up to principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services in advance of receiving payment for the commercial solar PV systems that we sell and install.

On January 18, 2016 (the “Resignation Date”) due to having been acquired by Haynie & Company HJ Associates & Consultants, LLP resigned as the independent registered public accounting firm for XsunX, Inc. (the “Company”). Effective as of January 25, 2016, the board of directors of the Registrant unanimously approved the engagement of Haynie & Company, Salt Lake City, Utah, (“HC”) as its principal independent registered public accounting firm to audit the Registrant’s financial statements. The Registrant did not consult HC on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging HC.

On February 11, 2016, the Company authorized the issuance of 9,641,697 shares of common stock upon the conversion of $18,000 of principal, and $1,765 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

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

The Company has developed a highly skilled team of qualified engineering and specialty contractors with extensive commercial and residential solar experience necessary to service the diverse conditions that can be encountered in the design and installation of PV, and energy saving technologies. The company couples this superior design and delivery capability with factory direct pricing, and zero down financing options to provide our clients with energy saving solutions that can quickly pay for themselves.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended December 31, 2015 and 2014 of $203,229 and $243,208 respectively. The decrease in revenue during the three months ended December 31, 2015 was due to the delay in issuance by a local building authority of a permit which resulted in the delay of project progress on contracted sales and billable revenues in the sale of commercial solar PV systems. The costs of goods sold for the three months ended December 31, 2015 and 2014 was $158,721 and $201,052, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $9,706 during the three months ended December 31, 2015 to $124,702 as compared to $134,408 for the three months ended December 31, 2014. The decrease in SG&A expenses was related primarily to a decrease in public relations of $7,763, with an overall decrease in other SG&A expenses of $1,943 resulting from the Company’s change in business and other expenses during the Company’s efforts in marketing and sales of solar PV systems. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) decreased by $66,723 to $49,576 for the three months ended December 31, 2015, compared to $116,299 for the three months ended December 31, 2014. The decrease was the result of a decrease in interest expense of $3,448 which included an increase in non-cash loss in amortization of debt discount in the amount of $718, with an decrease in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $93,251, a decrease in loss on commitment fees of $22,080, with an increase in gain on sale of asset of $1,000.

Net Income (Loss):

For the three months ended December 31, 2015, our net loss was $(31,423) as compared to a net income of $23,122 for the three months ended December 31, 2014. This increase in net loss primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an decrease in cost of sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2015 of $915,135, as compared to a working capital deficit of $884,516 as of September 30, 2015. The increase of $30,619 in working capital deficit was the result of a decrease in cash, deferred income, derivative liability, and accrued expenses, with an increase in accounts receivable, prepaid expenses, accounts payable, note payable and convertible notes.

Cash flow used by operating activities was $46,413 for the three months ended December 31, 2015, as compared to cash flow used by operating activities of $37,486 for the three months ended December 31, 2014. The increase in cash flow used by operating activities was primarily due to accounts receivable, cost in excess of billing, prepaid expenses, accounts payable, accrued expenses, billing in excess of cost, with an decrease in deferred income .

Cash flow used by investing activities was for the three months ended December 31, 2015 and 2014 were $1,000 and $0, respectively. The net change in investing activities was primarily due to proceeds received of $1,000 from the sale of certain assets in the current period.

Cash provided by financing activities for the three months ended December 31, 2015 was $40,000, as compared to $86,000 for the three months ended December 31, 2014. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern as of December 31, 2015. Our independent registered public accounting firm has issued their report dated January 8, 2016, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2015, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of debt proceeds totaling $60,000, and (iii) revenues in the amount of $203,229.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of December 31, 2015 was effective.    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.

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

On October 26, 2015 and February 4, 2016, the Company received an advance of $10,000 and $25,000 under a 10% unsecured promissory note (the “Note”) issued on August 5, 2014 for the principal sum of up to principal amount of up to $80,000 to a related party. The principal use of proceeds from any advance under the Note are intended to assist in the purchase of materials and services in advance of receiving payment for the commercial solar PV systems that we sell and install.

On October 28, 2015, the Company received an advance in the amount of $50,000 under a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000.

On January 18, 2016 (the “Resignation Date”) due to having been acquired by Haynie & Company HJ Associates & Consultants, LLP resigned as the independent registered public accounting firm for XsunX, Inc. (the “Company”). Effective as of January 25, 2016, the board of directors of the Registrant unanimously approved the engagement of Haynie & Company, Salt Lake City, Utah, (“HC”) as its principal independent registered public accounting firm to audit the Registrant’s financial statements. The Registrant did not consult HC on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging HC.

On February 11, 2016, the Company authorized the issuance of 9,641,697 shares of common stock upon the conversion of $18,000 of principal, and $1,765 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (1)
10.2	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (2)
10.3	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (3)
10.4	Form 8-K related to the resignation of HJ & Associates and the engagement of Haynie & Company as the independent registered public accounting firm for XsunX, Inc. (4)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema Document(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (5)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 18, 2016.
(5)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 12, 2016	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer