Form 10-Q
period 2016-03-31
XSUNX INC
filed 2016-05-16
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2016

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

The number of shares of common stock issued and outstanding as of May 16, 2016 was 729,872,378.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.
CONDENSED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$63,897	$78,770
Accounts receivable	91,578	-
Cost and estimated earnings in excess of billing	-	6,661
Prepaid expenses	13,570	4,171

Total Current Assets	169,045	89,602

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	35,853
Machinery & equipment	626	64,538
	30,468	100,391
Less accumulated depreciation	(29,868)	(95,126)

Net Property & Equipment	600	5,265

TOTAL ASSETS	$169,645	$94,867

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$116,008	$41,919
Credit card payable	53,017	41,707
Accrued expenses	2,599	3,787
Accrued interest on notes payable	18,638	22,086
Deferred revenue	-	15,000
Derivative liability	341,349	622,201
Promissory note, related party	35,000	-
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, net of $33,951 and $64,582 in discounts	219,082	215,418

Total Current Liabilities	797,693	974,118

TOTAL LIABILITIES	797,693	974,118

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 729,872,377 and 704,918,657 shares issued and outstanding, respectively	32,481,332	32,359,171
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,256,528)	(42,385,570)

TOTAL SHAREHOLDERS' DEFICIT	(628,048)	(879,251)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$169,645	$94,867

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

SALES	372,718	374,549	575,948	617,757

COST OF GOODS SOLD	204,974	313,671	363,695	514,723

GROSS PROFIT	167,744	60,878	212,253	103,034

OPERATING EXPENSES
Selling, general and administrative expenses	127,059	129,534	251,761	263,943
Depreciation and amortization expense	736	1,319	1,541	2,243

TOTAL OPERATING EXPENSES	127,795	130,853	253,302	266,186

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	39,949	(69,975)	(41,049)	(163,152)

OTHER INCOME (EXPENSES)
Penalties	(222)	(472)	(222)	(472)
Loss on commitment fees	-	-	-	(22,080)
Gain on forgiveness of debt	-	58,273	-	58,273
Gain on sale of asset	11,249	-	12,249	-
Gain on conversion of debt and change in derivative liability	140,227	(762,622)	219,557	(590,042)
Interest expense	(30,740)	(82,089)	(61,493)	(116,289)

TOTAL OTHER INCOME (EXPENSES)	120,514	(786,910)	170,091	(670,610)

NET INCOME (LOSS)	$160,463	$(856,885)	$129,042	$(833,762)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	711,892,631	633,858,136	708,386,589	612,395,816
DILUTED	811,358,293	633,858,136	807,852,251	612,395,816

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total

Balance at September 30, 2015	5,000	$50	704,918,657	$32,359,171	$5,335,398	$3,811,700	$(42,385,570)	$(879,251)

Common stock issued upon conversion of debt and accrued interest	-	-	24,953,720	122,161	-	-	-	122,161

Net income for the six months ended March 31, 2016	-	-	-	-	-	-	129,042	129,042

Balance at March 31, 2016 (unaudited)	5,000	$50	729,872,377	$32,481,332	$5,335,398	$3,811,700	$(42,256,528)	$(628,048)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,042	$(833,762)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation & amortization	1,541	2,243
Commitment fees	-	22,080
Loss on sale of asset	(12,249)	-
Gain on forgiveness of debt	-	(58,273)
(Gain) Loss on conversion of debt and change in derivative liability	(219,557)	590,042
Amortization of debt discount recorded as interest expense	44,170	92,983
	-
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(91,578)	(20,370)
Cost in excess of billing	6,661	-
Prepaid expenses	(9,399)	(3,413)
Increase (Decrease) in:
Accounts payable	85,398	3,317
Accrued expenses	15,724	27,042
Deferred revenue	(15,000)	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	(65,247)	(188,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(626)	-
Proceeds from sale of assets	16,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,374	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	50,000	125,000
Payments on convertible promissory notes	(50,000)	-
Proceeds from related party promissory notes	35,000	36,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	161,000

NET DECREASE IN CASH	(14,873)	(27,111)

CASH, BEGINNING OF PERIOD	78,770	50,838

CASH, END OF PERIOD	$63,897	$23,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$410	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$122,161	$1,010,117
Derivative liability extinguishment	$75,316	$741,352
Debt discount on new issuances	$13,539	$157,550
Accrued interest capitalized into convertible notes	$16,033	$22,139

The accompanying notes are an integral part of these financial statements
.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2016

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2015.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, fair value of derivative liabilities, and the fair value of stock options. Actual results could differ from those estimates.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2016

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Asset, “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2016, 100% of the contracts were completed.

Contract Receivables
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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will assess potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the six months ended March 31, 2016 the Company did not experience costs related to warranty claims.

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

The diluted earnings per share included the 99,465,662 shares of common stock issuable from convertible debt of $265,033 for the three months ended March 31, 2016.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2016

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  March 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$341,349	$-	$-	$341,349
Convertible Promissory Notes, net of discount	$219,082	$-	$-	$219,082
Total Liabilities measured at fair value	$560,431	$-	$-	$560,431

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of October 1, 2015	$622,201
Fair value of derivative liabilities issued	13,539
Net Gain on change in derivative liability	(294,391)
Ending balance as of March 31, 2016	$341,349

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

At March 31, 2016, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2016, the Company issued 24,953,721 shares of common stock upon conversion of principal in the amount of $43,000, plus accrued interest of $4,327 and recognized loss upon conversion of the note in the amount of $74,834.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2016

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

A summary of the Company’s stock option activity and related information follows:
	3/31/2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,500,000	$0.024
Granted	-	-
Exercised	-	-
Expired	(3,000,000)	-
Outstanding, end of the period	1,500,000	$0.045
Exercisable at the end of the period	1,500,000	$0.045
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.045	1,500,000	1,500,000	0.78 years
	1,500,000	1,500,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the six months ended March 31, 2016.

5.	CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note. The remaining principal balance of $203,496, plus interest of $26,758 and a commitment fee of $22,081 was combined in the extended new note for a balance of $252,335 as of October 1, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. On October 20, 2015, the Company entered into a third extension of the note with mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the period the Company paid $50,000 of the principal balance, leaving a remaining balance of $93,033.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2016

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $201,066 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through October 27, 2015, the lender advanced an additional $235,000 under the Note. As of March 31, 2016, there remains an aggregate outstanding principal balance of $160,000. During the six months ended March 31, 2016, the Company recognized debt amortization as interest expense in the amount of $44,170.

Issuance of Convertible Promissory Notes for Services to Related Party
As of March 31, 2016, the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.10% and 1.06%
Stock volatility factor	Between 61.10% and 256.58%
Months to Maturity	6 months to 2 years
Expected dividend yield	None

At March 31, 2016, the fair value of the derivative liability was $341,349.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. During the six months ended March 31, 2016, the Company received advances in the aggregate of $35,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. The balance as of March 31, 2016 was $35,000.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following events to be reported:

On April 11, 2016, the Company received an advance in the amount of $50,000 under a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to principal amount of up to $400,000.

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

We have historically focused our operations toward commercial rooftop solar power sales. In the second half of 2015 period we began to expand our marketing efforts to include residential sales efforts, however an area in which we believe we can establish distinct marketing and sales advantages is through the sale and delivery of commercial solar carport and canopy systems.

While we believe that the commercial and residential rooftop solar will continue to offer sales growth opportunities, non-residential solar carport and canopy systems can, in many instances, provide us the opportunity to offer customers larger project sizing, greater electricity savings, and the ability to differentiate XsunX from competitors.

In the 2015 period we began to establish the capabilities to design, directly source all of the major system components, and deliver solar carport systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This has allowed us to reduce our solar canopy structure installation costs by approximate 35%, and the overall PV system cost by approximately 15% which, we believe, provides us with a distinct pricing advantage for solar carports and canopies within the greater Southern California markets that we serve.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended March 31, 2016 and 2015 of $372,718 and $374,549 respectively. The decrease in revenue during the three months ended March 31, 2016 was a result of having focused our resources during the period into the development of our ability to deliver solar carport and canopy systems directly without the need for specialty third party contractors. We believe that the refocusing of resources into this area during the period has provided us with a distinct pricing advantage for solar carports and canopies that will improve our ability to market these products and services, and to generate revenues, in future periods. The costs of goods sold for the three months ended March 31, 2016 and 2015 was $204,974 and $313,671, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $2,475 during the three months ended March 31, 2016 to $127,059 as compared to $129,534 for the three months ended March 31, 2015. The decrease in SG&A expenses was related primarily due to the Company having focused its marketing and sales resources during the period into the development of our ability to deliver solar carport and canopy systems directly without the need for specialty third party contractors. We believe that the refocusing of resources into this area during the period has provided us with a distinct pricing advantage for solar carports and canopies that will improve our ability to market these products and services, and to generate revenues, in future periods. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) increased by $907,424 to $120,514 for the three months ended March 31, 2016, compared to $(786,910) for the three months ended March 31, 2015. The decrease was the result of a decrease in interest expense of $51,349, which included a decrease in non-cash amortization of debt discount in the amount of $49,530, a decrease in gain on forgiveness of debt of $58,273, and a decrease in penalties of $250, with an increase in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $902,849, and an increase in gain on sale of asset of $11,249.

Net Income (Loss):

For the three months ended March 31, 2016, our net income was $160,463 as compared to a net loss of $(856,885) for the three months ended March 31, 2015. This decrease in net loss primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an decrease in cost of sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2016 COMPARED TO SIX MONTHS ENDED MARCH 31, 2015.

 Revenue and Cost of Sales:

The Company generated revenues in the six months ended March 31, 2016 and 2015 of $575,948 and $617,757 respectively. The decrease in revenue during the six months ended March 31, 2016 was a result of having focused our resources during the period into the development of our ability to deliver solar carport and canopy systems directly without the need for specialty third party contractors. We believe that the refocusing of resources into this area during the period has provided us with a distinct pricing advantage for solar carports and canopies that will improve our ability to market these products and services, and to generate revenues, in future periods. The costs of goods sold for the six months ended March 31, 2016 and 2015 was $363,695 and $514,723, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $12,182 during the six months ended March 31, 2016 to $251,761 as compared to $263,943 for the six months ended March 31, 2015. The decrease in SG&A expenses was related primarily   resulting from the Company having focused its marketing and sales resources during the period into the development of our ability to deliver solar carport and canopy systems directly without the need for specialty third party contractors. We believe that the refocusing of resources into this area during the period has provided us with a distinct pricing advantage for solar carports and canopies that will improve our ability to market these products and services, and to generate revenues, in future periods.  Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) increased by $840,701 to $170,091 for the six months ended March 31, 2016, compared to $(670,610) for the six months ended March 31, 2016. The decrease was the result of a decrease in interest expense of $54,796, which included a decrease in non-cash amortization of debt discount in the amount of $48,812, a decrease in loss on commitment fees of $22,080, a decrease in gain on forgiveness of debt of $58,273, and a decrease in penalties of $250, with an increase in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $809,599, and an increase in gain on sale of asset of $12,249.

Net Income (Loss):

For the six months ended March 31, 2016, our net income was $129,042 as compared to a net loss of $(833,762) for the six months ended March 31, 2015. This decrease in net loss primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an decrease in cost of sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

 Liquidity and Capital Resources

We had a working capital deficit at March 31, 2016 of $628,648, as compared to a working capital deficit of $884,516 as of September 30, 2015. The decrease of $255,868 in working capital deficit was the result of a decrease in cash, deferred income, derivative liability, and accrued expenses, with an increase in accounts receivable, cost in excess of billing, prepaid expenses, accounts payable and other payable, an increase in billing in excess of cost, notes payable and convertible notes.

Cash flow used by operating activities was $65,247 for the six months ended March 31, 2016, as compared to cash flow used by operating activities of $188,111 for the six months ended March 31, 2015. The decrease in cash flow used by operating activities was due to a decrease in net loss primarily due to the decrease in cost of goods sold.

Cash flow provided by investing activities for the six months ended March 31, 2016 and 2015 were $15,374 and $0, respectively. The net change in investing activities was primarily due to proceeds received of $16,000 from the sale of certain assets in the current period, with an offset of the purchase of fixed assets.

Cash provided by financing activities for the six months ended March 31, 2016 was $35,000, as compared to $161,000 for the six months ended March 31, 2015. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of March 31, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated January 8, 2016, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2016, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of debt proceeds totaling $50,000, and (iii) revenues in the amount of $575,948.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of March 31, 2016 was effective.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As a result of what was determined to be ineffective internal controls related to our closing process for account reconciliations as of September 30, 2015 we have made changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended March 31, 2016.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company issued 24,953,721 shares of common stock upon partial conversion of a convertible note in principal in the amount of $43,000, plus the accrued interest of $4,327.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to expand operations to include the sale, design, and installation of solar electric PV systems, and in the day-to-day operations of the Company, and to pay the accrued liabilities associated with these operations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On April 11, 2016 the Company received an advance in the amount of $50,000 under a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000.

On February 11, 2016, the Company authorized the issuance of 9,641,697 shares of common stock upon the conversion of $18,000 of principal, and $1,765 of accrued interest, and on March 27, 2016 the Company authorized the issuance of 15,312,024 shares of common stock upon the conversion of $25,000 of principal, and $2,562 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

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

XSUNX, INC.

Dated: May 16, 2016	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer