Form 10-Q
period 2016-06-30
XSUNX INC
filed 2016-08-15
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2016

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

The number of shares of common stock issued and outstanding as of August 15, 2016 was 783,080,479.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
XSUNX, INC.
CONDENSED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$33,843	$78,770
Accounts receivable	20,000	-
Cost in excess of billing	-	6,661
Prepaid expenses	7,882	4,171

Total Current Assets	61,725	89,602

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	35,853
Machinery & equipment	626	64,538
	30,468	100,391
Less accumulated depreciation	(29,925)	(95,126)

Net Property & Equipment	543	5,265

TOTAL ASSETS	$62,268	$94,867

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$49,973	$41,919
Credit card payable	40,238	41,707
Accrued expenses	4,607	3,787
Accrued interest on notes payable	21,069	22,086
Billing in excess of cost	26,137	-
Deferred revenue	-	15,000
Derivative liability	400,560	622,201
Promissory note, related party	35,000	-
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, net of $19,110 and $64,582 in discounts	239,924	215,418

Total Current Liabilities	829,508	974,118

TOTAL LIABILITIES	829,508	974,118

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 758,789,703 and 704,918,657 shares issued and outstanding, respectively	32,582,542	32,359,171
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,496,930)	(42,385,570)

TOTAL SHAREHOLDERS' DEFICIT	(767,240)	(879,251)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$62,268	$94,867

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

SALES	$52,813	$320,038	$628,761	$937,795

COST OF GOODS SOLD	37,182	241,676	400,877	756,398

GROSS PROFIT	15,631	78,362	227,884	181,397

OPERATING EXPENSES
Selling, general and administrative expenses	122,282	125,014	374,044	388,959
Depreciation and amortization expense	57	1,387	1,598	3,630

TOTAL OPERATING EXPENSES	122,339	126,401	375,642	392,589

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(106,708)	(48,039)	(147,758)	(211,192)

OTHER INCOME/(EXPENSES)
Penalties	-	-	(222)	(472)
Loss on commitment fees	-	-	-	(22,080)
Gain on forgiveness of debt	-	-	-	58,273
Gain on sale of asset	-	-	12,249	-
Gain(Loss) on conversion of debt and change in derivative liability	(109,454)	41,928	110,103	(548,113)
Interest expense	(24,239)	(58,036)	(85,732)	(174,325)

TOTAL OTHER INCOME/(EXPENSES)	(133,693)	(16,108)	36,398	(686,717)

NET LOSS	$(240,401)	$(64,147)	$(111,360)	$(897,909)

BASIC AND DILUTED EARNING (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	743,854,380	677,821,451	727,873,505	591,695,819

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total

Balance at September 30, 2015	5,000	$50	704,918,657	$32,359,171	$5,335,398	$3,811,700	$(42,385,570)	$(879,251)

Common stock issued upon conversion of debt and accrued interest	-	-	53,871,046	223,371	-	-	-	223,371

Net loss for the nine months ended June 30, 2016	-	-	-	-	-	-	(111,360)	(111,360)
Balance at June 30, 2016 (unaudited)	5,000	$50	758,789,703	$32,582,542	$5,335,398	$3,811,700	$(42,496,930)	$(767,240)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,360)	$(897,909)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	1,598	3,630
Commitment fees	-	22,080
Gain on sale of asset	(12,249)	-
Gain on forgiveness of debt	-	(58,273)
(Gain) Loss on conversion of debt and change in derivative liability	(110,103)	548,113
Amortization of debt discount recorded as interest expense	60,819	143,281
	-
Change in operating assets:
(Increase) Decrease in:
Accounts receivable	(20,000)	(20,250)
Cost in excess of billing	6,661	-
Prepaid expenses	(3,710)	1,310
Increase (Decrease) in operating liabilities:
Accounts payable	6,584	(573)
Accrued expenses	25,322	34,648
Billing in excess of cost	26,137	-
Deferred revenue	(15,000)	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	(145,301)	(233,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(626)	-
Proceeds from sale of assets	16,000	-

NET CASH PROVIDED IN INVESTING ACTIVITIES	15,374	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	130,000	155,000
Payments on convertible promissory notes	(80,000)	-
Proceeds from related party promissory notes	35,000	61,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	85,000	216,000

NET DECREASE IN CASH	(44,927)	(17,943)

CASH, BEGINNING OF PERIOD	78,770	50,838

CASH, END OF PERIOD	$33,843	$32,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$410	$39
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$223,372	$301,281
Derivative liability extinguishment	$129,141	$921,098
Debt discount on new issuances	$15,347	$-
Accrued interest on capitalized into principal	$16,033	$-

The accompanying notes are an integral part of these financial statements
.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2016

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2015.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the nine months ended June 30, 2016. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, the fair value of stock options, and derivatives related to convertible debt. Actual results could differ from those estimates.

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
JUNE 30, 2016

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Asset, “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2016, the billing in excess of costs was $26,137.

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the nine months ended June 30, 2016 the Company did not experience costs related to warranty claims.

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

Basic and Diluted Net Income (Loss) per Share Calculations
Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, and convertible notes were used in the calculation of the income (loss) per share.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2016

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$400,560	$-	$-	$400,560
Convertible Promissory Notes, net of discount	$239,924	$-	$-	$239,924
Total Liabilities measured at fair value	$640,484	$-	$-	$640,484

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of October 1, 2015	$622,201
Fair value of derivative liabilities issued	15,347
Net Gain on change in derivative liability	(236,988)
Ending balance as of June 30, 2016	$400,560

Recent Accounting Pronouncements
On May 9, 2016, FASB issued ASU 2016-12, an amendment to “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients”. The amendment in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

At June30, 2016, the Company's authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the nine months ended June 30, 2016, the Company issued 53,871,046 shares of common stock upon conversion of principal in the amount of $87,000, plus accrued interest of $9,486 and recognized loss upon conversion of the note in the amount of $126,885.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2016

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

A summary of the Company’s stock option activity and related information follows:

	6/30/2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	4,500,000	$0.024
Granted	-	-
Exercised	-	-
Expired	(3,000,000)	0.014
Outstanding, end of the period	1,500,000	$0.045
Exercisable at the end of the period	1,500,000	$0.045
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.045	1,500,000	1,500,000	0.53 years
	1,500,000	1,500,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the nine months ended June 30, 2016.

5.	CONVERTIBLE PROMISSORY NOTES

On October 1, 2014, the Company entered into an extension of a 12% unsecured convertible promissory note (the "12% Note") having a remaining principal balance of $252,335, and a maturity date of September 30, 2015. On October 20, 2015, the 12% Note had a remaining principal balance of $143,033, and the Company and the holder entered into a third extension of the 12% Note providing for a new maturity date of March 30, 2017, and requiring payments of $10,000 per month beginning November 1, 2015 until the such time that the 12% Note is paid in full. The note bears interest at 12% annum, and may be converted by the Holder into shares of common stock of the Company at  60% of the lowest volume weighted average price ("VWAP") occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the nine month period ended June 30, 2016 the Company paid $80,000 of the principal balance, leaving a remaining balance of $63,033.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2016

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $201,066 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through June 30, 2016, the lender advanced an additional $315,000 under the Note. As of June 30, 2016, there remains an aggregate outstanding principal balance of $116,000. During the nine months ended June 30, 2016, the Company recognized debt amortization as interest expense in the amount of $60,735.

Issuance of Convertible Promissory Notes for Services to Related Party

As of June 30, 2016, the remaining unsecured Convertible Promissory Note (the “Note”) was $12,000, entered into with a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

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

At June 30, 2016, the fair value of the derivative liability was $400,560.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. During the nine months ended June 30, 2016, the Company received advances in the aggregate of $35,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures three months from each advance. The balance as of June 30, 2016 was $35,000, plus accrued interest of $1,689.

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following events to be reported:

On August 3, 2016 XsunX, Inc. (the “Company”) authorized the issuance of 24,290,776 shares of common stock upon the conversion of $16,000 of principal, and $2,218.08 of accrued interest to the holder of a 10% convertible note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.
.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended June 30, 2016 and 2015 of $52,813 and $320,038 respectively. The decrease in revenue during the three months ended June 30, 2016 was primarily due to projects in the planning stage not having reached 10% completion required to recognize revenues under the Company's revenue recognition policy, and the use of sales resources to develop a cross marketing affiliate sales program and in the development of marketing efforts for the sale of our newly launched solar carport and canopy offerings. The costs of goods sold for the three months ended June 30, 2016 and 2015 was $37,182 and $241,676, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company's capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $2,732 during the three months ended June 30, 2016 to $122,282 as compared to $125,014 for the three months ended June 30, 2015. The decrease in SG&A expenses was related primarily due to the Company experiencing a reduction to the administrative costs associated with the delivery of sold projects. Management anticipates SG&A expenses may increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) increased by $(117,585) to $(133,693) for the three months ended June 30, 2016, compared to $(16,108) for the three months ended June 30, 2015. The decrease was the result of a decrease in interest expense of $33,797, which included a decrease in non-cash amortization of debt discount in the amount of $33,650, a decrease in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $151,383.

Net Income (Loss):

For the three months ended June 30, 2016, our net loss was $(240,401) as compared to a net loss of $(64,147) for the three months ended June 30, 2015. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with a decrease in gross profit due to an decrease in revenue. While management is working to increase sales and revenues as it matures the scope of the Company's capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2016 COMPARED TO NINE MONTHS ENDED JUNE 30, 2015.

Revenue and Cost of Sales:

The Company generated revenues in the nine months ended June 30, 2016 and 2015 of $628,761 and $937,795 respectively. The decrease in revenue during the nine months ended June 30, 2016 primarily due to projects in the planning stage not having reached 10% completion required to recognize revenues under the Company's revenue recognition policy, and the use of sales resources to develop a cross marketing affiliate sales program and in the development of marketing efforts for the sale of our newly launched solar carport and canopy offerings.  The costs of goods sold for the nine months ended June 30, 2016 and 2015 was $400,877 and $756,398, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company's capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $14,915 during the nine months ended June 30, 2016 to $374,044 as compared to $388,959 for the nine months ended June 30, 2015. The decrease in SG&A expenses was related primarily due to the Company experiencing a reduction to the administrative costs associated with the delivery of sold projects. Management anticipates that SG&A expenses may increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) decreased by $(723,115) to $36,398 for the nine months ended June 30, 2016, compared to $(686,717) for the nine months ended June 30, 2016. The decrease was the result of a decrease in interest expense of $88,593, which included a decrease in non-cash amortization of debt discount in the amount of $82,462, a decrease in loss on commitment fees of $22,080, a decrease in gain on forgiveness of debt of $58,273, and a decrease in penalties of $250, with an increase in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $658,216, and an increase in gain on sale of asset of $12,249.

Net Income (Loss):

For the nine months ended June 30, 2016, our net loss was $(111,360) as compared to a net loss of $(897,909) for the nine months ended June 30, 2015. This decrease in net loss primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an decrease in cost of sales. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial solar PV systems, the Company anticipates the trend of losses may continue in future periods until the Company can recognize sales of significance of which there is no assurance.

 Liquidity and Capital Resources

We had a working capital deficit at June 30, 2016 of $767,782, as compared to a working capital deficit of $884,516 as of September 30, 2015. The decrease of $116,733 in working capital deficit was the result of a decrease in cash, cost in excess of billing, accrued expenses, deferred income, and derivative liability, with an increase in accounts receivable, prepaid expenses, accounts payable and other payable, an increase in billing in excess of cost, notes payable and convertible notes.

Cash flow used by operating activities was $(145,301) for the nine months ended June 30, 2016, as compared to cash flow used by operating activities of $(233,943) for the nine months ended June 30, 2015. The decrease in cash flow used by operating activities was due to a decrease in net loss primarily due to the decrease in selling, general and administrative expenses.

Cash flow provided by investing activities for the nine months ended June 30, 2016 and 2015 were $15,374 and $0, respectively. The net change in investing activities was primarily due to proceeds received of $16,000 from the sale of certain assets in the current period, with an offset of the purchase of fixed assets.

Cash provided by financing activities for the nine months ended June 30, 2016 was $85,000, as compared to $216,000 for the nine months ended June 30, 2015. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated January 8, 2016, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial and residential solar power systems and, to date, we have not generated revenues sufficient to wholly fund operations.  Our ability to continue as a going concern ultimately is dependent on our ability to generate revenues. However, these operational plans may continue to be dependent upon our ability to obtain additional equity or debt financing as we work to achieve profitable operations of which there is no assurance. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2016, the Company's capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) the sale of debt proceeds totaling $130,000, and (iii) revenues in the amount of $628,701.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of June 30, 2016 was effective.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As a result of what was determined to be ineffective internal controls related to our closing process for account reconciliations as of September 30, 2015 we have made changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended June 30, 2016.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company issued 28,917,325 shares of common stock upon partial conversion of a convertible notes in principal in the amount of $44,000, plus the accrued interest of $5,159.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On August 3, 2016 XsunX, Inc. (the “Company”) authorized the issuance of 24,290,776 shares of common stock upon the conversion of $16,000 of principal, and $2,218 of accrued interest to the holder of a 10% convertible note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (1)
10.2	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (2)
10.3	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (3)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (4)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (4)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(4)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 15, 2016	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer