Form 10-K
period 2016-09-30
XSUNX INC
filed 2016-12-14
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

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

As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,124,899 based on the closing price as reported on the OTC Markets.

As of December 14, 2016, there were 889,331,125 shares of the registrant’s company common voting stock outstanding.

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

Business Overview/Summary

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), and energy saving technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar energy a good investment for our clients is our mission.

We service the commercial and residential PV markets in California providing project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full time project management and licensed assembly crews ensure a seamless process, from start to finish.

The Company operates as licensed contractor in California, and our executive management provides over 30 years of extensive experience in all aspects of construction and project assembly to ensure the accuracy and quality of systems, the continued integrity of the improved building or site, and compliance with all construction codes.

We guide our performance by striving to deliver consistently on the following core objectives:

● Commitment – to keeping the customer’s best interests at the forefront at all times; and,

● Value – through a focus on performance and follow through that meets or exceeds customer expectations.

Recent Developments

In the 2016 period we began to focus our marketing efforts on the sale and delivery of commercial solar carport, truckport, and covered storage canopy systems. While we believe that commercial and residential rooftop solar will continue to offer sales growth opportunities, non-residential solar canopy systems can, in many instances, provide the opportunity to offer customers diverse installation options, larger project sizing, greater electricity savings, and the ability to differentiate XsunX from competitors.

To support a competitive advantage in the solar canopy market we have established in-house capabilities to design, directly source all of the major system components, and deliver solar canopy systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This has allowed us to reduce our solar canopy structure installation costs by approximate 35%, and this savings in turn provides us with an average overall PV system cost reduction of approximately 15% which, we believe, provides us with a distinct pricing advantage for solar canopies within the California markets that we serve.

We plan to continue to focus the majority of our marketing efforts on the advantages offered through our solar canopy products.

Market Drivers for Solar Power

We believe that a significant demand for solar power energy solutions is developing as a result of following drivers:

•
Solar provides the ability to control and predict future energy costs. Our customers invest in the ability to self-generate power to offset and/or eliminate the purchase of third party utility provided electric energy. These investments provide predictability and control of energy costs, and can significantly reduce overall energy costs while insulating clients from rising retail electricity prices.

•
Maturity and dependability of solar technologies. The results and benefits from investments in solar power systems have produced extensive statistical performance data. This historical performance data allows investment benefits for near and long term future operations to be accurately estimated. This provides customers greater reliance on future results, and the confidence to make investments in solar.

•
Rapid capital recovery of solar investments. Reports provided by U.S. Energy Department continue to indicate that the installed price reductions for solar PV systems are driving record installation demand. These cost reductions for the major components that make up PV systems allow us to provide per watt pricing that, coupled with tax and operating benefits, can often result in capital investment recovery within 3 to 4 years.

•
 Government Incentives. Helping to further facilitate the market for investments into solar power are Federal, State, and local government tax and investment incentives. Federal, state and local government bodies provide incentives to owners, operators, and end users of solar energy systems to promote solar energy in the form of rebates, tax credits, exclusion of solar energy systems from property tax assessments and, to a diminishing degree, other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and. These incentives help to drive customer acceptance of solar energy as an alternative to utility-provided power.

 The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2016. By statute, this tax credit was scheduled to decrease to 10% on January 1, 2017, but was extended in December by Congress through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021 and 10 percent in 2022.

 The investment economics for purchasing a solar energy system are also increased through its eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS, depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. This acceleration of the investment depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and improves the return on solar investment.

Company Operations

What We Do

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), and energy saving technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar energy a good investment for our clients is our mission.

Our customer relationship development begins with a financial analysis providing estimated investment benefits detailing the first twenty five years of a solar power systems life span. Through this process we tailor our system designs to maximize the financial benefits and returns for each customer. Our strategy is to develop and deliver systems that can provide the client with the greatest benefits. We then focus on 100% customer satisfaction through consistently matching customer expectations with our performance, and the delivery of our systems.

The key elements of our approach include:

•
Lead Generation. We market our services utilizing efforts that include internet marketing, website, search engine optimization, direct mailer campaigns, and customer referrals. Our sales development efforts work with prospective customers from initial interest through tailored proposals and, ultimately, signed contracts.

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

•
Financing. We have established relationships with lenders and have been approved to offer their finance options to prospective customers. Through our lender association network we offer customers financing options that include commercial equipment loans, lease options, power purchase agreements (PPA’s), PACE & HERO financing through property tax assessment, and we offer clients the option to apply tax or local utility incentives towards system purchase buy-downs thereby reducing up front out of pocket expenditures or the amount of capital financed.

•
Design & Engineering. To ensure accuracy we perform our site surveys directly and do not rely on third party services. We then finalize designs that will match proposed financial results, and work with a highly skilled team of qualified engineers with extensive commercial solar experience to ensure compliance with all codes, and best practices for the solar system operation.

•
Installation. We make the installation process simple for our customers. Once we complete the design and engineering of a solar energy system, we obtain all necessary building permits. Then, as the general contractor and construction manager, we provide all materials and components and use qualified licensed contractors with commercial and solar experience to provide on-site assembly of solar systems, utility interconnections, and roofing or structural work. We manage and ensure local building department approvals, and arrange for interconnection to the power grid with the utility.

•
Monitoring, Maintenance, and Service. We provide our customers with real-time facility wide monitoring of solar energy generation, and facility wide energy consumption. In addition to providing clients with a better understanding of their energy usage, and the opportunity to modify their usage to realize savings, these monitoring systems allow us to confirm the continuing proper operation of installed solar energy systems. We also service what we sell and provide customers with a single source for all system maintenance or warranty coordination and service.

Customers

The majority of our revenue comes from installations of commercial solar systems in California.  Approximately 90% of our sales in 2016 were in the commercial market and approximately 10% were generated by residential sales. We anticipate that through our expanding efforts to promote the sale of our solar canopy offerings revenues for commercial sales will continue to outpace residential sales through the 2017 period.

Our commercial system sales service the needs of property owners installing systems typically larger than 20kW.  However, system size and installation type can vary significantly in scope from rooftop solar only installations to solar rooftop and carport, truckport, or covered storage combined installations with integrated whole building energy management solutions. The average cycle time for commercial rooftop installs range approximately 6 to 8 weeks with solar canopies such as carports, truck ports, and covered storage requiring as much as twelve to twenty weeks due to additional permitting requirement and reviews. We help to facilitate financing options to fit the specific needs of each customer.

 Our residential sales address the needs of property owners typically installing systems smaller than 15kW.  The average cycle time for residential rooftop installs is approximately 6 weeks. We help to facilitate financing options to fit the specific needs of each customer.

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

We see this as a significant business development opportunity as management has the skillset associated with construction management, the licensing qualifications necessary for us to operate as a contractor in California, we have extensive experience associated with solar PV technologies and the design requirements associated with the delivery of a commercial solar power system, and there is a market demand available for us to provide these services to. We believe that these efforts will provide us with the fastest path to increasing revenue generation.

In the 2016 period we began to focus our marketing efforts on the sale and delivery of commercial solar carport, truckport, and covered storage canopy systems. We have established in-house capabilities to design, directly source all of the major system components, manage the installation process, and deliver solar carport systems allowing us to eliminate reliance on costly third party specialty subcontractors whom we believe the majority of our competitors rely on. This elimination of dependency on a “middle man” has allowed us to reduce our solar canopy structure installation costs by approximate 35%. This reduction to structure installation costs can provide us with reductions to the overall PV system cost by approximately 15% which, we believe, provides us with a distinct pricing advantage for solar canopies within the California markets that we serve.

While the commercial and residential rooftop solar will continue to offer sales growth opportunities, we believe that our focus on non-residential solar canopy systems can, in many instances, provide us with opportunities to offer customers diverse installation options, larger project sizing, greater electricity savings, and the ability to differentiate XsunX from competitors.

We plan to continue to focus our marketing efforts in the 2017 period highlighting the advantages of the solar canopy investments through efforts that include web advertising, direct outside sales, targeted direct marketing, commissioned consultants, and the referral of satisfied customers.

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

Our operations focus is to provide complete solar power project design, management of engineering, facility preparation, installation of systems, repair or restoration to all affected areas resulting from the installation process, and any ongoing maintenance agreements as may be sold. To accomplish this we use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we provide qualified staff to supervise project operations, inspections, and system start up and energizing. In the 2017 fiscal period we anticipate that the addition of direct delivery of solar carport systems will allow our sales to increase, and we plan to expand our direct project management capabilities through the addition of qualified field supervisory and engineering staff.

Competition

We compete with companies that offer solar and energy saving technologies. Many of these competitors have greater resources and access to broader national markets than we do. Our primary areas of competition in the California markets we serve are on pricing, the ability to deliver designs and technology integration that match client goals, service, and the ability to arrange financing. However, when competing for solar installation projects our experience has shown that there is no clear preferred competitor in the markets in which we compete. We also compete with traditional utilities who have well-established relationships with our target customers providing the ease of a status quo relationship without upfront investment costs. The advantages we offer over traditional utilities is that we offer customers the opportunity to create their own electricity, detach from the traditional electrical grid dependency, and create profitable long term investments in energy.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2016.

Compliance with Environmental Laws and Regulations

The operations of the Company are subject to local, state and federal laws and regulations governing environmental quality and pollution control. Compliance with these regulations by the Company has required that, when necessary, we retain the use of engineering and design firms of systems related to equipment operations, and occupancy fire and safety construction standards to deal with compliance of safety standards. We do not anticipate that these costs will have a material effect on the Company’s operations or competitive position as these requirements apply to our competition as well, and the cost of such compliance is typically incorporated into projects costs. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

To operate our systems we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

 Our operations are subject to federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. A primary area of compliance are the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety.

Employees and Consultants

As of the fiscal year ended September 30, 2016, we had three full-time employees including Mr. Tom Djokovich who is President and CEO. While we do add to, and reduce, the size of our workforce based on current needs this represents no full-time employee change to the same period ended 2015. To compensate our need for additional staff the Company also relies on qualified consultants and licensed professionals to perform specific functions that otherwise would require an employee. As we continue to expand our business developments efforts we may need to add staff to adequately respond to sales inquiries, project management, and general labor as warranted. We consider relations with our employees and consultants to be good.

Seasonality

Our operations can experience some seasonality for commercial sales with increased demand early and later in in each year. We believe that this trend may be related to late year project sales stemming from clients interest in accessing same year tax benefits for solar investments, and early year sales related to fiscal budgeting for energy projects that will be installed.

Available Information

Our website address is www.xsunx.com. Information contained on our website is not incorporated by reference into this 10-K. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We Have Not Generated Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial solar power systems and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2016 and 2015 was $(242,866) and $(1,320,648), respectively. Net cash used for operations was $(171,972) and $(207,068) for the years ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had a working capital deficit of $(725,986). We had an accumulated deficit at September 30, 2016 and 2015 of $(42,628,436) and $(42,385,570), respectively.

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

We expect that we will need to obtain additional financing to continue to operate our business, including expenditures to expand operations for the sales, design, and installation of solar PV systems. This financing may be unavailable or available only on disadvantageous terms which could cause the use to curtail our business operations and delay the execution of our business plan.

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

We may require additional financing to fund future operations, including expansion in current markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on during the year ended September 30, 2016, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for the solar energy systems we design and market.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. Future changes to any of these regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, in the 2016 year the Public Utility Commission in California approved changes to future Net Energy Metering (NEM) remuneration pricing policies for publicly regulated utilities. These changes have reduced the economic benefits derived by our target customers, and could make investments in solar power generation less desirable, thereby harming our future business, prospects, financial condition and results of operations.

In addition, any other changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services.

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

In 2016 the California Public Utilities Commission adopted new policies known as NEM 2.0 as a successor net energy feed in regulation to NEM 1.0 which is currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” NEM 2.0 eliminates caps on solar installations within utility territories through 2019. However, customers applying for NEM interconnection with utilities will now be required to pay one-time interconnection fees between $75 to $150 dollars, pay an estimated 2-3¢/kWh “non-bypassable charge” thereby effectively reducing the ability for daytime retail rate credits to offset 100% of costs incurred when purchasing power from the utility in the evenings, and NEM customers will be required to move to Time Of Use (TOU) rate plans.

Our ability to sell solar energy systems, or the benefits of the electricity they generate, may be adversely impacted by these changes reducing net metering economics for our customers, or the imposition of any new charges that only or disproportionately impact customers that utilize net metering. Our ability to sell solar energy systems or the benefits of the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

We anticipate that we will continue to substantially rely on net metering to establish competitive pricing for our solar PV system sales with our prospective customers. The future absence of net metering for customer acquisition, without other product pricing reductions, could greatly limit demand and our ability to effectively market our solar energy system benefits.

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market these business operations will depend on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our planned business expansion.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to market the low cost operating and investment benefits of solar PV systems to our target customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. Certain reductions or terminations could occur without warning.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2016. By statute, this tax credit was scheduled to decrease to 10% on January 1, 2017, but was extended in December by Congress through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021 and 10 percent in 2022.

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

A reduction in utility electricity prices would make the investment by our target customers into the solar PV systems less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease due to any of these reasons, or others, we would be at a competitive disadvantage, we may be unable to attract customers and our growth would be limited.

A material drop in the retail price of utility-generated electricity would particularly adversely impact our ability to attract commercial customers which represent our target customer base.

We anticipate that commercial customers will comprise a significant portion of our business, and the commercial market for energy is particularly sensitive to price changes. Typically, commercial customers pay less for certain aspects of delivered energy from utilities than residential customers. Any future decline in the retail rate of energy for commercial entities could have a significant impact on our ability to attract commercial customers. We may be unable to offer solar energy systems for the commercial market that produce electricity at rates that are competitive with the price of retail electricity on a non-subsidized basis. If this were to occur, we would be at a competitive disadvantage to other energy providers and may be unable to attract new commercial customers, and our future business operations would be harmed.

Rising interest rates could adversely impact all aspects of current and planned business operations.

Changes in interest rates could have an adverse impact on our business by increasing the cost of capital for our target customers. For example rising interest rates, or tightening credit requirements, may negatively impact our ability to provide financing sources on favorable terms to facilitate our customers’ purchase of our solar PV systems.

As we continue to expand our business development efforts within the solar PV system sales, design, and installation market we will continue to act as the licensed general contractor for our customers and will be subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We intend to, and are required to, operate as a licensed contractor in every region we service, and we will be responsible for every customer installation. For our commercial solar PV system projects, we are the general contractor and construction manager, and we will typically rely on licensed subcontractors representing specialty trades such as electrical, concrete, grading, roofing, and carpentry to install the commercial systems we sell. We may be liable to customers for any damage we cause to their facility, belongings or property during the installation of our systems. In addition, any shortages that may occur of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation will be based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project.

In addition, the installation of solar energy systems and the evaluation and modification of buildings or surrounding land that may be necessary as part of our business is subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. Any new government regulations or utility policies pertaining to the systems we design and install may result in significant additional expenses to us and our future customers and, as a result, could cause a significant reduction in demand for our systems and services.

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

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter, and solar panel manufacturers’ to our customers, which generally range from 10 to 25 years. We may also make extended warranties available at an additional cost to customers.

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

There can be no assurance that any of the products that we will market that comprise the solar PV systems we offer will gain or maintain market acceptance, or our limited research and development efforts will be successful or that we will be able to develop commercial applications for our products and technologies. Further, the areas in which we have developed technologies and products are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, any commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept the products that we offer which could have an adverse effect on our business.

There can be no assurance that products we market or products based on technologies that we may develop will be perceived as being superior to existing products or new products offered or being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for our products and services may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products we offer, or the technologies of others that we market will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

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

Other companies, many of which have greater resources than we have, may develop or offer competing products or technologies which cause products and services we market to become noncompetitive which could have an adverse effect on our business.

We have and will continue to compete with firms, both domestic and foreign, that perform research and development, as well as firms that sell or install solar products. In addition, we expect additional potential competitors to enter the markets for solar products and installation services in the future. Some of these competitors are large companies with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

The loss of strategic relationships used in provisioning the products that comprise the solar PV systems that we offer could impede our ability to offer competitive solar PV system products or further the development of our products and have a material adverse effect on our business.

We have established a plan of operations under which a significant portion of our operations will rely on strategic relationships with third parties to provide materials and components necessary for the assembly of solar PV systems. A loss of any of our third party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which could have a material adverse effect on our business.

Our success is highly dependent on the continued services of a limited number of skilled managers, technicians, and access to qualified consultants and licensed subcontractors. The loss of any of these individuals or resources will have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in solar PV market.

We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.

Our current intellectual property consists of trade secrets, and trade dress. Our success depends in part on our ability to create and maintain intellectual property to differentiate our services, how we provision our services, the ability to obtain patents as either business processes or technology development mature, and maintain adequate protection of our other intellectual, property for our technologies and products in the U.S.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Item 2. Properties

California Corporate Office Lease

As of September 30, 2016 the Company leases corporate facilities located in Aliso Viejo, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month. The Company may expand into larger facilities to support expanding operations in the 2017 fiscal period.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Market under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2016	High	Low	Close
First Quarter ended December 31, 2015	0.0085	0.0048	0.0060
Second Quarter ended March 31, 2016	0.0075	0.0035	0.0044
Third Quarter ended June 30, 2016	0.0480	0.0021	0.0031
Fourth Quarter ended September 30, 2016	0.0030	0.0002	0.0012

Year Ended September 30, 2015
First Quarter ended December 31, 2014	0.009	0.0047	0.0051
Second Quarter ended March 31, 2015	0.029	0.0051	0.0125
Third Quarter ended June 30, 2015	0.014	0.0090	0.0109
Fourth Quarter ended September 30, 2015	0.011	0.0061	0.0082

The market price for our common stock, like that of other service companies, is highly volatile and is subject to fluctuations in response to variations in our operating results, announcements related to technological innovation or business development, or other events and factors. Our stock price may also be affected by broader market trends unrelated to our performance.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of September 30, 2016, there were approximately 298 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stock holders. As of September 30, 2016, there were 783,080,479 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2016 the last reported sales price of our common stock on the OTC Market was approximately $0.0012 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which 1,500,000 options were issued and outstanding under the Plan at September 30, 2016.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2016 the Company did not grant or issue any stock purchase options.

Recent Sales of Securities (Registered and Unregistered)

During the year ended September 30, 2016, the Company made the following unregistered issuances at fair value in the aggregate amount of 78,161,822 shares of common stock upon the conversion by the holder of a convertible note as follows:

The Company issued 78,161,822 shares of common stock at prices ranging from $0.00205 to $0.00075 upon conversion of the aggregate amount of $114,705 dollars of principal and accrued interest to the holder of a 10% convertible note.

Unless noted otherwise, all of the above issuances by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).

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

Business Overview

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), and energy saving technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar energy a good investment for our clients is our mission.

We service the commercial and residential PV markets in California providing project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full time project management and licensed assembly crews ensure a seamless process, from start to finish.

The Company operates as licensed contractor in California, and our executive management provides over 30 years of extensive experience in all aspects of construction and project assembly to ensure the accuracy and quality of systems, the continued integrity of the improved building or site, and compliance with all construction codes.

We guide our performance by striving to deliver consistently on the following core objectives:

● Commitment – to keeping the customer’s best interests at the forefront at all times; and,

● Value – through a focus on performance and follow through that meets or exceeds customer expectations.

Plan of Operations

For the fiscal year ending September 30, 2017, the Company has developed a plan of operations focused on the sale, design, and installation of solar power systems as a licensed contractor in California.

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

Results of Operations for the Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015.

Revenue and Cost of Sales:

The Company generated revenues of $750,556 and $1,215,632 in the fiscal years ended September 30, 2016, and 2015. The $750,656 in revenue, representing a decrease of $465,076, during the fiscal period ended September 30, 2016 was primarily due to the use of sales resources to further develop our capabilities   for the sale of our newly launched solar carport and canopy offerings, and late year projects that, due to prolonged permitting processes for solar canopies, could not be started in the 2016 fiscal period. The costs of goods sold in the fiscal years ended September 30, 2016 and 2015 were $474,030 and $912,404, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $38,021 during the fiscal year ended September 30, 2016 to $482,779 as compared to $520,800 for the prior fiscal year ended September 30, 2015. The decrease in SG&A expenses was related primarily due to the Company experiencing a reduction to the administrative costs associated with the delivery of sold projects. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses)

Other income/(expenses) decreased by $1,063,417 to $(35,009) for the fiscal year ended September 30, 2016, compared to $(1,098,426) for the prior fiscal year ended September 30, 2015. The decrease was the result of a decrease in interest expense in the amount of $112,342, which includes amortization of debt discount of $68,852, a net decrease in loss on conversion and change of fair value of the derivative instruments of $958,164, a decrease in gain on write-off of accounts payable of $41,669, an increase in gain on sale of assets in the amount of $12,249, a decrease in penalties in the amount of $250, and a decrease to commitment fees in the amount of $22,081. The decrease in other income/(expenses) was due to the Company using less financing through the issuance of convertible promissory notes.

Net Loss:

For the fiscal year ended September 30, 2016, our net loss was $(242,866) as compared to a net loss of $(1,320,648) for the fiscal year ended September 30, 2015. The decrease in net loss of $(1,077,782) primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with a decrease in gross profit due to a decrease in revenue. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2016 of $(725,986), as compared to a working capital deficit of $(884,516) as of September 30, 2015. The decrease of $158,530 in working capital deficit was the result of an increase in contract receivables, accounts payable, accrued expenses, billing in excess of cost, and related party promissory note, with a decrease in cash, prepaid expenses, deferred revenue, derivative liability and convertible notes. The Company had revenue during the current period, and a reduction in derivative liability associated with the convertible notes.

For the fiscal year ended September 30, 2016, our cash flow used by operating activities was $171,972, as compared to cash flow used by operating activities of $207,068 for the prior fiscal year ended September 30, 2015. The decrease in cash flow used of $35,096 by operating activities was primarily due to a net change in net loss associated with the overall decrease in selling and general and administrative expenses.

Cash flow provided by investing activities was $15,374 and $0 for the fiscal year ended September 30, 2016 and 2015. The increase of $15,374 in investing activities was primarily due to proceeds received from the sale of certain assets, with an offset of fixed assets purchased in the current fiscal year.

Cash flow provided by financing activities was $100,000 for the fiscal year ended September 30, 2016, as compared to cash provided by financing activities of $235,000 during the fiscal year ended September 30, 2015. The decrease in cash flow provided by financing activities was the result of a decrease in the Company’s reliance on cash provided through equity financing. Our capital needs have primarily been met from the revenue and proceeds of private placements, and the sale of convertible notes. There is no assurance that our revenue will exceed our operating cost.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2016, and 2015, were $4,650 and $14,729, respectively.

Revenue Recognition
Revenue and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. The Company made a change in estimating recognized revenue during the current year, whereby, the Company no longer requires contracts have 10% completion before revenue is recognized. Revenue is recognized based on the percentage of cost incurred. Costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, project planning and preparation, tools and repairs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

The Asset, “Costs in excess of billing” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billing in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2016, the cost in excess of billing was $10,126 and the billing in excess of costs was $41,454.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have not discovered a material weakness in our closing process for account reconciliations. The Company is working to improve the effectiveness of the closing process, and as we expand operations additional staff will be added to implement separation of duties, and to improve controls as well.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company’s internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this internal control weakness.

During the Company’s fiscal year ended September 30, 2016, management continued to assess the Company’s internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 2013, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As the Company expands operations, additional staff will be added to implement separation of duties controls as well.

Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting as of September 30, 2016.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Auditors Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

On August 18, 2016 XsunX, Inc. (the “Company”) received an advance of $35,000 under a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. On August 3, 2016 the Company issued 24,290,776 shares of common upon conversion of $16,000 of principal and $2,218 in accrued interest by the holder of the Note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2015:

Name	Age	Position Held	Tenure
Tom Djokovich	59	CEO, President, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009, President since January 2013
Thomas Anderson	51	Director	Since August 2001
Oz Fundingsland	73	Director	Since November 2007
Michael Russak	69	Director	Since November 2007

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

The directors of the Company will devote such time to the Company’s affairs on an “as needed” basis, but typically less than 10 hours per month. As a result, the actual amount of time which they will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Mr. Tom Djokovich, age 59, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

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

Independent Directors

Mr. Thomas Anderson, age 51, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 73, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 69, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2016, the Company’s board was comprised of four directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are actively seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2016, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company’s board of directors adopted a Code of Ethics policy on January 7, 2008.

Item 11. Executive Compensation

Overview

We are in the early stage of executing a business plan focused on the sale, design, installation, and servicing of commercial solar power systems and we rely on our board of directors to evaluate compensation and incentive offerings made by the Company as it applies to our executive officers. To date, our compensation policy has been conducted on a case by case basis with input from our chief executive officer, and focused on the following four primary areas; (a) first the Company’s commitment capabilities within the scope of objectives and capital capabilities, (b) salary compensatory with peer group companies and peer position, (c) cash bonuses tied to sales and revenue attainment, and (d) long term equity compensation tied to strategic objectives of establishing marketable solar technologies.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provide to future executive officers.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer and our president (collectively, our “named executive officers”) for the fiscal years ended September 30, 2016, and 2015 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Tom Djokovich, CEO(1)	2016	169,000	0	0	0	0	17,644	186,644
	2015	169,000	0	0	0	0	15,594	184,594

(1)
In addition to Mr. Djokovich’s salary compensation the Company provided Mr. Djokovich with co-payments totaling $17,644 and $15,594 for health insurance premiums as part of the Company’s health insurance program in the fiscal periods ended 2016, and 2015 respectively.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2016, and 2015 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2016	0	0	0
	2015	0	0	0

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2016

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested (#)

Tom Djokovich, CEO	-	-	-	-	-	-	-	-	-

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich
Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, a Director, and the qualifying person for the Company’s California State contractor’s license. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2016 fiscal period was $169,000 in collected wages. Mr. Djokovich was also provided with approximately $17,644 for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2016, Directors did not receive compensation for their services as Directors. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)

Tom Djokovich	$0	0	0	0	$0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2016, as applicable, new or existing employment agreements were reviewed and deliberated by the four members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2016, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	14,068,000	5,000	61.8%
Thomas Anderson Director	4,433,333	0	< 1%
Oz Fundingsland Director	4,166,667	0	< 1%
Mike Russak Director	4,433,333	0	< 1%
All Officers & Directors as a Group (4 individuals)	27,101,333	0	63.5%

Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 889,331,125shares of common stock issued and outstanding as of December 14 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 14, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership at September 30, 2016. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)
The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of September 30, 2016, Mr. Djokovich held 14,068,000 shares of the Company’s common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 469,848,287 shares of common stock or approximately 61.8% of the Company’s voting stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No officer, director, or related person of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through securities holdings, contracts, options or otherwise or any transaction in which the amount involved exceeds the lesser of $120,000 or one percent of the Company’s total assets at year end.

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

 Change of Control of the Company

On June 27, 2013, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 10,000 shares of its authorized Preferred Stock as Series A Preferred Stock.  The Series A Preferred Shares have a par value of $0.01 per share.  The Series A Preferred Shares do not have a dividend rate and are not redeemable. In addition, the Series A Preferred Shares rank senior to the Company’s common stock.  The Series A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote.  One or more shares of Series A Preferred Stock has the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of shares of Series A Preferred Stock shall be entitled to receive, immediately after any distributions to Senior Securities required by the Company’s Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to Junior Securities but in parity with any distribution to Parity Securities, an amount per share equal to $.01 per share. Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, and the Company has no redemption rights for Series A Preferred Stock issued.

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

Item 14. Principal Accounting Fees and Services

2016

For the fiscal year ended September 30, 2016, Haynie & Company incurred $37,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2015, March 31, 2016, June 30, 2016 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by Haynie & Company in the fiscal year ended September 30, 2016.

2015

For the fiscal year ended September 30, 2015, HJ Associates & Consultants incurred $36,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2014, March 31, 2015, June 30, 2015 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003.(3)
10.2	2014 XSUNX, Inc. Stock Option and Award Plan, dated May 20, 2014.(4)
10.3	Amendment to Articles of Incorporation for the increase to authorized shares.(5)
10.4	Certificate of Designation for Preferred Shares.(6)
10.5	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (7)
10.6	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (8)
10.7
Form of Addendum extending the maturity date to April 13, 2018 for a Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (11)

10.8	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (9)
10.9	Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations. (10)
31.1	Sarbanes-Oxley Certification (11)
32.1	Sarbanes-Oxley Section 906 Certification (11)
101.INS	XBRL Instance Document (11)
101.SCH	XBRL Taxonomy Extension Schema Document (11)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (11)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (11)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (11)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (11)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(11)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2016	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	December 14, 2016
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	December 14, 2016
Thomas Anderson, Director

Oz Fundingsland	December 14, 2016
Oz Fundingsland, Director

/s/ Michael Russak	December 14, 2016
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
XsunX, Inc.
Alisa Viejo, CA

We have audited the accompanying balance sheet of XsunX, Inc. as of September 30, 2016, and the related statements of operations, stockholders' deficit, and cash flows for the year ended September 30, 2016 XsunX, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2016, and the results of its operations and its cash flows in the year ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
December 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
XsunX, Inc.
Alisa Viejo, California

We have audited the accompanying balance sheet of XsunX, Inc. as of September 30, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 1 to the financial statements, the Company does not generate significant revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
January 8, 2016

XSUNX, INC.
Balance Sheets

	September 30, 2016	September 30, 2015

ASSETS

CURRENT ASSETS
Cash	$22,172	$78,770
Contract receivables	30,800	-
Cost in excess of billing	10,126	6,661
Prepaid expenses	2,266	4,171

Total Current Assets	65,364	89,602

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	35,853
Machinery & equipment	626	64,538
	30,468	100,391
Less accumulated depreciation	(29,930)	(95,126)

Net Property & Equipment	538	5,265

TOTAL ASSETS	$65,902	$94,867

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$46,515	$41,919
Credit card payable	65,114	41,707
Accrued expenses	-	3,787
Accrued interest on notes payable	28,849	22,086
Billing in excess of cost	41,454	-
Deferred revenue	-	15,000
Derivative liability	430,532	622,201
Promissory note, related party	35,000	-
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of $11,148 and $64,582 in discounts	131,886	215,418

Total Current Liabilities	791,350	974,118

LONG TERM LIABILITIES
Convertible promissory notes	115,000	-

Total Long Term Liabilities	115,000	-

TOTAL LIABILITIES	906,350	974,118

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 783,080,479 and 704,918,657 shares issued and outstanding, respectively	32,640,840	32,359,171
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,628,436)	(42,385,570)

TOTAL SHAREHOLDERS’ DEFICIT	(840,448)	(879,251)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$65,902	$94,867

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Operations
For the Years Ended September 30, 2016 and 2015

	Years Ended
	September 30, 2016	September 30, 2015

SALES	$750,556	$1,215,632

COST OF GOODS SOLD	474,030	912,404

GROSS PROFIT	276,526	303,228

OPERATING EXPENSES
Selling, general and administrative expenses	482,779	520,800
Depreciation and amortization expense	1,604	4,650

TOTAL OPERATING EXPENSES	484,383	525,450

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(207,857)	(222,222)

OTHER INCOME/(EXPENSES)
Penalties	(222)	(472)
Loss on commitment fees	-	(22,081)
Gain on forgiveness of debt	16,604	58,273
Gain on sale of asset	12,249	-
Gain/(Loss) on conversion of debt and change in derivative liability	40,123	(918,041)
Interest expense	(103,763)	(216,105)

TOTAL OTHER INCOME/(EXPENSES)	(35,009)	(1,098,426)

NET LOSS	$(242,866)	$(1,320,648)

BASIC AND DILUTED EARNING (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	733,536,795	649,711,950

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Shareholders’ Deficit
For the Years Ended September 30, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid-in	Stock Options/ Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total

Balance at September 30, 2014	5,000	$50	591,400,069	$31,014,990	$5,335,398	$3,811,700	$(41,064,922)	$(902,784)

Issuance of common stock for conversion of notes and interest	-	-	113,518,588	1,344,181	-	-	-	1,344,181

Net loss for the year ended September 30, 2015	-	-	-	-	-	-	(1,320,648)	(1,320,648)
Balance at September 30, 2015	5,000	50	704,918,657	32,359,171	5,335,398	3,811,700	(42,385,570)	(879,251)

Common stock issued upon conversion of debt and accrued interest	-	-	78,161,822	281,669	-	-	-	281,669

Net loss for the year ended September 30, 2016	-	-	-	-	-	-	(242,866)	(242,866)
Balance at September 30, 2016	5,000	$50	783,080,479	$32,640,840	$5,335,398	$3,811,700	$(42,628,436)	$(840,448)

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
Statements of Cash Flows

	Years Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242,866)	$(1,320,648)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	1,604	4,650
Commitment fees	-	22,080
Gain on sale of asset	(12,249)	-
Gain on forgiveness of debt	(16,604)	(58,273)
(Gain) Loss on conversion of debt and change in derivative liability	(40,123)	918,041
Amortization of debt discount recorded as interest expense	68,852	178,925
	-
Change in Assets and Liabilities:
(Increase) Decrease in Change in Assets
Contract receivables	(30,800)	-
Cost in excess of billing	(3,465)	(6,661)
Prepaid expenses	1,905	4,527
Increase (Decrease) in:
Accounts payable	44,606	7,277
Accrued expenses	30,714	38,014
Billing in excess of cost	41,454	-
Deferred revenue	(15,000)	5,000

NET CASH USED BY OPERATING ACTIVITIES	(171,972)	(207,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(626)	-
Proceeds from sale of assets	16,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,374	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	165,000	235,000
Payments on convertible promissory notes	(100,000)	-
Proceeds from related party promissory notes	35,000	61,000
Payment of related party promissory notes	-	(61,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	235,000

NET DECREASE/INCREASE IN CASH	(56,598)	27,932

CASH, BEGINNING OF YEAR	78,770	50,838

CASH, END OF YEAR	$22,172	$78,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$410	$2,953
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$281,669	$1,344,181
Debt discount recorded for new issuances of derivative liabilities	$15,417	$167,105
Accrued interest capitalized into principal	$16,033	$26,758

The Accompanying Notes are an Integral Part of These Financial Statements

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

1.  ORGANIZATION AND LINE OF BUSINESS

Organization
XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”).The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business
The Company’s focus is on marketing, sales, and delivery of commercial solar power systems as a licensed contractor in California. We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with solar PV technologies, the design requirements associated with the delivery of a solar power systems, and there is a market demand available for us to provide these services to.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2016. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2016, and 2015, were $1,604 and $4,650, respectively.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
Revenue and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. The Company made a change in estimating recognized revenue during the current year, whereby, the Company no longer requires contracts have 10% completion before revenue is recognized. Revenue is recognized based on the percentage of cost incurred. Costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, project planning and preparation, tools and repairs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

The Asset, “Costs in excess of billing” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billing in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2016, the cost in excess of billing was $10,126 and the billing in excess of costs was $41,454.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts for the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income, which are recognized in the period the revisions are determined.

Contract Receivables
Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as any retentions, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. The net contract receivable balance was $30,800 and $0 at September 30, 2016 and 2015, respectively.

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the years ended September 30, 2016 and 2015, the Company did not experience costs related to warranty claims.

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
SEPTEMBER 30, 2016 AND 2015
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share Calculations
Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, and convertible notes were not used in the calculation of the (Loss) per share as their effect would be antidilutive.

	For the years ended
	September 30,
	2016	2015

(Loss) to common shareholders (Numerator)	$(242,866)	$(1,320,648)

Basic and diluted weighted average number of common shares outstanding (Denominator)	733,536,795	649,711,950

        Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  September 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$430,532	$-	$-	$430,532
Total Liabilities measured at fair value	$430,532	$-	$-	$430,532

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$622,201	$-	$-	$622,201
Total Liabilities measured at fair value	$622,201	$-	$-	$622,201

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2014	$546,280
Fair Value of derivative liabilities issued	201,065
Net Gain on change in derivative liability	(125,144)

Ending balance as of September 30, 2015	622,201
Fair value of derivative liabilities issued	15,417
Net Gain on change in derivative liability	(207,086)
Ending balance as of September 30, 2016	$430,532

Advertising
Advertising expenses are expensed as incurred. Total advertising expenses were $22,407 and $22,253 for the years ended September 30, 2016, and 2015, respectively.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payments award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of the adoption of ASU 2016-9 on the Company’s financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-06, “Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments”. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk. Public companies must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-06 on the Company’s financial statements.

In May, 2016, FASB issued accounting standards update ASU-2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same time Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

3.     CAPITAL STOCK

At September 30, 2016, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock
As of September 30, 2016 and 2015, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

Common Stock
During the year ended September 30, 2016, the Company issued 78,161,819 shares of common stock upon conversion of principal in the amount of $103,000, plus accrued interest of $11,705 at prices ranging from $0.0005 to $0.00205 per share. Total fair value of the shares was $281,669, which included a loss on conversion of debt of $166,965.

During the year ended September 30, 2015, the Company issued 113,518,588 shares of common stock upon conversion of promissory notes in the principal amount of $319,335, plus interest of $15,621 at prices ranging from $0.0023 to $0.0059 per share. Total fair value of the shares was $1,344,181, which included a loss on conversion of debt of $1,009,225.

4.    STOCK OPTIONS

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.  The 2007 Stock Option Plan was superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement or, each Option shall expire on the date specified in the Option agreement.

A summary of the Company’s stock option activity and related information follows:

	9/30/2016		9/30/2015
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	4,500,000	$0.024	7,000,000	$0.033
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(3,000,000)	0.014	(2,500,000)	0.050
Outstanding, end of the period	1,500,000	$0.045	4,500,000	$0.024
Exercisable at the end of the period	1,500,000	$0.030	4,500,000	$0.017
Weighted average fair value of options granted during the period		$-		$-

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

4.     STOCK OPTIONS (Continued)
The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.045	1,500,000	1,500,000	0.28 years
	1,500,000	1,500,000

The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.014	3,000,000	3,000,000	0.47 years
$0.045	1,500,000	1,500,000	1.28 years
	4,500,000	4,500,000

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the year ended September 30, 2016 and 2015, respectively.

5.     CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note on October 1, 2014. The remaining principal balance of $203,496, plus interest of $26,758 and a commitment fee of $22,081 was combined in the extended new note for a balance of $252,335 as of October 1, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. On October 20, 2015, the Company entered into a third extension of the note with mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the year ended September 30, 2016, the Company paid $100,000 of the principal balance, leaving a remaining balance of $43,033.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $201,137 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the Note. As of September 30, 2016, there remains an aggregate outstanding principal balance of $215,000. During the year ended September 30, 2016, the Company recognized debt amortization as interest expense in the amount of $68,852.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

Issuance of Convertible Promissory Notes for Services to Related Party
As of September 30, 2016, the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

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

At September 30, 2016, the fair value of the derivative liability was $430,532.

 6.    NOTE PAYABLE-RELATED PARTY

During the year ended September 30, 2016, the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. During the year ended September 30, 2016, the Company received advances in the aggregate of $35,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. The Note matures twelve (12) months from the advances. The balance as of September 30, 2016 was $35,000, plus accrued interest of $4,096.

7.     INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Included in the balance at September 30, 2016, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2016, the Company did not recognize interest and penalties.

8.     DEFERRED TAX BENEFIT

At September 30, 2016, the Company had net operating loss carry-forwards of approximately $21,357,000 that may be offset against future taxable income from the year 2016 through 2036. No tax benefit has been reported in the September 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

 XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

8.     DEFERRED TAX BENEFIT (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2016 and 2015 due to the following:

	9/30/2016	9/30/2015
Book Income	$(97,200)	$(528,300)
Nondeductible Stock Compensation	-	-
Nondeductible Other Expenses	(50,600)	50,200
Nondeductible Penalties	200	200
Loss on Settlement of Debt	66,800	403,700
Meals & Entertainment	700	500
Depreciation	400	1,300
Related Party Accrual	(1,100)	1,100
Valuation Allowance	80,800	71,300
Income Tax Expense	$-	$-

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

Net deferred tax assets consist of the following components as of September 30, 2016 and 2015:

	9/30/2016	9/30/2015
Deferred Tax Assets:
NOL Carryforward	$8,540,800	$8,455,200
Capital loss Carry-forward	-	2,913,800
R&D Carryforward	46,150	46,150
Related Party Accruals	2,118	1,090
Depreciation	140	-

Deferred Tax Liabilities:
Depreciation	-	(580)

Valuation Allowance	(8,589,208)	(11,415,660)
Net Deferred Tax Asset	$-	$-

9.     CHANGE IN PRINCIPAL ACCOUNTANT

On January 18, 2016 (the “Resignation Date”) HJ Associates & Consultants, LLP resigned as the independent registered public accounting firm for XsunX, Inc. (the “Company”). Effective as of January 25, 2016, the board of directors of the Registrant unanimously approved the engagement of Haynie & Company, Salt Lake City, Utah, (“HC”) as its principal independent registered public accounting firm to audit the Registrant’s financial statements. The Registrant did not consult HC on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging HC.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2016 AND 2015

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following events to be reported:

On October 13, 2016, the Company entered into an addendum providing for the sixty month extension to the maturity date for a 10% unsecured convertible promissory note (the “Note”) first issued on November 30, 2014 for the principal sum of up to $400,000. The 10% Note will now mature May 20, 2021. The balance of provisions under the Note remained substantially the same.

On October 11, 2016 the Company issued 37,041,096 shares of common stock, and on November 8, 2016 the Company issued 36,620,744 shares of common stock upon the aggregate conversion of $14,200 of principal and $2,321 in accrued interest by the holder of a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.

On December 12, 2016 the Company issued 32,588,806 shares of common stock, upon the aggregate conversion of $10,100 of principal and $1,306 in accrued interest by the holder of a 10% unsecured convertible promissory note (the “Note”) issued on November 20, 2014 for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.