Form 10-K/A
period 2016-09-30
XSUNX INC
filed 2017-02-17
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K/A
(Amendment No.1)

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

  Explanatory Note
The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the Securities and Exchange Commission on December 14, 2016 (the “Original Form 10-K Filing Date”), is solely to furnish additional disclosure in Item 9A to explain the conditions of change that occurred between fiscal year 2015 and fiscal year 2016 that enables us to deem our disclosure controls and procedures to be effective in 2016 while not effective in 2015.  See also “Changes in Internal Control over Financial Reporting.”
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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures were effective, and we have not discovered a material weakness in our closing process for account reconciliations, or segregation of duties . See also “Changes in Internal Control Over Financial Reporting” below in Item 9A of this report.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company’s internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations, and staffing, of the Company means that traditional separation of duties and controls are not used by the Company requiring that the Company rely on alternative procedures to overcome this internal control weakness.

Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting as of September 30, 2016 was effective .  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2016, Management implemented oversight procedures to address the material weakness related to segregations of duties, and its closing process for account reconciliations that it determined to be ineffective as of September 30, 2015. The changes implemented included the addition of an outside professional accounting services firm to expand the separation of duties and oversight, and to assist in the monthly closing process and reconciliation of accounts. These changes have been designed to ensure adherence with the Company’s overall methodology, supervision and monitoring processes related to internal control over financial reporting. After giving consideration to the control weaknesses identified at September 30, 2015, management believes that the financial statements included in this Annual Report on Form 10-K, as amended, present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
31.1	Sarbanes-Oxley Certification (1)
32.1	Sarbanes-Oxley Section 906 Certification (1)

(1)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2017	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	February 17, 2017
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	February 17, 2017
Thomas Anderson, Director

Oz Fundingsland	February 17, 2017
Oz Fundingsland, Director

/s/ Michael Russak	February 17, 2017
Michael Russak, Director