Form 10-Q
period 2016-12-31
XSUNX INC
filed 2017-02-21
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2016

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

Registrant’s telephone number: (949) 330-8060

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

The number of shares of common stock issued and outstanding as of February 21, 2017 was 889,331,125.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
XSUNX, INC.
CONDENSED BALANCE SHEETS

	December 31, 2016	September 30, 2016

ASSETS

CURRENT ASSETS
Cash	$112,179	$22,172
Accounts receivable	-	30,800
Cost in excess of billing	13,725	10,126
Prepaid expenses	19,462	2,266

Total Current Assets	145,366	65,364

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	626	626
	30,468	30,468
Less accumulated depreciation	(29,961)	(29,930)

Net Property & Equipment	507	538

TOTAL ASSETS	$145,873	$65,902

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$108,087	$46,515
Credit card payable	66,708	65,114
Accrued interest on notes payable	31,912	28,849
Billing in excess of cost	113,003	41,454
Derivative liability	421,886	430,532
Promissory note, related party	35,000	35,000
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of $5,736 and $11,148 in discounts	170,309	131,886

Total Current Liabilities	958,905	791,350

LONG TERM LIABILITIES
Convertible promissory notes	35,000	115,000

Total Long Term Liabilities	35,000	115,000

TOTAL LIABILITIES	993,905	906,350

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 889,331,125 and 783,080,479 shares issued and outstanding, respectively	32,668,767	32,640,840
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,663,947)	(42,628,436)

TOTAL SHAREHOLDERS’ DEFICIT	(848,032)	(840,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$145,873	$65,902

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31, 2016	December 31, 2015

SALES	$393,702	$203,229

COST OF GOODS SOLD	299,054	158,721

GROSS PROFIT	94,648	44,508

OPERATING EXPENSES
Selling, general and administrative expenses	126,920	124,702
Depreciation and amortization expense	31	805

TOTAL OPERATING EXPENSES	126,951	125,507

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(32,303)	(80,999)

OTHER INCOME/(EXPENSES)
Penalties	(200)	-
Gain on sale of asset	-	1,000
Gain/(Loss) on conversion of debt and change in derivative liability	8,646	79,330
Interest expense	(11,654)	(30,754)

TOTAL OTHER INCOME/(EXPENSES)	(3,208)	49,576

NET LOSS	$(35,511)	$(31,423)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	843,519,778	704,918,657

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2016	5,000	$50	783,080,479	$32,640,840	$5,335,398	$3,811,700	$(42,628,436)	$(840,448)

Common stock issued upon conversion of debt and accrued interest	-	-	106,250,646	27,927	-	-	-	27,927

Net loss for the three months ended December 31, 2016	-	-	-	-	-	-	(35,511)	(35,511)
Balance at December 31, 2016 (unaudited)	5,000	$50	889,331,125	$32,668,767	$5,335,398	$3,811,700	$(42,663,947)	$(848,032)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,511)	$(31,423)
Adjustment to reconcile net income (loss) to net cash provided (used) in operating activities
Depreciation & amortization	31	804
Gain on sale of asset	-	(1,000)
Gain on conversion of debt and change in derivative liability	(8,646)	(79,330)
Amortization of debt discount recorded as interest expense	5,412	21,557
Reduction in convertible note principal	(2,688)	-
(Increase) Decrease in Change in Assets:
Accounts receivable	30,800	(973)
Cost in excess of billing	(3,599)	(2,143)
Prepaid expenses	(17,196)	(15,108)
Increase (Decrease) in Change in Liabilities:
Accounts payable	63,165	27,988
Accrued expenses	6,690	9,988
Billing in excess of cost	71,549	38,227
Deferred revenue	-	(15,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	110,007	(46,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	1,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	-	50,000
Payments on convertible promissory notes	(20,000)	(20,000)
Proceeds from related party promissory notes	-	10,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(20,000)	40,000

NET INCREASE/(DECREASE) IN CASH	90,007	(5,413)

CASH, BEGINNING OF YEAR	22,172	78,770

CASH, END OF YEAR	$112,179	$73,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,239	$377
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$27,927	$-

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2016

1      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K, and Form 10-K/A for the year ended September 30, 2016.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the three months ended December 31, 2016. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

The Asset, “Costs in excess of billing” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billing in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2016, the cost in excess of billing was $13,725 and the billing in excess of costs was $113,003.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2016

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the three months ended December 31, 2016 the Company did not experience costs related to warranty claims.

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

Net Earnings (Loss) per Share Calculations
Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

For the three months ended December 31, 2016, the Company calculated the dilutive impact of the outstanding stock options of 1,500,000, and the convertible debt of $223,045, which is convertible into shares of common stock. The stock options and the convertible debt were not included in the calculation of net loss per share, because their impact was antidilutive.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$421,886	$-	$-	$421,886
Total Liabilities measured at fair value	$421,886	$-	$-	$421,886

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of October 1, 2016	$430,532
Net Gain on change in derivative liability	(8,646)
Ending balance as of December 31, 2016	$421,886

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2016

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

3.     CAPITAL STOCK

At December 31, 2016, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the three months ended December 31, 2016, the Company issued 106,250,646 shares of common stock upon conversion of principal in the amount of $24,300, plus accrued interest of $3,627.

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

A summary of the Company’s stock option activity and related information follows:

12/31/2016
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	1,500,000	$0.045
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of the period	1,500,000	$0.045
Exercisable at the end of the period	1,500,000	$0.045
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.045	1,500,000	1,500,000	0.28 years
	1,500,000	1,500,000

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2016

4.     STOCK OPTIONS (Continued)

We account for stock-based payment award forfeitures as they occur. The Company did not recognize stock-based compensation expense in the statement of operations during the three months ended December 31, 2016.

5.     CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, the amended note dated September 30, 2013 expired. On October 1, 2014, the Company and the Holder of the note entered into an extension of the note on October 1, 2014. The remaining principal balance of $203,496, plus interest of $26,758 and a commitment fee of $22,081 was combined in the extended new note for a balance of $252,335 as of October 1, 2014. No additional cash consideration was provided or exchanged. The maturity date of the note was extended to September 30, 2015. On October 20, 2015, the Company entered into a third extension of the note with mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions remained substantially the same. During the period the Company paid $20,000 of the principal balance, leaving a remaining balance of $23,033.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the three lowest trade prices of three separate trading days recorded in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Note. The Company recorded debt discount of $201,066 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the Note. During the period ended December 31, 2016, the Company issued 106,250,646 shares of common stock upon conversion of $24,300 in principal, plus accrued interest of $3,627. As of December 31, 2016, there remains an aggregate outstanding principal balance of $188,012. During the three months ended December 31, 2016, the Company recognized debt amortization as interest expense in the amount of $5,412.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.51% and 1.20%
Stock volatility factor	Between 97.53% and 135.15%
Months to Maturity	3 months to 2 years
Expected dividend yield	None

At December 31, 2016, the fair value of the derivative liability was $421,886.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. During the three months ended December 31, 2016, the Company received advances in the aggregate of $35,000. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty four (24) months from each advance. The balance as of December 31, 2016 was $35,000, plus accrued interest of $4,978.

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has no subsequent events to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. (“XsunX”, the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause XsunX’s actual results to be materially different from any future results expressed or implied by XsunX in those statements. Important facts that could prevent XsunX from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

(a) volatility or decline of the Company’s stock price;

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company’s businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and 10-K/A filed by the Company and any Current Reports on Form 8-K filed by the Company.

Management believes the summary data presented herein is a fair presentation of the Company’s results of operations for the periods presented. Due to the Company’s change in primary business focus and new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended December 31, 2016 and 2015 of $393,702 and $203,229 respectively. The increase in revenue during the three months ended December 31, 2016 was the result of our marketing efforts for the sale of our solar carport and canopy offerings, and establishing a cross marketing sales program to provide companies entering the program an opportunity to market our commercial and residential solar system offerings to their customer base. We believe that the development of these programs during prior periods improved our ability to market our products and services, and to generate revenues, in future periods. The costs of goods sold for the three months ended December 31, 2016 and 2015 was $299,054 and $158,721, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

Operating Expenses:

Operating  expenses increased by $1,444 during the three months ended December 31, 2016 to $126,951 as compared to $125,507 for the three months ended December 31, 2015. The increase in SG&A expenses was related primarily due to the Company experiencing an increase to sales and the administrative costs consistent with the increase to revenues in the period. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) decreased by $(52,784) to $(3,208) for the three months ended December 31, 2016, compared to $49,576 for the three months ended December 31, 2015. The decrease was the result of a decrease in interest expense of $19,100, which included a decrease in non-cash amortization of debt discount in the amount of $16,145, a decrease in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $70,684, a decrease in gain on sale of asset of $1,000, with an increase in penalties of $200.

Net Income (Loss):

For the three months ended December 31, 2016, our net loss was $(35,511) as compared to a net loss of $(31,423) for the three months ended December 31, 2015. This increase in net income primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2016 of $813,539, as compared to a working capital deficit of $725,986 as of September 30, 2016. The increase in working capital deficit of $87,553 was the result of an increase in cash, cost in excess of billing, prepaid expenses, accounts payable and other payable, accrued expenses, customer retainer, an increase in convertible notes, with a decrease in accounts receivable, billing in excess of cost, billing in excess of cost, and derivative liability, with.

Cash flow provided by operating activities was $110,007 for the three months ended December 31, 2016, as compared to cash flow used by operating activities of $(46,413) for the three months ended December 31, 2015. The increase in cash flow provided by operating activities was due to an increase in liabilities, with a decrease in current assets.

Cash flow provided by investing activities for the three months ended December 31, 2016 and 2015 were $0 and $1,000, respectively. The net change in investing activities was primarily due to proceeds received of $1,000 from the sale of certain assets in the prior period.

Cash used by financing activities for the three months ended December 31, 2016 was $20,000, as compared to $40,000 provided for the three months ended December 31, 2015. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 14, 2016, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2016, the Company’s capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) revenues in the amount of $393,702.

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
Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective. See also “Internal Control Over Financial Reporting” below in Item 4 of this report.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. The SEC rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company’s internal controls over financial reporting be based upon a recognized internal control framework. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) that has been modified to more appropriately reflect the current limited operational scope of the Company as a Development Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal control framework. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures that include the addition of an outside professional accounting services firm to expand the separation of duties and oversight, and to assist in the monthly closing process and reconciliation of accounts to overcome this non-material control weakness.

During the Company’s three months ended December 31, 2016, management continued to assess the Company’s internal and controls procedure documents basing any need for revision upon additional guidance for implementing the model framework created by COSO as is appropriate to our operations and operations of smaller public entities. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 2013, and we believe will satisfy the SEC requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Based on that evaluation, our Chief Executive Officer/Principal Accounting Officer concluded that our internal control over financial reporting as of December 31, 2016 was effective.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended December 31, 2016.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated December 14, 2016, and Form 10-K/A dated February 17, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2016, the Company issued 106,250,646 shares of common stock upon partial conversion of a convertible notes in principal in the amount of $24,300, plus the accrued interest of $3,627.

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

None.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (1)
10.2	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (2)
10.3	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (3)
10.4	Form 8-K related to the engagement of Liggett & Webb P.A. as the independent registered public accounting firm for XsunX, Inc. (4)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema Document(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (5)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)
(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 30, 2017.
(5)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 21, 2017	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer