Form 10-Q
period 2017-03-31
XSUNX INC
filed 2017-05-15
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock issued and outstanding as of May 15, 2017 was 967,714,645.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
XSUNX, INC.
CONDENSED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$43,692	$22,172
Accounts receivable	52,955	30,800
Cost in excess of billing	98,849	10,126
Prepaid expenses	13,166	2,266

Total Current Assets	208,662	65,364

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	626	626
	30,468	30,468
Less accumulated depreciation	(29,993)	(29,930)

Net Property & Equipment	475	538

TOTAL ASSETS	$209,137	$65,902

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$208,613	$46,515
Credit card payable	65,191	65,114
Accrued interest on notes payable	35,290	28,849
Billing in excess of cost	22,818	41,454
Derivative liability	437,862	430,532
Promissory note, related party	35,000	35,000
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $0 and $11,148, respectively	18,033	131,886

Total Current Liabilities	834,807	791,350

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $1,450 and $0, respectively	168,362	115,000

Total Long Term Liabilities	168,362	115,000

TOTAL LIABILITIES	1,003,169	906,350

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 927,562,458 and 783,080,479 shares issued and outstanding, respectively	32,689,795	32,640,840
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,630,975)	(42,628,436)

TOTAL SHAREHOLDERS’ DEFICIT	(794,032)	(840,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$209,137	$65,902

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

SALES	$537,909	$372,718	$931,611	$575,948

COST OF GOODS SOLD	363,551	204,974	662,605	363,695

GROSS PROFIT	174,358	167,744	269,006	212,253

OPERATING EXPENSES
Selling, general and administrative expenses	114,132	127,059	241,052	251,761
Depreciation and amortization expense	32	736	63	1,541

TOTAL OPERATING EXPENSES	114,164	127,795	241,115	253,302

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	60,194	39,949	27,891	(41,049)

OTHER INCOME/(EXPENSES)
Penalties	-	(222)	(200)	(222)
Gain on sale of asset	-	11,249	-	12,249
Gain (Loss) on conversion of debt and change in derivative liability	(15,976)	140,227	(7,330)	219,557
Interest expense	(11,246)	(30,740)	(22,900)	(61,493)

TOTAL OTHER INCOME/(EXPENSES)	(27,222)	120,514	(30,430)	170,091

NET INCOME (LOSS)	$32,972	$160,463	$(2,539)	$129,042

BASIC EARNING (LOSS) PER SHARE	$0.00	$0.00	$(0.00)	$0.00
DILUTED EARNING (LOSS) PER SHARE	$0.00	$0.00	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	895,278,221	711,892,631	869,114,613	708,386,589
DILUTED	1,266,192,697	811,358,293	869,114,613	807,852,251

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2017
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2016	5,000	$50	783,080,479	$32,640,840	$5,335,398	$3,811,700	$(42,628,436)	$(840,448)

Common stock issued upon conversion of debt and accrued interest	-	-	144,481,979	48,955	-	-	-	48,955

Net Loss for the six months ended March 31, 2017	-	-	-	-	-	-	(2,539)	(2,539)
Balance at March 31, 2017 (unaudited)	5,000	$50	927,562,458	$32,689,795	$5,335,398	$3,811,700	$(42,630,975)	$(794,032)

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,539)	$129,042
Adjustment to reconcile net (loss) income to net cash provided (used) in operating activities
Depreciation & amortization	63	1,541
Gain on sale of asset	-	(12,249)
Loss on conversion of debt and change in derivative liability	7,330	(219,557)
Amortization of debt discount recorded as interest expense	9,697	44,170
(Increase) Decrease in Change in Assets:
Accounts receivable	(22,155)	(91,578)
Cost in excess of billing	(88,723)	6,661
Prepaid expenses	(10,900)	(9,399)
Increase (Decrease) in Change in Liabilities:
Accounts payable	162,175	85,398
Accrued expenses	10,208	15,724
Billing in excess of cost	(18,636)	(15,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,520	(65,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	-	(626)
Proceeds from sale of assets	-	16,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	15,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	-	50,000
Payments on convertible promissory notes	(25,000)	(50,000)
Proceeds from related party promissory notes	-	35,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,000)	35,000

NET INCREASE/(DECREASE) IN CASH	21,520	(14,873)

CASH, BEGINNING OF PERIOD	22,172	78,770

CASH, END OF PERIOD	$43,692	$63,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,996	$410
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$48,955	$122,161
Debt discount on new issuances	$-	$13,539
Accrued interest capitalized into convertible notes	$-	$16,033

The accompanying notes are an integral part of these unaudited condensed financial statements
.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2017

1.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K and Form 10-K/A for the year ended September 30, 2016.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.     The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the six months ended March 31, 2017. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, revenue recognition, the deferred tax valuation allowance, the fair value of stock options, and derivative liabilities. Actual results could differ from those estimates.

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

The Asset, “Costs in excess of billing” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billing in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2017, the cost in excess of billing was $98,849 and the billing in excess of costs was $22,818.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2017

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the six months ended March 31, 2017 the Company did not experience costs related to warranty claims.

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

For the six months ended March 31, 2017, the Company calculated the dilutive impact of the convertible debt of $199,845, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was anti-dilutive.

For the six months ended March 31, 2016, the Company calculated the dilutive impact of the convertible debt of $265,033, which is convertible into shares of common stock. The convertible debt was included in the calculation of net earnings per share, because their impact was dilutive.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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
MARCH 31, 2017

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$437,862	$-	$-	$437,862
Total Liabilities measured at fair value	$437,862	$-	$-	$437,862

Fair Value of Financial Instruments
The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of October 1, 2016	$430,532
Net Loss on change in derivative liability and conversion of debt	7,330
Ending balance as of December 31, 2016	$437,862

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

3.   CAPITAL STOCK

At March 31, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2017, the Company issued 144,481,979 shares of common stock upon conversion of principal in the amount of $42,500, plus accrued interest of $6,455.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2017

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

A summary of the Company’s stock option activity and related information follows:

3/31/2017
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	1,500,000	$0.045
Granted	-	-
Exercised	-	-
Expired	(1,500,000)	0.045
Outstanding, end of the period	-	$-
Exercisable at the end of the period	-	$-
Weighted average fair value of options granted during the period		$-

We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the six months ended March 31, 2017.

5.    CONVERTIBLE PROMISSORY NOTES

On October 20, 2015, the Company entered into a third extension of a Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. During the period the Company paid $25,000 of the principal balance, leaving a remaining balance of $18,033. At March 31, 2017, the Note matured and the Company and the Holder entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Note matures eighteen months from each advance. The Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or fifty percent (50%) of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company. The Company recorded debt discount of $201,066 related to the conversion feature of the notes, along with derivative liabilities at inception. On November 20, 2014, the lender advanced $50,000 to the Company under the Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the Note. During the six months ended March 31, 2017, the Company issued 144,481,979 shares of common stock upon conversion of $42,500 in principal, plus accrued interest of $6,455. As of March 31, 2017, there remains an aggregate outstanding principal balance of $169,812. During the six months ended March 31, 2017, the Company recognized debt amortization as interest expense in the amount of $9,697.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2017

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.51% and 2.03%
Stock volatility factor	Between 97.53% and 173.0%
Months to Maturity	5 years
Expected dividend yield	None

At March 31, 2017, the fair value of the derivative liability was $437,862.

6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds.  The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty four (24) months from each advance. The balance as of March 31, 2017 was $35,000, plus accrued interest of $5,841.

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

On April 21, 2017, the Company authorized the issuance of 40,152,187 shares of common stock upon the conversion of $17,411.51 of principal, and $2,664.58 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

On May 12, 2017 XsunX, Inc. (the “Company”) issued a 10% unsecured convertible promissory note (the “Note”) to an accredited investor (the “Lender”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal sums. Upon delivery the Lender advanced $25,000 to the Company under the Note, and, subject to the Lender’s discretion, may advance additional sums to the Company up to the full principal sum of $150,000.

The Company is only required to repay the amounts advanced by the Lender, and not required to repay any unfunded portion of the Note. The Note matures twelve months from the date of issuance and, commencing on the date of any advance, bears interest at 10% per annum on the sums advanced by the Lender. Sums advanced by the Lender under the Note may be converted into shares of the Company’s common stock by the Lender at a conversion price of the lesser of $0.01 (subject to adjustment for stock splits, dividends, combinations and other similar transactions), or 50% of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company.

The Lender agreed that so long as the Note remains outstanding, the Lender will not enter into or effect “short sales” or hedging transactions of the common stock which would established a short position with respect to the common shares of the Company.

The foregoing is qualified in its entirety by the form of Note attached as Exhibit 10.5, which is incorporated herein by reference.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of XsunX, Inc. (“XsunX”, the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K and Form 10-K/A.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and Form 10-K/A filed by the Company and any Current Reports on Form 8-K filed by the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended March 31, 2017 and 2016 of $537,909 and $372,718 respectively. The increase in revenue during the three months ended March 31, 2017 was the result of our marketing efforts for the sale of our solar carport and canopy offerings, and establishing a cross marketing sales program to provide companies entering the program an opportunity to market our commercial and residential solar system offerings to their customer base. We believe that the development of these programs during prior periods improved our ability to market our products and services, and to generate revenues, in future periods. The costs of goods sold for the three months ended March 31, 2017 and 2016 was $363,551 and $204,974, respectively. The Company to date has had minimal revenue and cost of sales, and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $12,927 during the three months ended March 31, 2017 to $114,132 as compared to $127,059 for the three months ended March 31, 2016. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) decreased by $(147,736) to $(27,222) for the three months ended March 31, 2017, compared to $120,514 for the three months ended March 31, 2016. The decrease was the result of a decrease in interest expense of $19,494, which included a decrease in non-cash amortization of debt discount in the amount of $18,329, a decrease in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $156,203, a decrease in gain on sale of asset of $11,249, with an decrease in penalties of $222.

Net Income (Loss):

For the three months ended March 31, 2017, our net income was $32,972 as compared to net income of $160,463 for the three months ended March 31, 2016. This decrease in net income primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2017 COMPARED TO SIX MONTHS ENDED MARCH 31, 2016.

Revenue and Cost of Sales:

The Company generated revenues in the six months ended March 31, 2017 and 2016 of $931,611 and $575,948 respectively. The increase in revenue during the six months ended March 31, 2017 was the result of our marketing efforts for the sale of our solar carport and canopy offerings, and establishing a cross marketing sales program to provide companies entering the program an opportunity to market our commercial and residential solar system offerings to their customer base. We believe that the development of these programs during prior periods improved our ability to market our products and services, and to generate revenues, in future periods. The costs of goods sold for the three months ended March 31, 2017 and 2016 was $662,605 and $363,695, respectively. The Company to date has had minimal revenue and cost of sales, and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $10,709 during the six months ended March 31, 2017 to $241,052 as compared to $251,761 for the six months ended March 31, 2016. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in the administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income and (expenses) decreased by $(200,521) to $(30,430) for the six months ended March 31, 2017, compared to $170,091 for the six months ended March 31, 2016. The decrease was the result of a decrease in interest expense of $38,593, which included a decrease in non-cash amortization of debt discount in the amount of $34,474, a decrease in non-cash gain on conversion of debt and change of fair value of the derivative instruments of $226,887, a decrease in gain on sale of asset of $12,249, with an decrease in penalties of $22.

Net Income (Loss):

For the six months ended March 31, 2017, our net loss was $(2,539) as compared to net income of $129,042 for the six months ended March 31, 2016. This decrease in net income primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2017 of $626,145, as compared to a working capital deficit of $725,986 as of September 30, 2016. The decrease in working capital deficit of $99,841 was the result of an increase in cash, accounts receivable, cost in excess of billing, prepaid expenses, accounts payable and other payable, accrued expenses, an increase in derivative liability, with a decrease in billing in excess of cost, convertible notes.

Cash flow provided by operating activities was $46,520 for the six months ended March 31, 2017, as compared to cash flows used in operating activities of $(65,247) for the six months ended March 31, 2016. The increase in cash flow provided by operating activities was due to an increase in income, with a decrease in administrative expenses.

Cash flow provided by investing activities for the six months ended March 31, 2017 and 2016 were $0 and $15,374, respectively. The net change in investing activities was primarily due to proceeds received of $16,000 from the sale of certain assets and purchases of fixed assets in the prior period.

Cash used in financing activities for the six months ended March 31, 2017 was $25,000, as compared to $35,000 provided by financing activities for the six months ended March 31, 2016. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 14, 2016, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2017, the Company’s capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital and (ii) revenues in the amount of $537,909.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated December 14, 2016, and Form 10-K/A dated February 17, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company issued 38,231,333 shares of common stock upon partial conversion of a convertible notes in principal in the amount of $18,200, plus the accrued interest of $2,827.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On March 17, 2017, the Company authorized the issuance of 38,231,333 shares of common stock upon the conversion of $18,200 of principal, and $2,827.23 of accrued interest, and on April 21, 2017 authorized the issuance of 40,152,187 shares of common stock upon the conversion of $17,411.51 of principal and $2,664.58 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

On May 12, 2017 XsunX, Inc. (the “Company”) issued a 10% unsecured convertible promissory note (the “Note”) to an accredited investor (the “Lender”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal sums. Upon delivery the Lender advanced $25,000 to the Company under the Note, and, subject to the Lender’s discretion, may advance additional sums to the Company up to the full principal sum of $150,000.

The Company is only required to repay the amounts advanced by the Lender, and not required to repay any unfunded portion of the Note. The Note matures twelve months from the date of issuance and, commencing on the date of any advance, bears interest at 10% per annum on the sums advanced by the Lender. Sums advanced by the Lender under the Note may be converted into shares of the Company’s common stock by the Lender at a conversion price of the lesser of $0.01 (subject to adjustment for stock splits, dividends, combinations and other similar transactions), or 50% of the lowest trade price on any trade day following issuance of the Note, or the lowest effective price per share granted to any person or entity to acquire common stock after the issuance date of the Note, with the exception of the price per share offered to officers and directors of the Company.

The Lender agreed that so long as the Note remains outstanding, the Lender will not enter into or effect “short sales” or hedging transactions of the common stock which would established a short position with respect to the common shares of the Company.

The foregoing is qualified in its entirety by the form of Note attached as Exhibit 10.5, which is incorporated herein by reference.

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

Exhibit	Description
10.1	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (1)
10.2	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (2)
10.3	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (3)
10.4	Form 8-K related to the engagement of Liggett & Webb P.A. as the independent registered public accounting firm for XsunX, Inc. (4)
10.5	Form of Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000. (5)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema Document(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (5)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)
(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 18, 2016.
(5)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 15, 2017	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer