Form 10-Q
period 2017-06-30
XSUNX INC
filed 2017-08-14
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2017

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

The number of shares of common stock issued and outstanding as of August 14, 2017 was 995,548,070.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
XSUNX, INC.
CONDENSED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$53,036	$22,172
Accounts receivable	34,499	30,800
Cost in excess of billing	29,269	10,126
Prepaid expenses	6,870	2,266

Total Current Assets	123,674	65,364

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	626	626
	30,468	30,468
Less accumulated depreciation	(30,024)	(29,930)

Net Property & Equipment	444	538

TOTAL ASSETS	$124,118	$65,902

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$156,721	$46,515
Credit card payable	62,506	65,114
Accrued interest on notes payable	36,506	28,849
Billing in excess of cost	-	41,454
Derivative liability	392,518	430,532
Promissory note, related party	31,500	35,000
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $463 and $11,148, respectively	42,570	131,886

Total Current Liabilities	734,321	791,350

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $466 and $0, respectively	142,334	115,000

Total Long Term Liabilities	142,334	115,000

TOTAL LIABILITIES	876,655	906,350

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 995,548,070 and 783,080,479 shares issued and outstanding, respectively	32,891,129	32,640,840
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(42,790,814)	(42,628,436)

TOTAL SHAREHOLDERS' DEFICIT	(752,537)	(840,448)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$124,118	$65,902

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

SALES	$159,647	$52,813	$1,091,258	$628,761

COST OF GOODS SOLD	77,825	37,182	740,430	400,877

GROSS PROFIT	81,822	15,631	350,828	227,884

OPERATING EXPENSES
Selling, general and administrative expenses	110,895	122,282	351,946	374,044
Depreciation and amortization expense	31	57	94	1,598

TOTAL OPERATING EXPENSES	110,926	122,339	352,040	375,642

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(29,104)	(106,708)	(1,212)	(147,758)

OTHER INCOME/(EXPENSES)
Penalties	-	-	(200)	(222)
Gain on sale of asset	-	-	-	12,249
Gain (Loss) on conversion of debt and change in derivative liability	(124,245)	(109,454)	(131,575)	110,103
Interest expense	(6,490)	(24,239)	(29,391)	(85,732)

TOTAL OTHER INCOME/(EXPENSES)	(130,735)	(133,693)	(161,166)	36,398

NET LOSS	$(159,839)	$(240,401)	$(162,378)	$(111,360)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	967,318,748	743,854,380	901,849,325	727,873,505

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED JUNE 30, 2017
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2016	5,000	$50	783,080,479	$32,640,840	$5,335,398	$3,811,700	$(42,628,436)	$(840,448)

Common stock issued upon conversion of debt and accrued interest	-	-	212,467,591	250,289	-	-	-	250,289

Net Loss for the nine months ended June 30, 2017	-	-	-	-	-	-	(162,378)	(162,378)
Balance at June 30, 2017 (unaudited)	5,000	$50	995,548,070	$32,891,129	$5,335,398	$3,811,700	$(42,790,814)	$(752,537)

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,378)	$(111,360)
Adjustment to reconcile net loss to net cash provided (used) in operating activities
Depreciation & amortization	94	1,598
Gain on sale of asset	-	(12,249)
(Gain)/Loss on conversion of debt and change in derivative liability	131,575	(110,103)
Amortization of debt discount recorded as interest expense	10,752	60,819
(Increase) Decrease in Change in Assets:
Accounts receivable	(3,699)	(20,000)
Cost in excess of billing	(19,143)	6,661
Prepaid expenses	(4,604)	(3,710)
Increase (Decrease) in Change in Liabilities:
Accounts payable	107,598	6,584
Accrued expenses	15,623	25,322
Billing in excess of cost	(41,454)	26,137
Deferred revenue	-	(15,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	34,364	(145,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	-	(626)
Proceeds from sale of assets	-	16,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	15,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	25,000	130,000
Payments on convertible promissory notes	(25,000)	(80,000)
Proceeds from related party promissory notes	-	35,000
Payments on related party promissory notes	(3,500)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,500)	85,000

NET INCREASE/(DECREASE) IN CASH	30,864	(44,927)

CASH, BEGINNING OF PERIOD	22,172	78,770

CASH, END OF PERIOD	$53,036	$33,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18,638	$410
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$250,289	$223,372
Debt discount on new issuances	$369	$15,347
Accrued interest capitalized into convertible notes	$-	$16,033

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2017

1.     Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2016.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the nine months ended June 30, 2017. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2017

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Asset, “Costs in excess of billing” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billing in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2017, the cost in excess of billing was $29,269 and the billing in excess of costs was $0.

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the nine months ended June 30, 2017 the Company did not experience costs related to warranty claims.

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

For the nine months ended June 30, 2017, the Company calculated the dilutive impact of the convertible debt of $197,833, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was anti-dilutive.

For the nine months ended June 30, 2016, the Company calculated the dilutive impact of the convertible debt of $290,000, which is convertible into shares of common stock. The convertible debt was included in the calculation of net earnings per share, because their impact was dilutive.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2017

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$392,518	$-	$-	$392,518
Total Liabilities measured at fair value	$392,518	$-	$-	$392,518

Fair Value of Financial Instruments
The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of October 1, 2016	$430,532
Fair value of derivative liabilities issued	535
Gain on change in derivative liability and conversion of debt	(38,549)
Ending balance as of June 30, 2017	$392,518

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2017

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

3.     CAPITAL STOCK

At June 30, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the nine months ended June 30, 2017, the Company issued 212,467,591 shares of common stock upon conversion of principal in the amount of $69,512, plus accrued interest of $10,653, with an aggregate fair value loss on settlement of debt of $170,124.

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

6/30/2017
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of the period	1,500,000	$0.045
Granted	-	-
Exercised	-	-
Expired	(1,500,000)	0.045
Outstanding, end of the period	-	$-
Exercisable at the end of the period	-	$-
Weighted average fair value of options granted during the period		$-

We account for stock-based payment award forfeitures as they occur. The Company did not recognize stock-based compensation expense in the statement of operations during the nine months ended June 30, 2017.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2017

5.     CONVERTIBLE PROMISSORY NOTES

On October 20, 2015, the Company entered into a third extension of a Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price ("VWAP") occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. During the nine months ended June 30, 2017 the Company paid $25,000 of the principal balance, leaving a remaining balance of $18,033. As of June 30, 2017, the Note has matured and the Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the three lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the nine months ended June 30, 2017, the Company issued 212,467,591 shares of common stock upon conversion of $69,512 in principal, plus accrued interest of $10,653. As of June 30, 2017, there remains an aggregate outstanding principal balance of $142,800. During the nine months ended June 30, 2017, the Company recognized debt amortization as interest expense in the amount of $10,680.

On May 12, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the May Note. The Lender may pay additional consideration at the Lenders discretion. The May Note matures twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded debt discount of $535 related to the conversion feature of the May Note, along with derivative liability at inception. During the nine months ended June 30, 2017, the Company recognized debt amortization as interest expense in the amount of $72.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.51% and 2.03%
Stock volatility factor	Between 93.0% and 173.0%
Months to Maturity	1 - 5 years
Expected dividend yield	None

At June 30, 2017, the fair value of the derivative liability was $392,518.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
JUNE 30, 2017

6.     NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds.  The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty four (24) months from each advance. During the period the Company paid back $3,500 of the Note. The balance as of June 30, 2017 was $31,500, plus accrued interest of $6,633.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

On July 31, 2017, the Company received an additional tranche in the amount of $25,000 from a May 12, 2017 10% unsecured convertible promissory note (the May Note).

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

Business Overview/Summary

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), energy storage, and energy efficiency technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar energy a sound investment for our clients is our mission.

We service the commercial and residential PV markets in California specializing in solar carport, truckport, and solar PV canopy systems providing project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty management, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full-time project management and licensed assembly crews ensure a seamless process, from start to finish.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016.

 Revenue and Cost of Sales:

The Company generated revenues in the three months ended June 30, 2017 and 2016 of $159,647 and $52,813 respectively. The increase in revenue during the three months ended June 30, 2017 was the result of our marketing efforts for the sale of our commercial solar carport and truckport PV systems.

We believe that the development of our solar canopy PV systems in prior periods continues to provide us with the greatest opportunity for sales growth, and revenue generation in future periods. However, the sale and delivery of our canopy systems can experience extended sales cycles attributable to delays in customer project financing that can delay our ability to close sales timely, or to recognize revenues through extended planning or permitting processes for the canopy structures that may span reporting periods. We anticipate that through our marketing efforts purchase interest, and sales, in this product group will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue generation results.

The costs of goods sold for the three months ended June 30, 2017 and 2016 was $77,825 and $37,182, respectively. The Company to date has had minimal revenue and cost of sales, and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $11,387 during the three months ended June 30, 2017 to $110,895 as compared to $122,282 for the three months ended June 30, 2016. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended June 30, 2017 was $31, compared to $57 for the three months ended June 30, 2016.

Other Income/(Expenses):

Other income and (expenses) decreased by $(2,958) to $(130,735) for the three months ended June 30, 2017, compared to $(133,693) for the three months ended June 30, 2016. The decrease was the result of a decrease in interest expense of $17,749, which included a decrease in non-cash amortization of debt discount in the amount of $15,593, and a decrease in non-cash loss on conversion of debt and change of fair value of the derivative instruments of $103,282, with an increase in fair value of loss on settlement of debt of $118,073.

Net Income (Loss):

For the three months ended June 30, 2017, our net loss was $(159,839) as compared to net loss of $(240,401) for the three months ended June 30, 2016. This decrease in net income primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in revenue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO NINE MONTHS ENDED JUNE 30, 2016.

Revenue and Cost of Sales:

The Company generated revenues in the nine months ended June 30, 2017 and 2016 of $1,091,258 and $628,761 respectively. The increase in revenue during the nine months ended June 30, 2017 was the result of our marketing efforts for the sale of our commercial solar carport and truckport systems.

We believe that the development of our solar canopy PV systems in prior periods continues to provide us with the greatest opportunity for sales growth and revenue generation in future periods. However, the sale and delivery of our canopy systems can experience extended sales cycles attributable to delays in customer project financing that can delay our ability to close sales timely, or to recognize revenues through extended planning or permitting processes for the canopy structures that may span reporting periods. We anticipate that through our marketing efforts purchase interest, and sales, in this product group will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue generation results.

The costs of goods sold for the nine months ended June 30, 2017 and 2016 was $740,430 and $400,877, respectively. The Company to date has had minimal revenue and cost of sales, and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $22,098 during the nine months ended June 30, 2017 to $351,946 as compared to $374,044 for the nine months ended June 30, 2016. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in the administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the nine months ended June 30, 2017 was $94, compared to $1,598 for the nine months ended June 30, 2016.

Other Income/(Expenses):

Other income and (expenses) increased by $(197,564) to $(161,166) for the nine months ended June 30, 2017, compared to $36,398 for the nine months ended June 30, 2016. The decrease was the result of a decrease in interest expense of $56,341, which included a decrease in non-cash amortization of debt discount in the amount of $50,066, a decrease in penalties of $22, a decrease in gain on sale of asset of $12,249, with an increase in non-cash loss on conversion of debt and change of fair value of the derivative instruments of $198,439, and an increase in loss on fair value on settlement of debt of $43,239.

Net Income (Loss):

For the nine months ended June 30, 2017, our net loss was $(162,378) as compared to net loss of $(111,360) for the nine months ended June 30, 2016. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in revenue.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2017 of $610,647, as compared to a working capital deficit of $725,986 as of September 30, 2016. The decrease in working capital deficit of $115,339 was the result of an increase in cash, accounts receivable, cost in excess of billing, prepaid expenses, accounts payable, accrued expenses, with a decrease in derivative liability, a decrease in billing in excess of cost, and convertible notes and other payable.

Cash flow provided by operating activities was $34,364 for the nine months ended June 30, 2017, as compared to cash flows used in operating activities of $(145,301) for the nine months ended June 30, 2016. The increase in cash flow provided by operating activities was due to an increase in income, with a decrease in administrative expenses.

Cash flow provided by investing activities for the nine months ended June 30, 2017 and 2016 were $0 and $15,374, respectively. The net change in investing activities was primarily due to proceeds received of $16,000 from the sale of certain assets and purchases of fixed assets in the prior period.

Cash used in financing activities for the nine months ended June 30, 2017 was $(3,500), as compared to $85,000 provided by financing activities for the nine months ended June 30, 2016. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV) Systems for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 14, 2016, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended June 30, 2017, the Company’s capital needs have been met from the use of working capital provided by the proceeds of (i) the Company’s working capital, (ii) revenues in the amount of $1,091,258, and equity financing in the amount $25,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company issued 67,985,612 shares of common stock upon partial conversion of a convertible notes in principal in the amount of $27,012, plus the accrued interest of $4,198.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On April 21, 2017 the Company authorized the issuance of 40,152,187 shares of common stock upon the conversion of $17,411.51 of principal and $2,664.58 of accrued interest, and again on June 1, 2017 authorized the issuance of 27,833,425 shares of common stock upon the conversion of $9,600 of principal and $1,533.37 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

On July 31, 2017, the Company received a tranche in the amount of $25,000 from a May 12, 2017 10% unsecured convertible promissory note (the May Note).

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

Exhibit	Description
10.1	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (1)
10.2	Form of Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations in the amount of up to $80,000. (2)
10.3	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (3)
10.4	Form 8-K related to the engagement of Liggett & Webb P.A. as the independent registered public accounting firm for XsunX, Inc. (4)
10.5	Form of Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000. (5)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
101.INS	XBRL Instance Document (6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (6)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)
(1)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(2)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 18, 2016.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 15, 2017.
(6)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 14, 2017	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer