Form 10-K
period 2017-09-30
XSUNX INC
filed 2017-12-21
CIK 1039466

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  __________ TO __________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☒        NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

(Check one):
☐ Large accelerated filer	☐Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) (Check one): Yes ☐      NO ☒

As of March 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,215,654 based on the closing price as reported on the OTC Markets.

As of December 20, 2017, there were 1,264,373,754 shares of the registrant’s company common voting stock outstanding.

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

Business Overview/Summary

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), energy storage in the form of managed battery systems, and energy use management technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar and managed energy solutions a sound investment for our clients is our mission.

We service the commercial self-generation energy market in California, and to a lesser extent the residential solar PV market where we see fewer barriers to entry and an overly competitive marketplace. We provide project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty service, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full time project management and licensed assembly crews ensure a seamless process, from start to finish.

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

Recent Developments

In the 2017 period we expanded our product group to include managed energy storage systems comprised of lithium batteries, charge/discharge control, and demand charge management software.  The addition of these product capabilities was in response to rising and shifting time-of-use and demand-based charges (measured in kilowatts) by utilities. Pairing solar PV with energy storage can significantly boost project returns through the monitoring and comparison of these time-of-use and demand charges to real-time facility energy needs to then deliver renewable or stored energy when it provides the greatest savings for operations. This product group focuses primarily on commercial facilities and can be installed as a stand-alone technology or paired with our commercial solar rooftop, carport, truckport, and covered storage canopy systems.

Also in 2017 we began efforts to offer our solar car, truck, and storage area solar canopy design/build capabilities to solar contractors and developers. Having established in-house capabilities to design, directly source all the major system components, and install canopy systems has provided us with what we believe is an advantage over other solar contractors whom typically rely on costly third-party specialty contractors to install canopy systems for their solar projects. We believe that offering canopy design/build services to solar contractors creates an opportunity to expand sales for these services for which this group of contractor/customers were already seeking assistance with.

Market Drivers for Solar Power

We believe that a significant demand for solar power and energy storage solutions is developing as a result of following drivers:

•
Solar and stored energy provides the ability to control and predict future energy costs. Our customers invest in the ability to self-generate power and to manage the use and delivery of energy to their operations. These investments provide predictability and control of energy costs, and can significantly reduce overall energy costs while insulating clients from rising retail electricity prices.

•
Maturity and dependability of solar and energy storage technologies. The results and benefits from investments in solar power systems and, the growing effectiveness of new battery chemistries have produced extensive statistical performance data. This historical performance data allows investment benefits for near and long-term future operations to be accurately estimated. This provides customers greater reliance on future results, and the confidence to make investments.

•
Rapid capital recovery of energy management investments. Reports provided by U.S. Energy Department continue to indicate that the installed price reductions for solar PV and energy storage systems are driving growth for installation demand. These cost reductions for the major components allow us to provide per watt pricing for solar PV and per kilowatt hour pricing for energy storage that, coupled with tax and operating benefits, can often result in capital investment recovery within 3 to 4 years.

•
Government Incentives. Helping to further facilitate the market for investments into self-generated power are Federal, State, and local government tax and investment incentives. Federal, state and local government bodies provide incentives to owners, operators, and end users of solar and energy storage systems to promote self-generation energy in the form of rebates, tax credits, exclusion of solar energy systems from property tax assessments and, to a diminishing degree, other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation. These incentives help to drive customer acceptance of self-generation energy as an alternative to utility-provided power.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2016. By statute, this tax credit was scheduled to decrease to 10% on January 1, 2017, but was extended in December by Congress through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021 and 10 percent in 2022 for future periods.

The investment economics for purchasing a solar or energy storage system are also increased through eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. This acceleration of the investment depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and improves the return on solar investment.

Company Operations

What We Do

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), energy storage in the form of managed battery systems, and energy use management technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar and managed energy solutions a sound investment for our clients is our mission.

Our customer relationship development begins with a financial analysis providing estimated investment benefits detailing the anticipated energy systems life span. Through this process we tailor the technologies we select, and our system designs, to maximize the financial benefits and returns for each customer. We then focus on 100% customer satisfaction through consistently matching customer expectations with our performance, and the delivery of our systems.

The key elements of our approach include:

•
Lead Generation. We market our services utilizing efforts that include internet marketing, website, search engine optimization, direct mailer campaigns, and customer referrals. Our sales development efforts work with prospective customers from initial interest through tailored proposals and, ultimately, signed contracts.

•
Detailed Investment Analysis. We use information related to our customer’s energy usage, utility rate tariffs, system costs, current or planned operations, and tax basis to determine optimal technology and investment sizing. We combine this data and provide customers with 25 year investment projections that detail capital recovery expectations, system performance and energy savings, tax and operating benefits, and property re-sale value improvement estimates.

•
Financing. We have established relationships with lenders and have been approved to offer their finance options to prospective customers. Through our lender association network, we offer customers financing options that include commercial equipment loans, lease options, power purchase agreements (PPA’s), PACE & HERO financing through property tax assessment, and through our lender network we offer clients the option to apply tax or local utility incentives towards system purchase buy-downs thereby reducing up front out of pocket expenditures or the amount of capital financed.

•
Design & Engineering. To ensure accuracy we perform our site surveys directly and do not rely on third party services. We then finalize designs that will match proposed financial results, and work with a highly skilled team of qualified engineers with extensive commercial experience to ensure compliance with all codes, and best practices for systems operation.

•
Installation. We make the installation process simple for our customers. Once we complete the design and engineering of an energy system, we obtain all necessary building permits. Then, as the general contractor and construction manager, we provide all materials and components and use qualified licensed contractors with commercial electrical and solar experience to provide on-site assembly of systems, utility interconnections, and roofing or structural work. We manage and ensure local building department approvals, and arrange for interconnection to the power grid with the utility.

•
Monitoring, Maintenance, and Service. We provide our customers with real-time facility wide monitoring of energy generation, and facility wide energy consumption. In addition to providing clients with a better understanding of their energy usage, and the opportunity to modify their usage to realize savings, these monitoring systems allow us to confirm the continuing proper operation of installed solar energy systems. We also service what we sell and provide customers with a single source for all system maintenance or warranty coordination and service.

Customers

The majority of our revenue comes from installations of commercial solar systems in California.  Approximately 83% of our sales in 2017 were in the commercial market and approximately 17% were generated by residential sales. We anticipate that through our expanding efforts to promote the sale of our solar canopy and managed energy storage offerings revenues for commercial sales will continue to outpace residential sales through the 2018 period.

Our commercial system sales service the needs of property owners installing solar PV systems typically larger than 20kW, and energy storage systems that start at 60 kilowatt hours of storage capacity.  However, system size and installation type can vary significantly in scope from rooftop solar only installations to solar rooftop and carport, truckport, or covered storage combined installations with integrated whole building energy management solutions. The average cycle time for commercial rooftop installs range approximately 6 to 8 weeks with solar canopies such as carports, truck ports, and covered storage requiring as much as twelve to twenty weeks due to additional permitting requirement and reviews. We help to facilitate financing options to fit the specific needs of each customer.

 Our residential sales address the needs of property owners typically installing systems smaller than 15kW.  The average cycle time for residential rooftop installs is approximately 3 weeks. We help to facilitate financing options to fit the specific needs of each customer.

Sales, Marketing, and Planned Operations

We have focused our sales efforts and operations on the delivery of commercial solar power and energy storage systems in the California market. We believe that our focus provides us long term benefits for brand development as a commercial specialist within a market that we believe to be in the early stages of growth, and poised for a broad adoption of solar power generation.

We see this as a significant business development opportunity as management has the skillset associated with construction management, the licensing qualifications necessary for us to operate as a contractor in California, we have extensive experience associated with solar PV technologies and the design requirements associated with the delivery of a commercial power systems, and there is a market demand available for us to provide these services to. We believe that these efforts will provide us with the fastest path to increasing revenue generation.

In the 2017 period we expanded our product group to include managed energy storage systems comprised of lithium batteries, charge/discharge control, and demand charge management software.  The addition of these capabilities was in response to rising and shifting time-of-use and demand-based charges (measured in kilowatts) by utilities. Pairing solar PV with energy storage can significantly boost project returns through the monitoring and comparison of these time-of-use and demand charges to real-time facility energy needs to then deliver renewable or stored energy when it provides the greatest savings for operations. This product group focuses primarily on commercial facilities and can be installed as a stand-alone technology or paired with our commercial solar rooftop, carport, truckport, and covered storage canopy systems.

Also in 2017 we began efforts to offer our solar car, truck, and storage area canopy design/build capabilities to solar contractors and developers. Having established in-house capabilities to design, directly source all the major system components, and install canopy systems has provided us with what we believe is an advantage over other solar contractors whom typically rely on costly third-party specialty contractors to install canopy systems for their solar projects. We believe that offering canopy design/build services to solar contractors creates an opportunity to expand sales for these services for which this group of contractor/customers were already seeking assistance with.

While residential rooftop solar will continue to offer sales growth opportunities, we believe that our focus on non-residential solar power, managed energy storage, and solar canopy systems can, in many instances, provide us with opportunities to offer customers diverse installation options, larger project sizing, greater energy savings, and the ability to differentiate XsunX from competitors.

We plan to continue to focus our marketing efforts in the 2018 period highlighting the advantages of these product groups through efforts that include web advertising, direct outside sales, targeted direct marketing, commissioned consultants, and the referral of satisfied customers.

Operations and Supply

We purchase all of our system components such as solar panels, inverters, batteries, charge controllers, management software, and solar module mounting hardware directly from manufacturers and supply houses. When possible, we have established direct factory purchasing relationships. We have selected these suppliers and components based on cost, reliability, availability, warranty coverage, ease of installation, application design and suitability, and technology advantages.

Additionally, to compete favorably we have established relationships with lenders through which we can introduce financing options for the systems we design and install. These financing options provide an alternative cash management solution for our target customers, and a sales inducement to purchase systems.

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

Our operations focus is to provide complete project design, management of engineering, facility preparation, installation of systems, repair or restoration to all affected areas resulting from the installation process, and any ongoing maintenance. To accomplish this we use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we provide qualified staff to supervise project operations, inspections, and system start up and energizing. In the 2018 fiscal period we anticipate that our sales may increase, and we plan to expand our direct project management capabilities through the addition of qualified field supervisory and engineering staff.

Competition

We compete with companies that offer solar and energy saving technologies. Many of these competitors have greater resources and access to broader national markets than we do. Our primary areas of competition in the California markets we serve are on pricing, the ability to deliver designs and technology integration that match client goals, service, and the ability to arrange financing. However, when competing for solar installation projects our experience has shown that there is no clear preferred competitor in the markets in which we compete. We also compete with traditional utilities who have well-established relationships with our target customers providing the ease of a status quo relationship without upfront investment costs. The advantages we offer over traditional utilities is that we offer customers the opportunity to create and to manage the use of their own electricity, detach from the traditional electrical grid dependency, and create profitable long-term investments in energy.

Intellectual Property

The following is an outline of certain patents and technologies we have developed, attempted to develop, have acquired, or licensed:

The Company has previously worked to develop a hybrid manufacturing solution to produce high performance Copper Indium Gallium (di) Selenide (CIGS) thin film solar cells.  The technology, which we called CIGSolar, focused on the mass production of individual thin-film CIGS solar cells that match silicon solar cell dimensions and could be offered as a non-toxic, high-efficiency and lowest-cost alternative to the use of silicon solar cells.

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

In September 2003, the Company was assigned the rights to three patents as part of an Asset Purchase Agreement with Xoptix Inc., a California corporation. The patents acquired were No. 6,180,871 for Transparent Solar Cell and Method of Fabrication (Device), granted on January 30, 2001; No. 6,320,117 for Transparent Solar Cell and Method of Fabrication (Method of Fabrication), granted on November 20, 2001; and No. 6,509,204 for Transparent Solar Cell and Method of Fabrication (formed with a Schottky barrier diode and method of its manufacture), granted on January 21, 2003. We do not currently employ nor envision the use of the above-named patents in the development or commercialization of our CIGSolar technology. Because of technological and business developments within the solar industry, we believe that these patents no longer provide business opportunities for the Company to pursue and we have abandoned maintenance of these patents.

On July 10, 2012, the United States Patent and Trademark Office issued a certificate of registration No. 4,172,218 granting the Company a trademark for the use of “CIGSolar”. Because of not having used this trademark during the previous fiscal years we elected to abandon any continued use of this trade mark and allowed the registration to expire in the 2017 fiscal period.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2017.

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

To systems we sell require interconnection permission from the applicable local primary electric utility prior to operation. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the public utility commission or other regulatory body with jurisdiction over net metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

 Our operations are subject to federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. A primary area of compliance are the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety.

Employees and Consultants

As of the fiscal year ended September 30, 2017, we had two full-time employees including Mr. Tom Djokovich who is President and CEO. While we do add to, and reduce, the size of our workforce based on current needs this represents one full-time employee change to the same period ended 2016. To compensate our need for additional staff the Company also relies on qualified consultants and licensed professionals to perform specific functions that otherwise would require an employee. As we expand our business developments efforts we may need to add staff to adequately respond to sales inquiries, project management, and general labor as warranted. We consider relations with our employees and consultants to be good.

Seasonality

Our operations have, in the past, experienced some seasonality for commercial sales with increased demand early and later in in each year. We believe that this trend may be related to late year project sales stemming from client interest in accessing same year tax benefits for solar investments, and early year sales related to fiscal budgeting for energy projects to be installed.

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

We Have Not Generated Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue As A Going Concern.

We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial solar power systems and, to date, have not generated any significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2017 and 2016 was $(498,663) and $(242,866), respectively. Net cash used for operations was $(44,844) and $(171,972) for the years ended September 30, 2017 and 2016, respectively. At September 30, 2017, we had a working capital deficit of $(919,717). We had an accumulated deficit at September 30, 2017 and 2016 of $(43,127,099) and $(42,628,436), respectively.

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

We expect that we will need to obtain additional financing to continue to operate our business, including expenditures to expand operations for the sales, design, and installation of the systems we sell. This financing may be unavailable or available only on disadvantageous terms which could cause the use to curtail our business operations and delay the execution of our business plan.

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products based on our technologies. We expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, successfully expand operations for the sale and delivery of the systems we sell, complete the sales or development of marketable technologies, products, or services, develop a sales network, or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of any portion or all of our business plans, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We may require additional financing to fund future operations, including expansion in current markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on during the year ended September 30, 2017, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

As we continue to expand our business development efforts within the solar PV and energy storage market existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of our systems that may significantly reduce demand for the energy technologies we design and market.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. Future changes to any of these regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our energy systems. For example, in the 2016 year the Public Utility Commission in California approved changes to future Net Energy Metering (NEM) remuneration pricing policies for publicly regulated utilities. These changes have reduced the economic benefits derived by our target customers, and could make investments in solar power generation less desirable, thereby harming our future business, prospects, financial condition and results of operations.

In addition, any other changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services.

We rely on net metering and related policies to offer competitive pricing to our target customers in our key market of California.

California has a regulatory policy known as net energy metering, or net metering. Net metering typically allows our target customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by the customers solar energy system that is in excess of actual facility electric load and that is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used in excess of exported solar power or receives a credit for future use at the retail rate if more energy is produced than consumed.

In 2016 the California Public Utilities Commission adopted new policies known as NEM 2.0 as a successor net energy feed in regulation which became generally effective in the first quarter of 2017 throughout the state. A benefit to NEM 2.0 eliminates caps on solar installations within utility territories through 2019. However, customers applying for NEM interconnection with utilities will now be required to pay one-time interconnection fees between $75 to $150 dollars, and pay an average of 2-3¢/kWh “non-bypassable charge”  thereby effectively reducing the ability for daytime retail rate credits to offset 100% of costs incurred when purchasing power from the utility in the evenings, and NEM customers will be required to move to Time Of Use (TOU) rate plans.

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

Changes in trade policy by the U.S. government imposing trade restrictions or tariffs could adversely impact our ability to provision the products that comprise the solar PV and energy storage systems that we offer, and could impede our ability to offer competitive solar PV and energy storage system products and have a material adverse effect on our business.

As we continue to expand our business development efforts within the solar PV and energy storage market these business operations may depend on the availability of products from offshore manufacturers providing access to low cost materials such as solar modules, batteries, inverters, steel, and wire. In the 2017 calendar year a Section 201 complaint was filed by two American manufacturers of solar modules claiming unfair business practices by foreign solar module suppliers. In November 2017 the ITC issued its report to the President. The determination remedies, if any, are anticipated to be issued in January 2018.

Under section 201 (referred to as global “safeguards”), domestic industries “seriously injured” or threatened with serious injury by increased imports may petition the U.S. Internal Trade Commission (“ITC”)  for import relief.  The ITC determines whether an article is being imported in such increased quantities that it is a substantial cause of serious injury, or threat thereof, to the U.S. industry producing an article like or directly competitive with the imported article.

 If the ITC makes an affirmative determination, it recommends to the President relief that would prevent or remedy the injury and facilitate industry adjustment to import competition.  The President makes the final decision whether to provide relief and the amount of relief.  The President has very wide authority to take whatever measures deemed appropriate including tariffs, quotas, tariff rate quotas, international negotiations, and other measures.

Any resulting determination that creates import barriers or imposes imports tariffs on products we routinely depend on for our systems may limit the timely availability of solar modules, increase costs thereby reducing economic benefits for solar power generation, and make marketing efforts to attract customers more costly and difficult thereby limiting our growth.

As we continue to expand our business development efforts within the solar PV and energy storage market these business operations will depend on the availability of rebates, tax credits and other financial incentives to attract customers. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our planned business expansion.

U.S. federal, state and local government bodies provide incentives to end users and operators of solar and energy storage systems in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to market the low cost operating and investment benefits of solar PV and energy storage systems to our target customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. Certain reductions or terminations could occur without warning.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of solar power and energy storage coupled with solar power. By statute, this tax credit was scheduled to decrease to 10% on January 1, 2017, but was extended in December 2016 by Congress through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021, and 10 percent in 2022 and future years.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business development efforts for the sale of solar PV and energy storage systems and cause a material adverse effect to our future financial condition and results of operations.

Our target customer’s decision to invest in renewable energy will be primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or from other renewable energy sources would harm our ability to offer our products as a competitive alternative and could harm our business. The price of electricity from utilities, while historically proven to be unlikely, could decrease as a result of any number of market conditions including:

•	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies, and;

•	a reduction in the price of natural gas as a result of new drilling techniques or a relaxation of associated regulatory standards;

A reduction in utility electricity prices would make the investment by our target customers into the solar PV and energy storage systems less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease due to any of these reasons, or others, we would be at a competitive disadvantage, we may be unable to attract customers and our growth would be limited.

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

We anticipate that commercial customers will continue to comprise a sizable portion of our business, and the commercial market for energy is particularly sensitive to price changes. Typically, commercial customers pay less for certain aspects of delivered energy from utilities than residential customers. Any future decline in the retail rate of energy, or shifts in the timing of peak rate charges for commercial entities could have a significant impact on our ability to attract commercial customers. We may be unable to offer solar or energy storage systems for the commercial market that produce electricity at rates that are competitive with the price of retail electricity on a non-subsidized basis. If this were to occur, we would be at a competitive disadvantage to other energy providers and may be unable to attract new commercial customers, and our future business operations would be harmed.

Rising interest rates could adversely impact all aspects of current and planned business operations.

Changes in interest rates could have an adverse impact on our business by increasing the cost of capital for our target customers. For example, rising interest rates, or tightening credit requirements, may negatively impact our ability to provide financing sources on favorable terms to facilitate our customers’ purchase of our solar PV and energy storage systems.

As we continue to expand our business development efforts within the solar PV and energy storage system market we will continue to act as the licensed general contractor for our customers and will be subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We intend to, and are required to, operate as a licensed contractor in every region we service, and we will be responsible for customer installations. For our commercial solar PV system projects, we are the general contractor and construction manager, and we will typically rely on licensed subcontractors representing specialty trades such as electrical, concrete, grading, roofing, and carpentry to install the commercial systems we sell. We may be liable to customers for any damage we cause to their facility, belongings or property during the installation of our systems. In addition, any shortages that may occur of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Because our profit on a installation will be based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project.

In addition, our system installations are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. Any new government regulations or utility policies pertaining to the systems we design, and install may result in significant additional expenses to us and our future customers and, as a result, could cause a significant reduction in demand for our systems and services.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar PV and energy storage systems will require our employees, and any subcontractors that we engage, to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings that may be necessary as part of our business may require our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations.

As we continue to expand our business development efforts within the solar PV and energy storage system installation market future problems with product quality or performance may cause us to incur warranty expenses, and may damage our market reputation and cause our financial results to decline.

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter, and solar panel manufacturers to our customers, which generally range from 10 to 25 years. We may also make extended warranties available at an additional cost to customers.

As we continue to expand our business development efforts within the solar PV and energy storage system installation market we may be required to make assumptions and apply judgments regarding many factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of the components employed in the assembly of energy systems. The Company has a limited history of project installations and assesses potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future.

If products and technologies that we market, or products based on technologies we assemble, cannot be developed for manufacture and sold commercially or our products or the products we market become obsolete or noncompetitive we may be unable to recover our investments or achieve profitability which will have a materially adverse effect on our business.

There can be no assurance that any of the products we market that comprise the solar PV and energy storage systems we offer will gain or maintain market acceptance, or our limited research and development efforts will be successful. Further, the areas in which we have developed product groups are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If products based on our technologies cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, any commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept the products that we offer which could have an adverse effect on our business.

There can be no assurance that products we market, or products based on technologies that we may develop, will be perceived as being superior to existing products or new products offered or being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for our products and services may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products we offer, or the technologies of others that we market will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

There is no assurance that the market will accept our continued efforts to offer design, engineering, and installation services for solar electric PV and energy storage systems which could have an adverse effect on our business.

The market for sales and installation of solar electric PV and energy storage systems is highly competitive with limited barriers to entry by potential competitors. There can be no assurance that the products and services we will offer will be perceived as being superior or a better value to other comparable products and services offered by competing companies or that such products will otherwise be accepted by consumers. If consumers do not accept our design, engineering, and installations services at the pricing we offer we may be unable to recover our investments, make sales of any significance, or achieve profitability.

Other companies, many of which have greater resources than we have, may develop or offer competing products or technologies which cause products and services we market to become noncompetitive which could have an adverse effect on our business.

We have and will continue to compete with firms, both domestic and foreign, that perform research and development, as well as firms that sell or install solar products. In addition, we expect additional potential competitors to enter the markets for solar and energy storage products and installation services in the future. Some of these competitors are large companies with longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources and research and development staff and facilities. There can be no assurance that one or more such companies will not succeed in developing technologies or products that will become available for commercial sale prior to our products, that will have performance superior to products based on our technologies or that would otherwise render our products noncompetitive. If we fail to compete successfully our business would suffer and we may lose or be unable to gain market share.

The loss of strategic relationships used in provisioning the products that comprise the solar PV and energy storage systems that we offer could impede our ability to offer competitive solar PV and energy storage system products or further the development of our products and have a material adverse effect on our business.

We have established a plan of operations under which a significant portion of our operations will rely on strategic relationships with third parties to provide materials and components necessary for the assembly of solar PV and energy storage systems. A loss of any of our third-party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which could have a material adverse effect on our business.

Our success is highly dependent on the continued services of a limited number of skilled managers, technicians, and access to qualified consultants and licensed subcontractors. The loss of any of these individuals or resources will have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in the market.

We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.

Our current intellectual property consists of trade secrets, and trade dress. To protect our proprietary business methods, technologies and processes, we rely on trade secret protection and we have also sought formal legal devices such as patents. Our success depends in part on our ability to create and maintain intellectual property to differentiate our services. There can be no assurance that we will be able to seek or obtain patents for our products or services in the U.S.

Our future commercial success may require us not to infringe on patents and proprietary rights of third parties, or breach any licenses or other agreements that we have entered into with respect to the products that we market, our technologies, products and businesses. The enforceability of patent positions cannot be predicted with certainty. We have in the past applied for patents covering certain aspects of technologies we have worked to developed and we may elect to file additional patents, if any, as we deem appropriate. Patents, if issued, may be challenged, invalidated or circumvented. There can be no assurance that no other relevant patents have been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or may duplicate technologies developed by us.

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

Standards for compliance with section 404 of The Sarbanes-Oxley Act Of 2002 are subject to change, and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to assess our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to affect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.  Such restrictions could have a materially adverse effect on our business.

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

Item 2. Properties

California Corporate Office Lease

As of September 30, 2017 the Company leases corporate facilities located in Aliso Viejo, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month. The Company may expand into larger facilities to support expanding operations in the 2018 fiscal period.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Market under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2017	High	Low
First Quarter ended December 31, 2016	0.0014	0.0008
Second Quarter ended March 31, 2017	0.0090	0.0010
Third Quarter ended June 30, 2017	0.0019	0.0008
Fourth Quarter ended September 30, 2017	0.0013	0.0006

Year Ended September 30, 2016
First Quarter ended December 31, 2015	0.0085	0.0048
Second Quarter ended March 31, 2016	0.0075	0.0035
Third Quarter ended June 30, 2016	0.0050	0.0021
Fourth Quarter ended September 30, 2016	0.0030	0.0002

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

Number of Holders

As of September 30, 2017, there were approximately 302 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stock holders. As of September 30, 2017, there were 1,040,146,548 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2017 the last reported sales price of our common stock on the OTC Market was approximately $0.001 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which no options were issued and outstanding under the Plan at September 30, 2017.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2017 the Company did not grant or issue any stock purchase options.

Recent Sales of Securities (Registered and Unregistered)

During the year ended September 30, 2017, the Company made the following unregistered issuances at fair value in the aggregate amount of 257,066,069 shares of common stock upon the conversion by the holder of a convertible note as follows:

The Company issued 257,066,069 shares of common stock at prices ranging from $0.00055 to $0.0001 upon conversion of the aggregate amount of $100,234 dollars of principal and accrued interest to the holder of a 10% convertible note.

Unless noted otherwise, all of the above issuances by the Company of its unregistered securities were made by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”).

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were used primarily to fund efforts by the Company to develop business operations for the sale of commercial solar power and energy storage systems, and in the day-to-day operations of the Company and to pay the accrued liabilities associated with these operations.

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

Business Overview

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), energy storage in the form of managed battery systems, and energy use management technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar and managed energy solutions a sound investment for our clients is our mission.

We service the commercial self-generation energy market in California, and to a lesser extent the residential solar PV market where we see fewer barriers to entry and an overly competitive marketplace. We provide project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty service, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full-time project management and licensed assembly crews ensure a seamless process, from start to finish.

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

Plan of Operations

For the fiscal year ending September 30, 2017, the Company has developed a plan of operations focused on the sale, design, and installation of solar power and energy storage systems as a licensed contractor in California.

Our Plan of Operations requires approximately $97,000 to support sales and marketing efforts, $733,000 for general and administrative activities to support operations, and $169,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision costs associated with solar power system installations. However, the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

The Company may change any or all of the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

Management believes the summary data and audit presented herein is a fair presentation of the Company’s results of operations for the periods presented. Due to the Company’s limited historical data with the sale of solar PV and energy storage systems these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

Results of Operations for the Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016.

Revenue and Cost of Sales:

The Company generated revenues of $1,172,972 and $750,556 in the fiscal years ended September 30, 2017, and 2016. The $1,172,972 in revenue, representing an increase of $422,416, during the fiscal period ended September 30, 2017 was primarily due to the use of sales resources to further develop our capabilities for the sale of our solar carport and energy storage offerings, and late year projects that, due to prolonged permitting processes for solar canopies, could not be started in the 2016 fiscal period. The costs of goods sold in the fiscal years ended September 30, 2017 and 2016 were $791,413 and $474,030, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues, and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

We believe that the development of our solar canopy PV systems in prior periods continues to provide us with the greatest opportunity for sales growth, and revenue generation in future periods. However, the sale and delivery of our canopy systems can experience extended sales cycles attributable to delays in customer project financing that can delay our ability to close sales timely, or to recognize revenues through extended planning or permitting processes for the canopy structures that may span reporting periods. We anticipate that through our marketing efforts purchase interest, and sales, in this product group will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $29,544 during the fiscal year ended September 30, 2017 to $453,235 as compared to $482,779 for the prior fiscal year ended September 30, 2016. The decrease in SG&A expenses was related primarily due to the Company experiencing a reduction to the administrative costs associated with the delivery of sold projects as the Company improved its project delivery capabilities. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses)

Other income/(expenses) increased by $391,814 to $(426,823) for the fiscal year ended September 30, 2017, compared to $(35,009) for the prior fiscal year ended September 30, 2016. The increase was the result of an increase in net increase in loss on conversion and change of fair market value of the derivative instruments of $429,042, with a decrease in gain on sale of assets in the amount of $12,249, a decrease in penalties in the amount of $22, a decrease in gain on forgiveness of debt in the amount of $16,604, and a decrease in interest expense in the amount of $66,059, which includes amortization of debt discount of $57,569. The decrease in other income/(expenses) was due to the Company using less financing through the issuance of convertible promissory notes.

Net Loss:

For the fiscal year ended September 30, 2017, our net loss was $(498,663) as compared to a net loss of $(242,866) for the fiscal year ended September 30, 2016. The increase in net loss of $(255,797) primarily stems from the decrease in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with an increase in gross profit due to an increase in revenue. The Company anticipates the trend of losses to continue in future periods until the Company can recognize sales of significance of which there is no assurance.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2017 of $(919,717), as compared to a working capital deficit of $(725,986) as of September 30, 2016. The increase of $193,731 in working capital deficit was the result of an increase in cash, prepaid expenses, accounts payable, accrued expenses, related party promissory note, and derivative liability, with a decrease in contract receivables, billing in excess of cost, and convertible notes. The Company had revenue during the current period, and a reduction in debt financing.

For the fiscal year ended September 30, 2017, our cash flow used by operating activities was $44,844, as compared to cash flow used by operating activities of $171,972 for the prior fiscal year ended September 30, 2016. The decrease in cash flow used of $127,128 by operating activities was primarily due to a net change in net loss associated with the overall decrease in selling, general and administrative expenses resulting from a change in selling efforts to more efficient web based programs and improving project delivery capabilities.

Cash flow used in investing activities was $(772), compared to cash flow provided by investing activities of $15,374 for the fiscal year ended September 30, 2017 and 2016. The increase of $16,146 in investing activities was primarily due to proceeds received from the sale of certain assets, with an offset of fixed assets purchased in the prior fiscal year.

Cash flow provided by financing activities was $46,500 for the fiscal year ended September 30, 2017, as compared to cash provided by financing activities of $100,000 during the fiscal year ended September 30, 2016. The decrease in cash flow provided by financing activities was the result of a decrease in the Company’s reliance on cash provided through equity financing. Our capital needs have primarily been met from the revenue and proceeds of private placements, and the sale of convertible notes. There is no assurance that our revenue will exceed our operating cost.

For the fiscal year ending September 30, 2017, the Company has developed a plan of operations focused on the sale, design, and installation of solar power, energy storage, and solar canopy systems as a licensed contractor in California.

PLAN OF OPERATION AND FINANCING NEEDS

Our Plan of Operations, based upon the aforementioned activities, requires approximately $97,000 to support sales and marketing efforts, $733,000 for general and administrative activities to support operations, and $169,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision with costs associated with solar power system installations. However, the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Managements Report of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On August 16, 2017 the Company issued 44,598,478 shares of common upon conversion of $17,000 of principal and $3,069 in accrued interest by the holder of a 10% convertible Note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2017:

Name	Age	Position Held	Tenure
Tom Djokovich	60	CEO, President, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009, President since January 2013
Thomas Anderson	52	Director	Since August 2001
Oz Fundingsland	74	Director	Since November 2007
Michael Russak	70	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 60, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

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

Independent Directors

Mr. Thomas Anderson, age 52, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 74, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 70, became a director of the Company in November 2007;

On November 28, 2007, the Company announced the appointment of Dr. Michael A. Russak as a Director. Dr. Michael A. Russak brings decades of business management, finance, and corporate governance experience to XsunX. His professional and business experience includes his tenure as Executive Vice President of Business Development with Intevac, Inc. in Santa Clara, CA.  From 2001 to 2006 he was President and Chief Technical Officer of Komag, Inc., a manufacturer of hard magnetic recording disks for hard disk drive applications. From 1993 to 2001 he was Chief Technical Officer of HMT Technology, Inc. also a manufacturer of magnetic recording disks. From 1985 to 1993 he was a research staff member and program manager in the Research Division of the IBM Corporation. Dr. Russak has over thirty five years of industrial experience progressing from a research scientist to senior executive officer of two public companies. He has expertise in thin film materials and devices for magnetic recording, photovoltaic, solar thermal applications, semiconductor devices as well as glass, glass-ceramic and ceramic materials. He also has over twelve years’ experience at the executive management level of public companies with significant off shore development and manufacturing functions. He received his B.S. in Ceramic Engineering in 1968 and Ph.D. in Materials Science in 1971, both from Rutgers University in New Brunswick, NJ. During his career, he has been a contributing scientist and program manager at the Grumman Aerospace Corporation, a Research Staff Member and technical manager in the areas of thin film materials and processes at the Research Division of the IBM Corporation at the T.J. Watson Research Laboratories. In 1993, he joined HMT Technology, a manufacturer of thin film disks for magnetic storage, as Vice President of Research and Development. His responsibilities included new product design and introduction. Dr. Russak became Chief Technical Officer of HMT and held that position until 2000 when HMT merged with Komag Inc. Dr. Russak was appointed President and Chief Technical Officer of the combined company. He continued to set technical, operational and business direction for Komag until his retirement at the end of 2006. He has published over 90 technical papers, and holds 23 U.S. patents.

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

Board Committees; Audit Committee

As of September 30, 2017, the Company’s board was comprised of four directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2017, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company’s board of directors adopted a Code of Ethics policy on January 7, 2008.

Item 11. Executive Compensation

Overview

We are in the developing stages of executing a business plan focused on the sale, design, installation, and servicing of commercial solar power, energy storage, and solar canopy systems and we rely on our board of directors to evaluate compensation and incentive offerings made by the Company as it applies to our executive officers. To date, our compensation policy has been conducted on a case by case basis with input from our chief executive officer, and focused on the following four primary areas; (a) first the Company’s commitment capabilities within the scope of objectives and capital capabilities, (b) salary compensatory with peer group companies and peer position, (c) cash bonuses tied to sales and revenue attainment, and (d) long term equity compensation tied to strategic objectives of establishing marketable solar technologies.

In this Compensation Discussion and Analysis, the individuals in the Summary Compensation Table set forth below are referred to as the “named executive officers”. Generally, the types of compensation and benefits provided to the named executive officers may be similar to what we intend to provide to future executive officers.

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer and our president (collectively, our “named executive officers”) for the fiscal years ended September 30, 2017, and 2016 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Tom Djokovich, CEO(1)	2017	169,000	0	0	0	0	14,747	183,747
	2016	169,000	0	0	0	0	17,644	186,644

(1)
In addition to Mr. Djokovich’s salary compensation the Company provided Mr. Djokovich with co-payments totaling $14,747 and $17,644 for health insurance premiums as part of the Company’s health insurance program in the fiscal periods ended 2017, and 2016 respectively.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2017, and 2016 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2017	0	0	0
	2016	0	0	0

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2017

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested (#)

Tom Djokovich, CEO	-	-	-	-	-	-	-	-	-

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich
Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, a Director, and the qualifying person for the Company’s California State contractor’s license. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2017 fiscal period was $169,000 in collected wages. Mr. Djokovich was also provided with approximately $14,747 for use in the payment of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich. Mr. Djokovich is also subject to confidentiality and non-solicitation provisions which provide that Mr. Djokovich will not divulge information or solicit employees for 24 months after termination of his employment.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2017, Directors did not receive compensation for their services as Directors. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)

Tom Djokovich	$0	0	0	0	$0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2017, as applicable, new or existing employment agreements were reviewed and deliberated by the four members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 20, 2017, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	14,068,000	5,000	61.11%
Thomas Anderson Director	4,433,333	0	< 1%
Oz Fundingsland Director	4,166,667	0	< 1%
Mike Russak Director	4,433,333	0	< 1%
All Officers & Directors as a Group (4 individuals)	27,101,333	0	62.14%

Each principal shareholder has sole investment power and sole voting power over the shares.

(1)
Applicable percentage ownership is based on 1,264,373,754 shares of common stock issued and outstanding as of December 20, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 14,068,000 shares owned by the Djokovich Limited Partnership at December 20, 2017. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)
The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of December 20, 2017, Mr. Djokovich held 14,068,000 shares of the Company’s common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 749,005,896 shares of common stock or approximately 61.11% of the Company’s voting stock.

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

Issuance of Convertible Promissory Notes

On October 1, 2013, the Company issued unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Tom Anderson, Dr. Michael Russak, and Oz Fundingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes mature on October 1, 2014, and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any remaining principal sum.  So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares. Dr. Russak and Mr. Fundingsland had converted their Note and received collectively 5,599,999 shares of common stock in the 2014 fiscal period. Mr. Anderson has not converted his Note as of the date of this report.

Item 14. Principal Accounting Fees and Services

2017

For the fiscal year ended September 30, 2017, Liggett & Webb P.A. billed $37,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2016, March 31, 2017, June 30, 2017 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by Haynie & Company in the fiscal year ended September 30, 2017.

2016

For the fiscal year ended September 30, 2016, Haynie & Company billed $36,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 30, 2015, March 31, 2016, June 30, 2016 and for audit fees related to the Company’s annual report on Form 10-K. No Audit-Related, Tax or other fees were billed by HJ Associates & Consultants, LLP in the fiscal year ended September 30, 2016.

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

10.8	Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013. (10)
10.9	Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations. (11)
10.10	Form of Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000. (12)
31.1	Sarbanes-Oxley Certification (13)
32.1	Sarbanes-Oxley Section 906 Certification (13)
101.INS	XBRL Instance Document (13)
101.SCH	XBRL Taxonomy Extension Schema Document (13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (13)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (13)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (13)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (13)

(1)
Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 14, 2016.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(12)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 15, 2017.
(13)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2017	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	December 20, 2017
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	December 20, 2017
Thomas Anderson, Director

December 20, 2017
Oz Fundingsland, Director

/s/ Michael Russak	December 20, 2017
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
XsunX, Inc.
Alisa Viejo, CA

We have audited the accompanying balance sheet of XsunX, Inc. as of September 30, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2017, and the results of its operations and its cash flows in the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 1 to the financial statements, the Company has a history of losses and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Liggett & Webb, P.A.

New York, NY
December 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of XsunX, Inc.

We have audited the accompanying balance sheet of XsunX, Inc. as of September 30, 2016, and the related statements of operations, stockholders’ equity, and cash flows the year then ended. XsunX, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XsunX, Inc. as of September 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company
Salt Lake City, UT
December 14, 2016

XSUNX, INC.
Balance Sheets

	September 30, 2017	September 30, 2016

ASSETS

CURRENT ASSETS
Cash	$23,056	$22,172
Accounts receivable	17,125	30,800
Cost in excess of billing	-	10,126
Prepaid expenses	6,967	2,266

Total Current Assets	47,148	65,364

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	1,398	626
	31,240	30,468
Less accumulated depreciation	(30,094)	(29,930)

Net Property & Equipment	1,146	538

TOTAL ASSETS	$48,294	$65,902

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$83,870	$46,515
Credit card payable	67,521	65,114
Accrued interest on notes payable	39,206	28,849
Billing in excess of cost	14,955	41,454
Derivative liability	625,645	430,532
Promissory note, related party	31,500	35,000
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $865 and $11,148, respectively	92,168	131,886

Total Current Liabilities	966,865	791,350

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $147 and $0, respectively	125,653	115,000

Total Long Term Liabilities	125,653	115,000

TOTAL LIABILITIES	1,092,518	906,350

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,040,146,548 and 783,080,479 shares issued and outstanding, respectively	32,935,727	32,640,840
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock options/warrants	3,811,700	3,811,700
Accumulated deficit	(43,127,099)	(42,628,436)

TOTAL SHAREHOLDERS’ DEFICIT	(1,044,224)	(840,448)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$48,294	$65,902

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
Statements of Operations
For the Years Ended September 30, 2017 and 2016

	Years Ended
	September 30, 2017	September 30, 2016

SALES	$1,172,972	$750,556

COST OF GOODS SOLD	791,413	474,030

GROSS PROFIT	381,559	276,526

OPERATING EXPENSES
Selling, general and administrative expenses	453,235	482,779
Depreciation and amortization expense	164	1,604

TOTAL OPERATING EXPENSES	453,399	484,383

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(71,840)	(207,857)

OTHER INCOME/(EXPENSES)
Penalties	(200)	(222)
Gain on forgiveness of debt	-	16,604
Gain on sale of asset	-	12,249
(Loss) on settlement of debt	(194,653)	(166,965)
Gain (Loss) on conversion of debt and change in derivative liability	(193,966)	207,088
Interest expense	(38,004)	(103,763)

TOTAL OTHER INCOME/(EXPENSES)	(426,823)	(35,009)

LOSS BEFORE PROVISION FOR INCOME TAXES	(498,663)	(242,866)

Provision for income taxes	-	-

NET LOSS	$(498,663)	$(242,866)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	930,964,985	733,536,795

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
Statements of Shareholders’ Deficit
For the Years Ended September 30, 2017 and 2016

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2015	5,000	$50	704,918,657	$32,359,171	$5,335,398	$3,811,700	$(42,385,570)	$(879,251)

Common stock issued upon conversion of debt and accrued interest	-	-	78,161,822	281,669	-	-	-	281,669

Net loss for the year ended September 30, 2016	-	-	-	-	-	-	(242,866)	(242,866)
Balance at September 30, 2016	5,000	$50	783,080,479	$32,640,840	$5,335,398	$3,811,700	$(42,628,436)	$(840,448)

Common stock issued upon conversion of debt and accrued interest	-	-	257,066,069	294,887	-	-	-	294,887

Net Loss for the year ended September 30, 2017	-	-	-	-	-	-	(498,663)	(498,663)
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
Statements of Cash Flows
For the years ended September 30, 2017 and 2016

	Years Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(498,663)	$(242,866)
Adjustment to reconcile net loss to net cash (used in) operating activities
Depreciation & amortization	164	1,604
Gain on sale of asset	-	(12,249)
Gain on forgiveness of debt	-	(16,604)
Loss on settlement of debt	194,653	166,965
(Gain)/Loss on conversion of debt and change in derivative liability	193,966	(207,088)
Amortization of debt discount recorded as interest expense	11,283	68,852
(Increase) Decrease in Change in Assets:
Contract receivables	13,675	(30,800)
Cost in excess of billing	10,126	(3,465)
Prepaid expenses	(4,701)	1,905
Increase (Decrease) in Change in Liabilities:
Accounts payable	39,762	44,606
Accrued expenses	21,390	30,714
Billing in excess of cost	(26,499)	41,454
Deferred revenue	-	(15,000)

NET CASH USED IN OPERATING ACTIVITIES	(44,844)	(171,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(772)	(626)
Proceeds from sale of assets	-	16,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(772)	15,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	75,000	165,000
Payments on convertible promissory notes	(25,000)	(100,000)
Proceeds from related party promissory notes	-	35,000
Payments on related party promissory notes	(3,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,500	100,000

NET INCREASE/(DECREASE) IN CASH	884	(56,598)

CASH, BEGINNING OF YEAR	22,172	78,770

CASH, END OF YEAR	$23,056	$22,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18,638	$410
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$294,887	$281,669
Debt discount on new issuances	$1,147	$15,417
Accrued interest capitalized into convertible notes	$11,705	$16,033

The accompanying notes are an integral part of these financial statements

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

1. ORGANIZATION AND LINE OF BUSINESS

Organization
XsunX, Inc. (“XsunX,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc. “Sun River”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a Plan of Reorganization and Asset Purchase Agreement (the “Plan”).

Line of Business
The Company’s focus is the sale, design, and installation of solar photovoltaic power generation (PV), energy storage in the form of managed battery systems, and energy use management technologies as a licensed contractor in California. We see these efforts as a significant business development opportunity as management has the skillset associated with construction management, we have extensive experience associated with solar PV technologies, the design requirements associated with the delivery of a solar power systems, and there is a market demand available for us to provide these services to.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has a history of losses, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2017. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2017, and 2016, were $164 and $1,604, respectively.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

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

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts for the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income, which are recognized in the period the revisions are determined.

The Asset, “Costs in excess of billing” represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billing in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2017, the cost in excess of billing was $0, and the billing in excess of costs was $14,955.

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the years ended September 30, 2017 and 2016, the Company did not experience costs related to warranty claims.

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

Advertising
Advertising expenses are expensed as incurred. Total advertising expenses were $26,412 and $22,407 for the years ended September 30, 2017, and 2016, respectively.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

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

	For the years ended
	September 30,
	2017	2016

(Loss) to common shareholders (Numerator)	$(498,663)	$(242,866)

Basic and diluted weighted average number of common shares outstanding (Denominator)	930,964,985	733,536,795

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017 and 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative Liability at fair value as of September 30, 2017	$625,645	$-	$-	$625,645

Derivative Liability at fair value as of September 30, 2016	$430,532	$-	$-	$430,532

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2015	$622,201
Fair value of derivative liabilities issued	15,417
Net Gain on change in derivative liability and conversion of debt	(207,086)
Balance as of September 30, 2016	430,532
Fair value of derivative liabilities issued	1,147
Net Loss on change in derivative liability and conversion of debt	193,966
Ending balance as of September 30, 2017	$625,645

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

In May 2016, FASB issued accounting standards update ASU-2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same time Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

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

3.        CAPITAL STOCK

At September 30, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock
As of September 30, 2017 and 2016, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

3.        CAPITAL STOCK (Continued)

Common Stock
During the year ended September 30, 2017, the Company issued 257,066,069 shares of common stock upon conversion of principal in the amount of $86,512, plus accrued interest of $13,722, at prices ranging from $0.00055 to $0.0001 per share with an aggregate fair value loss on settlement of debt of $194,653.

During the year ended September 30, 2016, the Company issued 78,161,822 shares of common stock upon conversion of principal in the amount of $103,000, plus accrued interest of $11,705 at prices ranging from $0.00075 to $0.00205 per share. Total fair value of the shares was $281,669, which included a loss on conversion of debt of $166,965.

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

A summary of the Company’s stock option activity and related information follows:

	9/30/2017		9/30/2016
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of the period	1,500,000	$0.045	4,500,000	$0.024
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(1,500,000)	0.045	(3,000,000)	0.014
Outstanding, end of the period	-	$-	1,500,000	$0.045
Exercisable at the end of the period	-	$-	1,500,000	$0.045
Weighted average fair value of options granted during the period		$-		$-
We account for stock-based payment award forfeitures as they occur. The Company did not recognized stock-based compensation expense in the statement of operations during the years ended September 30, 2017 and 2016, respectively.

5.        CONVERTIBLE PROMISSORY NOTES

As of September 30, 2017 and 2016, the outstanding convertible promissory notes are summarized as follows:

	9/30/2017	9/30/2016
Convertible Promissory Notes	$218,833	$258,034
Less debt discount	1,012	11,148
Convertible Promissory Notes, net of discount	217,821	246,886
Less current portion	92,168	131,886
Total long-term portion	$125,653	$115,000

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

5.        CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next three years are as follows:

Year Ending
September 30,
2019	$-
2020	10,653
2021	115,000
$125,653

At September 30, 2017, the $218,833 in convertible promissory notes has a remaining debt discount of $1,012, leaving a net balance of $217,821.

On October 20, 2015, the Company entered into a third extension of a Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. During the fiscal period ended September 30, 2017 the Company paid $25,000 of the principal balance, leaving a remaining aggregate amount of $30,354 dollars of principal and accrued interest. As of September 30, 2017, the Note had matured, and the Company and the Holder have entered into discussions for the repayment of the balance of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the three lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the year ended September 30, 2017, the Company issued 257,066,069 shares of common stock upon conversion of $86,512 in principal, plus accrued interest of $13,722, and a loss on settlement of $194,653. As of September 30, 2017, there remains an aggregate outstanding principal balance of $125,800. During the year ended September 30, 2017, the Company recognized debt amortization as interest expense in the amount of $11,001.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On July 31 and September 18, 2017, the lender advanced additional tranches in the amount of $50,000. The aggregate balance as of September 30, 2017 is $75,000. The Lender may pay additional consideration at the Lenders discretion. The May Note matures twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded debt discount of $1,147 related to the conversion feature of the May Note, along with derivative liability at inception. During the year ended September 30, 2017, the Company recognized debt amortization as interest expense in the amount of $282.

Issuance of Convertible Promissory Notes for Services to Related Party
As of September 30, 2017, there remained an unsecured Convertible Promissory Note (the “Note”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

5.        CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 0.51% and 2.03%
Stock volatility factor	Between 40.0% and 173.0%
Months to Maturity	1 - 5 years
Expected dividend yield	None

At September 30, 2017, the fair value of the derivative liability was $625,645.

6.        NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds.  The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. During the period the Company paid back $3,500 of the Note. The balance as of September 30, 2017 was $31,500, plus accrued interest of $7,427.

7.        INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Included in the balance at September 30, 2017, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2017, the Company did not recognize interest and penalties.

8.        DEFERRED TAX BENEFIT

At September 30, 2017, the Company had net operating loss carry-forwards of approximately $21,407,000 that may be offset against future taxable income from the year 2017 through 2037. No tax benefit has been reported in the September 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 40% to pretax income from continuing operations for the years ended September 30, 2017 and 2016 due to the following:

	9/30/2017	9/30/2016
Book Income	$(199,460)	$(97,200)
Nondeductible Other Expenses	169,200	16,900
Nondeductible Penalties	200	200
Depreciation	(160)	400
Related Party Accrual	(310)	(1,100)
Valuation Allowance	30,530	80,800
Income Tax Expense	$-	$-

XSUNX, INC.
NOTES TO THE FINANCIAL STATEMENTS – AUDITED
SEPTEMBER 30, 2017 AND 2016

8.        DEFERRED TAX BENEFIT (Continued)

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

Net deferred tax assets consist of the following components as of September 30, 2017 and 2016:

	9/30/2017	9/30/2016
Deferred Tax Assets:
NOL Carryforward	$8,562,970	$8,540,800
Capital loss Carry-forward	-	-
R&D Carryforward	46,150	46,150
Related Party Accruals	1,300	2,120
Depreciation	-	140

Deferred Tax Liabilities:
Depreciation	(20)	-

Valuation Allowance	(8,610,400)	(8,589,210)
Net Deferred Tax Asset	$-	$-

9.        SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

Between October 4, 2017 and December 18, 2017, the Company issued 224,227,206 shares of common stock upon conversion of principal in the amount of $50,360, plus accrued interest of $8,051.77 associated with the November 20, 2014 10% convertible Note. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.

On November 3 and December 14, 2017, the Company received an additional tranche in the amount of $25,000 and $15,000 respectively on the May Note, for the purchase of the Company’s common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since, among other things, the transactions did not involve a public offering.