Form 10-Q
period 2017-12-31
XSUNX INC
filed 2018-02-12
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2017

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

The number of shares of common stock issued and outstanding as of February 9, 2018 was 1,406,800,138.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
XSUNX, INC.
CONDENSED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,207	$23,056
Accounts receivable	-	17,125
Prepaid expenses	3,818	6,967

Total Current Assets	17,025	47,148

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	1,398	1,398
	31,240	31,240
Less accumulated depreciation	(30,164)	(30,094)

Net Property & Equipment	1,076	1,146

TOTAL ASSETS	$18,101	$48,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$114,302	$83,870
Credit card payable	65,175	67,521
Accrued interest on notes payable	35,659	39,206
Billing in excess of cost	-	14,955
Derivative liability	496,460	625,645
Promissory note, related party	31,500	31,500
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $662 and $865, respectively	132,371	92,168

Total Current Liabilities	887,467	966,865

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $5 and $147, respectively	66,935	125,653

Total Long Term Liabilities	66,935	125,653

TOTAL LIABILITIES	954,402	1,092,518

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,313,848,412 and 1,040,146,548 shares issued and outstanding, respectively	33,110,194	32,935,727
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(43,193,643)	(43,127,099)

TOTAL SHAREHOLDERS’ DEFICIT	(936,301)	(1,044,224)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,101	$48,294

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(Unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016

SALES	$79,875	$393,702

COST OF GOODS SOLD	43,299	299,054

GROSS PROFIT	36,576	94,648

OPERATING EXPENSES
Selling, general and administrative expenses	117,465	126,920
Depreciation and amortization expense	70	31

TOTAL OPERATING EXPENSES	117,535	126,951

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(80,959)	(32,303)

OTHER INCOME/(EXPENSES)
Penalties	-	(200)
Loss on settlement of debt	(106,160)	-
Gain (Loss) on conversion of debt and change in derivative liability	129,283	8,646
Interest expense	(8,708)	(11,654)

TOTAL OTHER INCOME/(EXPENSES)	14,415	(3,208)

NET LOSS	$(66,544)	$(35,511)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,170,377,973	843,519,778

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

Common stock issued upon conversion of debt and accrued interest	-	-	273,701,864	174,467	-	-	-	174,467

Net Loss for the three months ended December 31, 2017	-	-	-	-	-	-	(66,544)	(66,544)
Balance at December 31, 2017 (unaudited)	5,000	$50	1,313,848,412	$33,110,194	$5,335,398	$3,811,700	$(43,193,643)	$(936,301)

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(Unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,544)	$(35,511)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation & amortization	70	31
(Gain)/Loss on conversion of debt and change in derivative liability	(129,283)	(8,646)
Amortization of debt discount recorded as interest expense	443	5,412
Loss on settlement of debt	106,160	-
Reduction in convertible note principal	-	(2,688)
(Increase) Decrease in Change in Assets:
Contract receivables	17,125	30,800
Cost in excess of billing	-	(3,599)
Prepaid expenses	3,149	(17,196)
Increase (Decrease) in Change in Liabilities:
Accounts payable	28,086	63,165
Accrued expenses	5,900	6,690
Billing in excess of cost	(14,955)	71,549

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(49,849)	110,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	40,000	-
Payments on convertible promissory notes	-	(20,000)
Proceeds from related party promissory notes	-	-
Payments on related party promissory notes	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,000	(20,000)

NET INCREASE/(DECREASE) IN CASH	(9,849)	90,007

CASH, BEGINNING OF PERIOD	23,056	22,172

CASH, END OF PERIOD	$13,207	$112,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,364	$2,239
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$174,467	$27,927

The accompanying notes are an integral part of these unaudited condensed financial statements

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2017

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2017.

Going Concern
The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended December 31, 2017, the Company did not generate significant revenue, incurred a net loss of $66,544, and used cash in operations of $49,849. As of December 31, 2017, the Company had a working capital deficiency of $870,442, and a shareholders’ deficit of $936,301. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the three months ended December 31, 2017. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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
DECEMBER 31, 2017

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the three months ended December 31, 2017, the Company did not experience costs related to warranty claims.

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

For the three months ended December 31, 2017, the Company calculated the dilutive impact of the convertible debt of $211,306, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was anti-dilutive.

For the three months ended December 31, 2017, the Company calculated the dilutive impact of the outstanding stock options of 1,500,000, and the convertible debt of $223,045, which is convertible into shares of common stock. The stock options and the convertible debt was not included in the calculation of net earnings per share, because their impact was antidilutive.

        Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2017

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  December 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$496,460	$-	$-	$496,460
Total Liabilities measured at fair value	$496,460	$-	$-	$496,460

Fair Value of Financial Instruments
The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2017	$625,645
Fair value of derivative liabilities issued	98
Net Loss on change in derivative liability and conversion of debt	(129,283)
Ending balance as of December 31, 2017	$496,460

Recent Accounting Pronouncements
In May 2016, FASB issued accounting standards update ASU-2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same time Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2017

3.	CAPITAL STOCK

At December 31, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the three months ended December 31, 2017, the Company issued 273,701,864 shares of common stock upon conversion of principal in the amount of $58,860, plus accrued interest of $9,447, with an aggregate fair value loss on settlement of debt of $106,160.

4.     STOCK OPTIONS

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.  The 2007 Stock Option Plan is superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. There are no stock options outstanding as of December 31, 2017.

5.    CONVERTIBLE PROMISSORY NOTES

        As of December 31, 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$211,306
Less current portion	144,371
Total long-term liabilities	$66,935

       Maturities of long-term debt for the next three years are as follows:

Year Ending
September 30,
2019	$-
2020	-
2021	66,935
$66,935

At December 31, 2017, the $211,973 in convertible promissory notes has a remaining debt discount of $667, leaving a net balance of $211,306.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of December 31, 2017, the remaining balance of the Note is $18,033. As of December 31, 2017, the Note has matured and the Company and the Holder have entered into discussions for the repayment of the Note.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2017

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the three months ended December 31, 2017, the Company issued 273,701,864 shares of common stock upon conversion of $58,860 in principal, plus accrued interest of $9,447, with a fair value loss of $106,160. As of December 31, 2017, there remains an aggregate outstanding principal balance of $66,940. During the three months ended December 31, 2017, the Company recognized debt amortization as interest expense in the amount of $142.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The principal balance at December 31, 2017 was $115,000. The May Note matures twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded debt discount related to the conversion feature of the May Note, along with derivative liability at inception. During the three months ended December 31, 2017, the Company recognized debt amortization as interest expense in the amount of $301.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 1.53% and 2.20%
Stock volatility factor	Between 131.0% and 170.0%
Months to Maturity	1 - 5 years
Expected dividend yield	None

At December 31, 2017, the fair value of the derivative liability was $496,460.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds.  The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance as of December 31, 2017 was $31,500, plus accrued interest of $8,221.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
DECEMBER 31, 2017

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

On January 11, 2018, XsunX, Inc. (the “Company”) issued a 10% unsecured convertible promissory note (the “Note”), and entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Lender”) in the principal amount of $52,000 (the “Note”) which transactions closed upon the advanced of the principal amount on January 16, 2018. The Note matures on October 20, 2018. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty-one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price to be 65% of the average of the two lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen trading days preceding any conversion date by Holder. Upon closing of the transaction, the Company agreed to allow the Investor to retain $2,000 of the advanced sum for Lenders legal expenses. The Lender agreed that so long as the Note remains outstanding, the Lender, and the Lenders affiliates, will not enter into or effect “short sales” transactions of the common stock which would established a short position with respect to the common shares of the Company.

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

Between January 16 and 24, 2018, the Company authorized the issuance of 92,951,726 shares of common stock upon the aggregate conversion of $16,060 of principal, and $2,530 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

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

Business Overview/Summary

XsunX specializes in the sale, design, and installation of solar photovoltaic power generation (PV), energy storage in the form of managed battery systems (ESS), and energy use management technologies to provide our clients long term savings, predictability, and control of their energy costs. Making solar and managed energy solutions a sound investment for our clients is our mission.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended December 31, 2017 and 2016 of $79,875 and $393,702 respectively. The decrease in revenue during the three months ended December 31, 2017 was attributable to delays in commercial customer project financing that created a delay in our ability to close sales timely, and the election by a commercial canopy customer to postpone the project start date from the fourth quarter of 2017 to the first quarter of 2018. We anticipate that through our marketing efforts purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the three months ended December 31, 2017 and 2016 was $43,299 and $299,054, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $9,455 during the three months ended December 31, 2017 to $117,465 as compared to $126,920 for the three months ended December 31, 2016. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended December 31, 2017 was $70, compared to $31 for the three months ended December 31, 2016.

Other Income/(Expenses):

Other income and (expenses) increased by $17,623 to $14,415 for the three months ended December 31, 2017, compared to $(3,208) for the three months ended December 31, 2016. The increase was the result of an increase in non-cash loss on conversion of debt and change of fair value of the derivative instruments of $120,637, and an increase in fair value of loss on settlement of debt of $106,160, with a decrease in interest expense of $2,946, which included a decrease in non-cash amortization of debt discount in the amount of $4,969, and a decrease in penalties of $200.

Net Income (Loss):

For the three months ended December 31, 2017, our net loss was $(66,544) as compared to net loss of $(35,511) for the three months ended December 31, 2016. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with a decrease in gross profit due to a decrease in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2017 of $870,442, as compared to a working capital deficit of $919,717 as of September 30, 2017. The decrease in working capital deficit of $49,275 was the result of a decrease in cash, accounts receivable, prepaid expenses, accrued expenses, billing in excess of cost, convertible notes, and derivative liability, with an increase in accounts payable.

Cash flow used by operating activities was $(49,849) for the three months ended December 31, 2017, as compared to cash flows provided in operating activities of $110,007 for the three months ended December 31, 2016. The increase in cash flow used by operating activities was due to a decrease in income.

Cash flow provided by (used in) investing activities for the three months ended December 31, 2017 and 2016 were $0, respectively.

Cash used in financing activities for the three months ended December 31, 2017 was $40,000, as compared to $0 provided by financing activities for the three months ended December 31, 2016. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 20, 2017, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2017, the Company’s capital needs have been met from the use of working capital provided by the proceeds of (i) the convertible notes and (ii) revenues in the amount of $79,875.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated December 20, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2017, the Company issued 273,701,864 shares of common stock upon partial conversion of a convertible notes in principal in the amount of $58,860, plus the accrued interest of $9,447.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were and are being used primarily to fund efforts by the Company to market its solar PV and energy storage systems to potential customers, and in the day-to-day operations of the Company, and to pay the accrued liabilities associated with these operations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

On January 24, 2018, the Company authorized the issuance of 49,519,014 shares of common stock upon the conversion of $8,560 of principal, and $1,344 of accrued interest to the holder of a 10% convertible note originally issued November 20, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: February 9, 2018	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer