Form 10-Q
period 2018-03-31
XSUNX INC
filed 2018-05-21
CIK 1039466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2018

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

The number of shares of common stock issued and outstanding as of May 21, 2018 was 1,406,800,138

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
XSUNX, INC.
CONDENSED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$20,822	$23,056
Contract receivables	8,841	17,125
Prepaid expenses	2,219	6,967

Total Current Assets	31,882	47,148

Net Property & Equipment	1,006	1,146

TOTAL ASSETS	$32,888	$48,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$112,666	$83,870
Credit card payable	65,969	67,521
Accrued expenses and interest on notes payable	45,072	39,206
Billings in excess of cost	36,474	14,955
Derivative liability	806,968	625,645
Promissory note, related party	31,500	31,500
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $37,433 and $865, respectively	32,600	92,168

Total Current Liabilities	1,143,249	966,865

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $354 and $147, respectively	165,526	125,653

Total Long Term Liabilities	165,526	125,653

TOTAL LIABILITIES	1,308,775	1,092,518

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 shares issued and outstanding	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,406,800,138 and 1,040,146,548 shares issued and outstanding, respectively	33,229,814	32,935,727
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(43,652,849)	(43,127,099)

TOTAL SHAREHOLDERS’ DEFICIT	(1,275,887)	(1,044,224)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$32,888	$48,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

SALES	$51,222	$537,909	$131,097	$931,611

COST OF GOODS SOLD	26,086	363,551	69,385	662,605

GROSS PROFIT	25,136	174,358	61,712	269,006

OPERATING EXPENSES
Selling, general and administrative expenses	95,708	114,132	213,173	241,052
Depreciation and amortization expense	70	32	140	63

TOTAL OPERATING EXPENSES	95,778	114,164	213,313	241,115

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(70,642)	60,194	(151,601)	27,891

OTHER INCOME/(EXPENSES)
Penalties	-	-	-	(200)
Loss on settlement of debt	(101,030)	-	(207,190)	(36,320)
Gain (Loss) on conversion of debt and change in derivative liability	(260,508)	(15,976)	(131,225)	28,990
Interest expense	(27,027)	(11,246)	(35,734)	(22,900)

TOTAL OTHER INCOME/(EXPENSES)	(388,565)	(27,222)	(374,149)	(30,430)

NET (LOSS) INCOME	$(459,207)	$32,972	$(525,750)	$(2,539)

BASIC EARNING (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)
DILUTED EARNING (LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,386,356,282	895,278,221	1,277,180,433	869,114,613
DILUTED	1,386,356,282	1,266,192,697	1,277,180,433	869,114,613

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2018
(Unaudited)

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

Common stock issued upon conversion of debt and accrued interest	-	-	366,653,590	294,087	-	-	-	294,087

Net Loss	-	-	-	-	-	-	(525,750)	(525,750)
Balance at March 31, 2018 (unaudited)	5,000	$50	1,406,800,138	$33,229,814	$5,335,398	$3,811,700	$(43,652,849)	$(1,275,887)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2018
(Unaudited)

	Six Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(525,750)	$(2,539)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation & amortization	140	63
(Gain)/Loss on conversion of debt and change in derivative liability	131,225	(28,990)
Amortization of debt discount recorded as interest expense	14,880	9,697
Loss on settlement of debt	207,190	36,320
(Increase) Decrease in Change in Assets:
Contract receivables	8,284	(22,155)
Contract assets	-	(88,723)
Prepaid expenses	4,748	(10,900)
Increase (Decrease) in Change in Liabilities:
Accounts payable	27,244	162,175
Accrued expenses	16,286	10,208
Billing in excess of cost	21,519	(18,636)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(94,234)	46,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	92,000	-
Payments on convertible promissory notes	-	(25,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	92,000	(25,000)

NET INCREASE/(DECREASE) IN CASH	(2,234)	21,520

CASH, BEGINNING OF PERIOD	23,056	22,172

CASH, END OF PERIOD	$20,822	$43,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,364	$2,996
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$294,087	$48,955

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2018

1.    Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2017.

Going Concern
The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended March 31, 2018, the Company did not generate significant revenue, incurred a net loss of $525,750, and used cash in operations of $94,234. As of March 31, 2018, the Company had a working capital deficiency of $1,111,367, and a shareholders’ deficit of $1,275,887. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the six months ended March 31, 2018. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

Revenue Recognition
We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

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

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2018

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)
Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Project Warranties
Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the six months ended March 31, 2018, the Company did not experience costs related to warranty claims.

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

For the six months ended March 31, 2018, the Company calculated the dilutive impact of the convertible debt of $247,913, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was antidilutive.

For the six months ended March 31, 2017, the Company calculated the dilutive impact of the convertible debt of $199,845, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was antidilutive.

        Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2018

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at  March 31, 2018:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$806,968	$-	$-	$806,968
Total Liabilities measured at fair value	$806,968	$-	$-	$806,968

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2017	$625,645
Fair value of derivative liabilities issued	63,592
Net Loss on change in derivative liability and conversion of debt	117,731
Ending balance as of March 31, 2018	$806,968

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2018

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
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

3.    CAPITAL STOCK

At March 31, 2018, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.  The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock.  The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

During the six months ended March 31, 2018, the Company issued 366,653,590 shares of common stock upon conversion of principal in the amount of $74,920, plus accrued interest of $11,977, with an aggregate fair value loss on settlement of debt of $207,190.

4.    STOCK OPTIONS

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.  The 2007 Stock Option Plan is superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. There are no stock options outstanding as of March 31, 2018.

5.    CONVERTIBLE PROMISSORY NOTES

        As of March 31, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$198,126
Less current portion	32,600
Total long-term liabilities	$165,526

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2019	$-
2020	-
2021	50,880
2022	114,646
$165,526

At March 31, 2018, the $235,913 in convertible promissory notes has a remaining debt discount of $37,787, leaving a net balance of $198,126.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2018

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of March 31, 2018, the remaining balance of the Note is $18,033. As of March 31, 2018, the Note has matured and the Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the six months ended March 31, 2018, the Company issued 366,653,589 shares of common stock upon conversion of $74,920 in principal, plus accrued interest of $11,977, with a fair value loss of $207,190. As of March 31, 2018, there remains an aggregate outstanding principal balance of $50,880. During the six months ended March 31, 2018, the Company recognized debt amortization as interest expense in the amount of $142.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The principal balance at March 31,2018 was $115,000. The May Note matures twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded debt discount related to the conversion feature of the May Note, along with derivative liability at inception. During the six months ended March 31, 2018, the Company recognized debt amortization as interest expense in the amount of $609.

The Company issued an unsecured convertible promissory notes (the “Notes”), in the amount of $52,000 on date of January 11, 2018, which was funded on January 16, 2018. The Note matures on October 20, 2018, and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest two dollar volume weighted average price (“VWAP”) occurring during the fifteen trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $14,567 during the six months ended March 31, 2018.

Issuance of Convertible Promissory Notes for Services to Related Party
As of March 31, 2018, the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

XSUNX, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED
MARCH 31, 2018
5.    CONVERTIBLE PROMISSORY NOTES (Continued)

Issuance of Convertible Promissory Notes for Services to Related Party (Continued)
For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 1.53% and 2.56%
Stock volatility factor	Between 38.0% and 179.0%
Months to Maturity	1 - 5 years
Expected dividend yield	None

At March 31, 2018, the fair value of the derivative liability was $806,968.

 6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds.  The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance as of March 31, 2018 was $31,500, plus accrued interest of $8,998.

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

On May 7, 2018, XsunX, Inc. (the “Company”) issued a 10% unsecured convertible promissory note (the “Note”), with an accredited investor (the “Lender”) in the principal amount of $25,000 (the “Note”) which transactions closed upon the advanced of the principal amount on May 7, 2018. The Note matures on February 15, 2019, and bears interest of ten percent (10%) per annum. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty-one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price to be 65% of the average of the two lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen trading days preceding any conversion date by Holder. The Lender agreed that so long as the Note remains outstanding, the Lender, and the Lenders affiliates, will not enter into or effect “short sales” transactions of the common stock which would established a short position with respect to the common shares of the Company.

The convertible promissory note above was offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Revenue and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Revenue is recognized based on the percentage of cost incurred. Costs include all direct materials, subcontractor costs, direct labor and those indirect costs related to contract performance, such as indirect labor, supplies, project planning and preparation, tools and repairs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss, as it is determined. The Contract Asset represents revenues recognized in excess of amounts billed on contracts in progress. The Contract Liability represents billings in excess of revenues recognized on contracts in progress.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended March 31, 2018 and 2017 of $51,222 and $537,909 respectively. The decrease in revenue during the three months ended March 31, 2018 was attributable to delays in revenue recognition for several commercial projects sold in the period that were due to time requirements in the permitting processes, and customer project financing.  We can often encounter these types of delays in commercial solar energy project delivery that can result in revenue recognition spanning reporting periods. We anticipate that through our marketing efforts purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the three months ended March 31, 2018 and 2017 was $26,086 and $363,551, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $18,424 during the three months ended March 31, 2018 to $95,708 as compared to $114,132 for the three months ended March 31, 2017. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended March 31, 2018 was $70, compared to $32 for the three months ended March 31, 2017.

Other Income/(Expenses):

Other income and (expenses) increased by $361,343 to $(388,565) for the three months ended March 31, 2018, compared to $(27,222) for the three months ended March 31, 2017. The increase was the result of an increase in non-cash loss on conversion of debt and change of fair value of the derivative instruments of $244,532, and an increase in fair value of loss on settlement of debt of $101,030, with an increase in interest expense of $15,781, which included a decrease in non-cash amortization of debt discount in the amount of $10,595.

Net Income (Loss):

For the three months ended March 31, 2018, our net loss was $(459,207) as compared to net income of $32,972 for the three months ended March 31, 2017. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with a decrease in gross profit due to a decrease in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2018 COMPARED TO SIX MONTHS ENDED MARCH 31, 2017.

Revenue and Cost of Sales:

The Company generated revenues in the six months ended March 31, 2018 and 2017 of $131,097 and $931,611 respectively. The decrease in revenue during the six months ended March 31, 2018 was attributable to delays in revenue recognition for several commercial projects sold in the period that were due to time requirements in the permitting processes, and customer project financing.  We can often encounter these types of delays in commercial solar energy project delivery that can result in revenue recognition spanning reporting periods. We anticipate that through our marketing efforts purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the six months ended March 31, 2018 and 2017 was $69,385 and $662,605, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $27,879 during the six months ended March 31, 2018 to $213,173 as compared to $241,052 for the six months ended March 31, 2017. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the six months ended March 31, 2018 was $140, compared to $63 for the six months ended March 31, 2017.

Other Income/(Expenses):

Other income and (expenses) increased by $343,719 to $(374,149) for the six months ended March 31, 2018, compared to $(30,430) for the six months ended March 31, 2017. The increase in income (expenses) was the result of an increase in non-cash loss on conversion of debt and change of fair value of the derivative instruments of $160,215, and an increase in fair value of loss on settlement of debt of $170,870, an increase in interest expense of $12,834, which included a decrease in non-cash amortization of debt discount in the amount of $5,626, with a decrease in penalties of $200.

Net Income (Loss):

For the six months ended March 31, 2018, our net loss was $(525,750) as compared to net loss of $(2,539) for the six months ended March 31, 2017. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with a decrease in gross profit due to a decrease in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2018 of $1,111,367, as compared to a working capital deficit of $919,717 as of September 30, 2017. The increase in working capital deficit of $191,650 was the result of an increase in accounts payable, accrued expenses, contract liabilities, derivative liability, with a decrease in cash, contract receivables, prepaid expenses, and convertible notes.

Cash flow used by operating activities was $(94,234) for the six months ended March 31, 2018, as compared to cash flows provided in operating activities of $46,520 for the six months ended March 31, 2017. The increase in cash flow used by operating activities was due to a decrease in revenue.

Cash flow provided by (used in) investing activities for the six months ended March 31, 2018 and 2017 were $0, respectively.

Cash provided by financing activities for the six months ended March 31, 2018 was $92,000, as compared to cash used of $(25,000) in financing activities for the six months ended March 31, 2017. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 20, 2017, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2018, the Company’s capital needs have been met from the use of working capital provided by the proceeds of (i) the convertible notes and (ii) revenues in the amount of $131,097.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued 92,951,726 shares of common stock upon partial conversion of a convertible note in principal in the amount of $16,060, plus the accrued interest of $2,530.

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

None

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

XSUNX, INC.

Dated: May 21, 2018	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer