Form 10-Q
period 2018-06-30
XSUNX INC
filed 2018-08-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of common stock issued and outstanding as of August 14, 2018 was 1,468,106,819

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$85,588	$23,056
Contract receivables	6,172	17,125
Prepaid expenses	619	6,967
Contract asset	60,248	-

Total Current Assets	152,627	47,148

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	1,398	1,398
	31,240	31,240
Less accumulated depreciation	(30,304)	(30,094)

Net Property & Equipment	936	1,146

TOTAL ASSETS	$153,563	$48,294

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$155,541	$83,870
Credit card payable	63,694	67,521
Accrued expenses and interest on notes payable	50,100	39,206
Contract liabilities	109,513	14,955
Derivative liability	7,058,846	625,645
Promissory note, related party	31,500	31,500
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $40,899 and $865, respectively	54,134	92,168

Total Current Liabilities	7,535,328	966,865

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $116 and $147, respectively	165,764	125,653

Total Long Term Liabilities	165,764	125,653

TOTAL LIABILITIES	7,701,092	1,092,518

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,406,800,138 and 1,040,146,548 shares issued and outstanding, respectively	33,229,814	32,935,727
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(49,924,491)	(43,127,099)

TOTAL SHAREHOLDERS' DEFICIT	(7,547,529)	(1,044,224)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$153,563	$48,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

SALES	$393,011	$159,647	$524,108	$1,091,258

COST OF GOODS SOLD	307,567	77,825	376,952	740,430

GROSS PROFIT	85,444	81,822	147,156	350,828

OPERATING EXPENSES
Selling, general and administrative expenses	95,744	110,895	308,916	351,946
Depreciation and amortization expense	70	31	210	94

TOTAL OPERATING EXPENSES	95,814	110,926	309,126	352,040

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(10,370)	(29,104)	(161,970)	(1,212)

OTHER INCOME/(EXPENSES)
Penalties	-	-	-	(200)
Loss on conversion of debt	-	-	(207,190)	(170,124)
Gain (Loss) on change in derivative liability	(6,226,878)	(124,245)	(6,356,104)	38,549
Interest expense	(34,394)	(6,490)	(72,128)	(29,391)

TOTAL OTHER INCOME/(EXPENSES)	(6,261,272)	(130,735)	(6,635,422)	(161,166)

NET LOSS	$(6,271,642)	$(159,839)	$(6,797,392)	$(162,378)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,406,800,138	967,318,748	1,320,387,002	901,849,325

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2018

					Additional	Stock Options/Warrants
	Preferred Stock		Common Stock		Paid-in	Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

Common stock issued upon conversion of debt and accrued interest	-	-	366,653,590	294,087	-	-	-	294,087

Net Loss	-	-	-	-	-	-	(6,797,392)	(6,797,392)
Balance at June 30, 2018 (unaudited)	5,000	$50	1,406,800,138	$33,229,814	$5,335,398	$3,811,700	$(49,924,491)	$(7,547,529)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Nine Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,797,392)	$(162,378)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation & amortization	210	94
(Gain)/Loss on change in derivative liability	6,356,104	(38,549)
Amortization of debt discount recorded as interest expense	37,095	10,752
Loss on conversion of debt	207,190	170,124
(Increase) Decrease in Change in Assets:
Contract receivables	10,953	(3,699)
Contract assets	(60,248)	(19,143)
Prepaid expenses	6,348	(4,604)
Increase (Decrease) in Change in Liabilities:
Accounts payable	67,844	107,598
Accrued expenses	22,870	15,623
Billing in excess of cost	94,558	(41,454)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(54,468)	34,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	117,000	25,000
Payments on convertible promissory notes	-	(25,000)
Payments on related party promissory notes	-	(3,500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	117,000	(3,500)

NET INCREASE/(DECREASE) IN CASH	62,532	30,864

CASH, BEGINNING OF PERIOD	23,056	22,172

CASH, END OF PERIOD	$85,588	$53,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,364	$3,016
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$294,087	$250,658

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2018

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2017.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended June 30, 2018, the Company did not generate significant revenue, incurred a net loss of $6,797,392, and used cash in operations of $54,468. As of June 30, 2018, the Company had a working capital deficiency of $7,382,701, and a shareholders’ deficit of $7,547,529. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the nine months ended June 30, 2018. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business development efforts in the solar PV industry.

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

JUNE 30, 2018

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

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the nine months ended June 30, 2018, the Company did not experience costs related to warranty claims.

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

For the nine months ended June 30, 2018, the Company calculated the dilutive impact of the convertible debt of $272,913, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was antidilutive.

For the nine months ended June 30, 2017, the Company calculated the dilutive impact of the convertible debt of $197,833, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was antidilutive.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2018

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2018:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$7,058,846	$-	$-	$7,058,846
Total Liabilities measured at fair value	$7,058,846	$-	$-	$7,058,846

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2017	$625,645
Fair value of derivative liabilities issued	77,098
Net Loss on change in derivative liability and conversion of debt	6,356,103
Ending balance as of June 30, 2018	$7,058,846

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017. The Company has adopted ASC 606 beginning on January 1, 2018. See Note 7 for additional disclosures in accordance with the new revenue recognition standard.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2018

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

During the nine months ended June 30, 2018, the Company issued 366,653,589 shares of common stock upon conversion of principal in the amount of $74,920, plus accrued interest of $11,977, with an aggregate fair value loss on settlement of debt of $207,190.

4.	STOCK OPTIONS

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long-range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company.  The 2007 Stock Option Plan is superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. There are no stock options outstanding as of June 30, 2018.

5.    CONVERTIBLE PROMISSORY NOTES

As of June 30, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$219,898
Less current portion	54,134
Total long-term liabilities	$165,764

Maturities of long-term debt for the next three years are as follows:

Year Ending
September 30,
2020	$-
2021	50,880
2022	114,884
$165,764

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2018

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

At June 30, 2018, the $260,913 in convertible promissory notes has a remaining debt discount of $41,015, leaving a net balance of $165,764.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of December 31, 2017, the remaining balance of the Note is $18,033. As of June 30, 2018, the Note has matured, and the Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the nine months ended June 30, 2018, the Company issued 366,653,589 shares of common stock upon conversion of $74,920 in principal, plus accrued interest of $11,977, with a fair value loss of $207,190. As of June 30, 2018, there remains an aggregate outstanding principal balance of $50,880. During the nine months ended June 30, 2018, the Company recognized debt amortization as interest expense in the amount of $147.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The principal balance at December 31, 2017 was $115,000. The May Note matures twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded debt discount related to the conversion feature of the May Note, along with derivative liability at inception. During the nine months ended June 30, 2018, the Company recognized debt amortization as interest expense in the amount of $847.

The Company issued an unsecured convertible promissory note (the “Note”), in the amount of $52,000 on date of January 11, 2018, which was funded on January 16, 2018. The Note matures on October 20, 2018 and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the two lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $36,101 during the nine months ended June 30, 2018.

Issuance of Convertible Promissory Notes for Services to Related Party

As of June 30, 2018, the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015 and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2018

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	Between 1.53% and 2.73%
Stock volatility factor	Between 38.0% and 179.0%
Months to Maturity	1 - 5 years
Expected dividend yield	None

At June 30, 2018, the fair value of the derivative liability was $7,058,846.

6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance as of December 31, 2017 was $31,500, plus accrued interest of $8,998.

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

On August 6, 2018, XsunX, Inc. (the "Company") issued a 10% unsecured convertible promissory note (the “Note”) and entered into a Securities Purchase Agreement (the "Purchase Agreement") with an accredited investor (the “Lender”) for the principal amount of $30,000 (the “Note”) which transactions consummated and closed upon the advanced of the principal amount on August 9, 2018. The Note matures on May 15, 2019. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty-one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price to be 65% of the average of the two lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen trading days preceding any conversion date by Holder. Upon closing of the transaction, the Company agreed to allow the Investor to retain $2,000 of the advanced sum for Lenders legal and due diligence expenses.

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

Between July 16 and 26, 2018, the Company issued 61,306,681 shares of common stock upon the aggregate conversion of $50,000 of principal, and $2,600 of accrued interest to the holder of a 10% convertible note originally issued January 11, 2018. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended June 30, 2018 and 2017 of $393,011 and $159,647 respectively. The increase in revenue during the three months ended June 30, 2018 was attributable to an increase in sold commercial projects for which we were able to secure permits for installation in the period. We anticipate that through our marketing efforts purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the three months ended June 30, 2018 and 2017 was $307,567 and $77,825, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $15,151 during the three months ended June 30, 2018 to $95,744 as compared to $110,895 for the three months ended June 30, 2017. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended June 30, 2018 was $70, compared to $31 for the three months ended June 30, 2017.

Other Income/(Expenses):

Other income and (expenses) increased by $6,130,537 to $(6,261,272) for the three months ended June 30, 2018, compared to $(130,735) for the three months ended June 30, 2017. The increase was the result of an increase in non-cash loss on change of fair value of the derivative instruments of $6,130,537, and an increase in interest expense of $27,904, which included a decrease in non-cash amortization of debt discount in the amount of $26,343.

Net Income (Loss):

For the three months ended June 30, 2018, our net loss was $(6,271,642) as compared to $(159,839) for the three months ended June 30, 2017. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments, and an overall decrease in operating expenses, with a decrease in gross profit due to a decrease in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2018 COMPARED TO NINE MONTHS ENDED JUNE 30, 2017.

Revenue and Cost of Sales:

The Company generated revenues in the nine months ended June 30, 2018 and 2017 of $524,108 and $1,091,258 respectively. The decrease in revenue during the nine months ended June 30, 2018 was attributable to delays in revenue recognition for commercial projects due to time requirements in the permitting processes, and customer project financing that caused project start dates, and revenues for these projects, to span reporting periods.  We can often encounter these types of delays in commercial solar energy project delivery that can result in revenue recognition spanning reporting periods. We anticipate that through our marketing efforts purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the nine months ended June 30, 2018 and 2017 was $376,952 and $740,430, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $43,030 during the nine months ended June 30, 2018 to $308,916 as compared to $351,946 for the nine months ended June 30, 2017. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the nine months ended June 30, 2018 was $210, compared to $94 for the nine months ended June 30, 2017.

Other Income/(Expenses):

Other income and (expenses) increased by $(6,474,256) to $(6,635,422) for the nine months ended June 30, 2018, compared to $(161,166) for the nine months ended June 30, 2017. The increase in income (expenses) was the result of an increase in non-cash loss on net change of fair value of the derivative instruments of $6,394,653, and an increase in fair value of loss on conversion of debt of $37,066, an increase in interest expense of $42,737, which included a decrease in non-cash amortization of debt discount in the amount of $20,717, with a decrease in penalties of $200.

Net Income (Loss):

For the nine months ended June 30, 2018, our net loss was $(6,797,392) as compared to net loss of $(162,378) for the nine months ended June 30, 2017. This increase in net loss primarily stems from the increase in other income (expenses) associated with the derivative instruments related to convertible notes issued by the Company, and an overall decrease in operating expenses, with a decrease in gross profit due to a decrease in revenue. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2018 of $7,382,701, as compared to a working capital deficit of $919,717 as of September 30, 2017. The increase in working capital deficit of $6,462,984 was the result of an increase in cash, contract assets, accounts payable, accrued expenses, contract liabilities, derivative liability, and convertible notes, with a decrease in contract receivables, and prepaid expenses.

Cash flow used by operating activities was $(54,468) for the nine months ended June 30, 2018, as compared to cash flows provided in operating activities of $34,364 for the nine months ended June 30, 2017. The increase in cash flow used by operating activities was due to a decrease in contract receivables.

Cash flow provided by (used in) investing activities for the nine months ended June 30, 2018 and 2017 were $0, respectively.

Cash provided by financing activities for the nine months ended June 30, 2018 was $117,000, as compared to cash used of $(3,500) in financing activities for the nine months ended June 30, 2017. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 20, 2017, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2018, the Company’s capital needs have been met from the use of working capital provided by the proceeds of (i) the convertible notes and (ii) revenues in the amount of $524,108.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining and Safety Disclosures

None.

Item 5.  Other information

Between July 16 and 26, 2018, the Company authorized the issuance of 61,306,681 shares of common stock upon the aggregate conversion of $50,000 of principal, and $2,600 of accrued interest to the holder of a 10% convertible note originally issued January 11, 2018. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a) 2 of the Securities Act since among other things the transactions did not involve a public offering.

On August 6, 2018, XsunX, Inc. (the "Company") issued a 10% unsecured convertible promissory note (the “Note”) and entered into a Securities Purchase Agreement (the "Purchase Agreement") with an accredited investor (the “Lender”) for the principal amount of $30,000 (the “Note”) which transactions consummated and closed upon the advanced of the principal amount on August 9, 2018. The Note matures on May 15, 2019. The Company has the right to redeem a portion or all amounts outstanding under the Note prior to one hundred and eighty-one days from issuance of the Note under a variable redemption rate premium. After one hundred and eighty days the holder may convert into shares of common stock at a conversion price to be 65% of the average of the two lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen trading days preceding any conversion date by Holder. Upon closing of the transaction, the Company agreed to allow the Investor to retain $2,000 of the advanced sum for Lenders legal and due diligence expenses.

The foregoing is qualified in its entirety by the form of Note attached as Exhibit 10.1, and the Securities Purchase Agreement attached as Exhibit 10.2, which are incorporated herein by reference.

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

Exhibit	Description

10.1	Form of 10% Convertible Promissory Note funded and closed on August 9, 2018 used in connection with the sale of a convertible promissory note in the amount of $30,000. (1)
10.2	Form of Securities Purchase Agreement used in connection with the sale of a 10% convertible promissory note which funded and closed on August 9, 2018 in the amount of $30,000. (1)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 14, 2018	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer