Form 10-K
period 2018-09-30
XSUNX INC
filed 2019-01-07
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of March 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,388,200 based on the closing price as reported on the OTC Markets.

As of January 4, 2019, there were 1,521,097,230 shares of the registrant’s company common voting stock outstanding.

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

We service the commercial self-generation energy market in California, and to a lesser extent the residential solar PV marketplace. We provide project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty service, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full-time project management and licensed assembly crews ensure a seamless process, from start to finish.

The Company operates as licensed contractor in California, and our executive management provides over 30 years of extensive experience in all aspects of construction and project assembly to ensure the accuracy and quality of systems, the continued integrity of the improved building or site, and compliance with construction codes.

We guide our performance by striving to deliver consistently on the following core objectives:

● Commitment – to keeping the customer’s best interests at the forefront at all times; and,

● Value – through a focus on performance and follow through that meets or exceeds customer expectations.

Recent Developments

In the 2017 period we expanded our product group to include managed energy storage systems, and demand charge management software.  We believe that the Company’s development of design and installation expertise for these products and services provided us with a competitive advantage that we plan to continue to leverage for the foreseeable future.

The addition of these products was in response to rising and shifting time-of-use and demand-based charges (measured in kilowatts) by utilities. Pairing solar PV with energy storage, and energy use management can significantly boost project returns through the monitoring and comparison of utility time-of-use and demand charges to real-time facility energy needs to then deliver renewable or stored energy when it provides the greatest savings for operations. This product group focuses primarily on commercial facilities and can be installed as a stand-alone technology or paired with our commercial solar rooftop, carport, truckport, and covered storage canopy systems.

In the 2017 period we established in-house capabilities to design, directly source all the major system components, and install solar canopy systems to provide us with what we believe is an advantage over other solar contractors whom typically rely on costly third-party specialty contractors to install canopy systems for their solar projects. We believe that offering canopy design/build services to solar contractors creates an opportunity to expand sales for these services for which this group of contractor/customers were already seeking assistance with.

In the 2018 we saw our efforts to offer our solar canopy design/build capabilities to solar contractors and developers begin to gain momentum with the sale of services, scheduled to commence in the spring of 2019, to structurally update and repair forty-three existing solar canopies located on the campus of the University of California San Diego.

Market Drivers for Solar Power

We believe that a significant demand for solar power and energy management solutions is continuing to develop in response to the following drivers:

•

Solar and energy management technologies provide the ability to control and predict future energy costs. Our customers invest in the ability to self-generate power and to manage the use and delivery of energy to their operations. These investments provide predictability and control of energy costs and can significantly reduce overall energy costs while insulating clients from rising retail electricity prices.

•

Maturity and dependability of solar and energy management technologies. The results and benefits from investments in solar power systems, facility wide energy use management technology and, the growing effectiveness of new battery chemistries have produced extensive statistical performance data. This historical performance data allows investment benefits for near and long-term future operations to be accurately estimated. This provides customers greater reliance on future results, and the confidence to make investments.

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

•

Government Incentives. Helping to further facilitate the market for investments into self-generated power are Federal, State, and local government tax-based investment incentives. Federal, state and local government bodies provide incentives to owners, operators, and end users of solar and energy storage systems to promote self-generation energy in the form of rebates, tax credits, and exclusion of solar energy systems from property tax assessments. These incentives help to drive customer acceptance of self-generation energy as an alternative to utility-provided power.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities through December 31, 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021 and 10 percent in 2022 for future periods.

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

Our customer relationship development begins with a financial analysis providing estimated investment benefits detailing the anticipated energy savings and economic benefits over the systems life span. Through this process we tailor the technologies we select, and our system designs, to maximize the financial benefits and returns for each customer. We then focus on 100% customer satisfaction through consistently matching customer expectations with our performance, and the delivery of our systems.

The key elements of our approach include:

•

Lead Generation. We market our services utilizing efforts that include internet marketing, website, search engine optimization, direct mailer campaigns to property owners, and customer referrals. Our sales development efforts work with prospective customers from initial interest through tailored proposals and, ultimately, signed contracts.

•

Detailed Investment Analysis. We use information related to our customer’s energy usage, utility rate tariffs, system costs, current or planned operations, and tax basis to determine optimal technology and investment sizing. We combine this data and provide customers with 25-year investment projections that detail capital recovery expectations, system performance and energy savings, tax and operating benefits, and property re-sale value improvement estimates.

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

•

Installation. We make the installation process simple for our customers. Once we complete the design and engineering of an energy system, we obtain all necessary building permits. Then, acting as the general contractor and construction manager, we provide all materials and components and use qualified licensed contractors with commercial electrical and solar experience to provide on-site assembly of systems, utility interconnections, and roofing or structural work. We manage and ensure local building department approvals and arrange for interconnection to the power grid with the utility.

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

Customers

The majority of our revenue comes from sales to commercial customers in California.   We anticipate that through our efforts to promote the sale of our solar canopy and managed energy storage offerings our revenues for commercial sales will continue to outpace residential sales through the 2019 period.

Our commercial system sales service the needs of property owners installing solar PV systems typically larger than 20kW, and energy storage systems that start at 60 kilowatt hours of storage capacity.  However, system size and installation type can vary significantly to meet the needs of the customers energy use and technology needs. The average cycle time for commercial rooftop installs range approximately 8 to 10 weeks. Installations of solar canopies such as carports, truck ports, and covered storage require as much as twelve to twenty weeks due to additional permitting requirement and reviews. We help to facilitate financing options to fit the specific needs of each customer.

 Our residential sales address the needs of property owners typically installing systems smaller than 15kW.  The average cycle time for residential rooftop installs is approximately 2 weeks. We help to facilitate financing options to fit the specific needs of each customer.

Sales, Marketing, and Planned Operations

We have focused our sales efforts and operations on the delivery of commercial solar power and energy management systems in the California market. We believe that our focus provides us long term benefits for brand development as a commercial specialist within a market that we believe to be in the early stages of growth and poised for a broad adoption of solar power generation.

We see this as a significant business development opportunity as our management has the skillset associated with construction management, the licensing qualifications necessary for us to operate as a contractor in California, we have extensive experience associated with solar PV technologies and the design requirements associated with the delivery of a commercial power systems, and there is a market demand available for us to provide these services to.

For the foreseeable future we plan to continue to market and offer managed energy systems comprised of solar PV, solar canopy systems, energy storage, and energy use management technology.  Pairing solar PV with energy storage and energy use management can significantly boost project returns through the monitoring and comparison of utility time-of-use and demand charges to real-time facility energy needs to then deliver renewable or stored energy when it provides the greatest savings for operations. This product group focuses primarily on commercial facilities and can be installed as a stand-alone technology or paired with our commercial solar rooftop, carport, truckport, and covered storage canopy systems.

Additionally, our efforts in the 2018 period to offer our solar canopy design/build capabilities to solar contractors and developers began to gain momentum with the sale of services, scheduled to commence in the spring of 2019, to structurally update and repair forty-three existing solar canopies located on the campus of the University of California San Diego. We intend to continue to market our canopy design/build services to solar contractors for the foreseeable future.

While residential rooftop solar will continue to offer sales growth opportunities, we believe that our focus on non-residential solar power, managed energy storage, and solar canopy systems can, in many instances, provide us with opportunities to offer customers diverse installation options, larger project sizing, greater energy savings, and the ability to differentiate XsunX from competitors.

We plan to continue to focus our marketing efforts in the 2019 period highlighting the advantages of these product groups through efforts that include web advertising, direct outside sales, targeted direct marketing, commissioned consultants, and the referral of satisfied customers.

Operations and Supply

We purchase all of our system components such as solar panels, inverters, batteries, charge controllers, energy management software, and solar module mounting hardware directly from manufacturers and supply houses. When possible, we have established direct factory purchasing relationships. We have selected these suppliers and components based on cost, reliability, availability, warranty coverage, ease of installation, application design and suitability, and technology advantages.

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

Our operations focus is to provide complete project design, management of engineering, facility preparation, installation of systems, and repair or restoration to all affected areas resulting from the installation process. To accomplish this, we use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we provide qualified staff to supervise project operations, inspections, and system start up and energizing. In the 2019 fiscal period we anticipate that our sales may increase, and we plan to expand our direct project management capabilities through the addition of qualified field supervisory and engineering staff.

Competition

We compete with companies that offer solar and energy saving technologies. Many of these competitors have greater resources and access to broader national markets than we do. Our primary areas of competition in the California markets we serve are on pricing, the ability to deliver designs and technology integration that match client needs and the ability to arrange financing. However, when competing for solar installation projects our experience has shown that there is no clear preferred competitor in the markets in which we compete.

We also compete with traditional utilities who have well-established relationships with our target customers providing the ease of a status quo relationship without upfront investment costs. The advantages we offer over traditional utilities is that we offer customers the opportunity to create and to manage the use of their own electricity, minimize the traditional electrical grid dependency, and create profitable long-term investments in energy.

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2018.

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

The solar systems we sell require interconnection permission from the applicable local primary electric utility prior to operation. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the public utility commission or other regulatory body with jurisdiction over utility net metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

 Our operations are subject to federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations.

Employees and Consultants

As of the fiscal year ended September 30, 2018, we had three full-time employees including Mr. Tom Djokovich who is President and CEO. While we do add to, and reduce, the size of our workforce based on current project needs this represents one full-time employee change to the same period ended 2017. To compensate our need for additional staff the Company also relies on qualified consultants and licensed professionals to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we may need to add staff to adequately respond to sales inquiries, project management, and general labor as warranted. We consider relations with our employees and consultants to be good.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating XsunX and our business. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Accordingly, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We Have Not Generated Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue as A Going Concern.

We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial solar power systems and, to date, have not generated significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended September 30, 2018 and 2017 was $(3,969,406) and $(498,663), respectively. Net cash used for operations was $(123,966) and $(44,844) for the years ended September 30, 2018 and 2017, respectively. At September 30, 2018, we had a working capital deficit of $(4,472,681). We had an accumulated deficit at September 30, 2018 and 2017 of $(47,096,505) and $(43,127,099), respectively.

The items discussed above and herein raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether the sales for our products will achieve market acceptance and whether we obtain additional financing to expand marketing efforts. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We expect that we will need to obtain additional financing to continue to operate our business, including expenditures to expand operations for the sales, design, and installation of the energy systems we sell. This financing may be unavailable or available only on disadvantageous terms which could cause the use to curtail our business operations and delay the execution of our business plan.

We have in the past experienced substantial losses and negative cash flow from operations and have required financing, including equity and debt financing, in order to pursue the commercialization of products and services. We expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations, successfully expand operations for the sale and delivery of the systems we sell, complete the sales or development of marketable technologies, products, or services, develop a sales network, or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of any portion or all our business plans, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We may require additional financing to fund future operations, including expansion in current markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on during the year ended September 30, 2018, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

As we continue to expand our business development efforts within the solar PV and energy use management market existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of our systems that may significantly reduce demand for the energy technologies we design and market.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. Future changes to any of these regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our energy systems. For example, in the 2016 year the Public Utility Commission in California approved changes to future Net Energy Metering (NEM) remuneration pricing policies for publicly regulated utilities. These changes have reduced the economic benefits derived by our target customers and could make investments in solar power generation less desirable, thereby harming our future business, prospects, financial condition and results of operations.

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

Our ability to sell solar energy systems, or the benefits of the electricity they generate, may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

We anticipate that we will continue to substantially rely on net metering to establish competitive pricing for our solar PV system sales with our prospective customers. The future absence of net metering for customer acquisition, without other product pricing reductions, could greatly limit demand and our ability to effectively market our solar energy system benefits.

Changes in trade policy by the U.S. government imposing trade restrictions or tariffs could adversely impact our ability to provision the products that comprise the solar PV, solar canopy, and energy management systems that we offer, and could impede our ability to offer competitive solar PV and energy management system products and have a material adverse effect on our business.

As we continue to expand our business development efforts within the solar PV and energy management market these business operations may depend on the availability of products from offshore manufacturers providing access to low cost materials such as solar modules, batteries, inverters, steel, and wire. In the 2018 calendar year tariffs of 25% were imposed in January on imported solar modules, and in February on imported steel.

 In January 2018 the President impose safeguard tariffs on imported solar module and cell manufacturers for the next five years, starting at 30% in year 1, lowering to 25% in year 2, 20% in year 3, and ending at 15% in year 4. The president excluded up to 2.5 gigawatts of solar cell imports over the same period which may lead to the increase of domestic solar module assembly utilizing the imported solar cells.

In February 2018 the President imposed a 25% tariff on imported steel. XsunX utilizes steel in the fabrication of its solar canopy systems, and while we source our materials through domestic providers the imposition of this tariff caused prices for the materials we use to increase. We will continue to be dependent on the use of steel for the construction of solar canopies, and any future domestic steel price increases, or future tariff adjustments, will have a direct influence on the affordability of the systems we market and sell.

Any future determination that creates or adds import barriers or imposes new imports tariffs on products we routinely depend on for our systems may limit the timely availability of solar modules, increase costs thereby reducing economic benefits for solar power generation, and make marketing efforts to attract customers costlier and more difficult thereby limiting our growth.

As we continue to expand our business development efforts within the solar PV and energy management market these business operations will depend on the availability of tax credits and other financial incentives to attract customers. The expiration, elimination or reduction of credits and incentives would adversely impact our planned business expansion.

U.S. federal, state and local government bodies provide incentives to end users and operators of solar and energy storage systems in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to market the low-cost operating and investment benefits of solar PV and energy storage systems to our target customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. Certain reductions or terminations could occur without warning.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of solar power and energy storage coupled with solar power. By statute, this tax credit is available through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021, and 10 percent in 2022 and future years.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business development efforts for the sale of solar PV and energy management systems and cause a material adverse effect to our future financial condition and results of operations.

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

A material drop in the retail price of utility-generated electricity would adversely impact our ability to attract commercial customers which represent our target customer base. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services.

We anticipate that commercial customers will continue to comprise a sizable portion of our business, and the commercial market for energy is particularly sensitive to price changes. Typically, commercial customers pay less for certain aspects of delivered energy from utilities than residential customers. Any future decline in the retail rate of energy or shifts in the timing of peak rate charges for commercial entities could have a significant impact on our ability to attract commercial customers. We may be unable to offer solar or energy storage systems for the commercial market that produce electricity at rates that are competitive with the price of retail electricity on a non-subsidized basis. If this were to occur, we would be at a competitive disadvantage to other energy providers and may be unable to attract new commercial customers, and our future business operations would be harmed.

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

As we continue to expand our business development efforts within the solar PV and energy management system market we will continue to act as the licensed general contractor for our customers and will be subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We intend to, and are required to, operate as a licensed contractor in every region we service, and we will be responsible for customer installations. For our commercial solar PV system projects, we are the general contractor and construction manager, and we will typically rely on licensed subcontractors representing specialty trades such as electrical, concrete, grading, roofing, and carpentry to install the commercial systems we sell. We may be liable to customers for any damage we cause to their facility, belongings or property during the installation of our systems. In addition, any shortages that may occur of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Because our profit on an installation will be based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project.

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

As we continue to expand our business development efforts within the solar PV and energy management system installation market future problems with product quality or performance may cause us to incur warranty expenses and may damage our market reputation and cause our financial results to decline.

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

As we continue to expand our business development efforts within the solar PV and energy storage system installation market, we may be required to make assumptions and apply judgments regarding many factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of the components employed in the assembly of energy systems. The Company has a limited history of project installations and assesses potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future.

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

There is no assurance that the market will accept our continued efforts to offer design, engineering, and installation services for solar electric PV and energy management systems which could have an adverse effect on our business.

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

The loss of strategic relationships used in provisioning the products that comprise the solar PV and energy management systems that we offer could impede our ability to offer competitive solar PV and energy storage system products or further the development of our products and have a material adverse effect on our business.

We have established a plan of operations under which a significant portion of our operations will rely on strategic relationships with third parties to provide materials, components, and labor services necessary for the assembly of solar PV and energy management systems. A loss of any of our third-party relationships for any reason could cause us to experience difficulties in implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

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

We may not be successful in protecting any intellectual property and proprietary rights that we may develop and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.

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

Our future commercial success may require us not to infringe on patents and proprietary rights of third parties or breach any licenses or other agreements that we have entered into with respect to the products that we market, our technologies, products and businesses. The enforceability of patent positions cannot be predicted with certainty. We have in the past applied for patents covering certain aspects of technologies we have worked to developed and we may elect to file additional patents, if any, as we deem appropriate. Patents, if issued, may be challenged, invalidated or circumvented. There can be no assurance that no other relevant patents have been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or may duplicate technologies or capabilities developed by us.

We are not currently a party to any litigation with respect to any patent or trade secrets. However, if we become involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or other intellectual property proceedings outside of the U.S., we might have to spend significant amounts of money to defend our intellectual property rights. If any of our competitors file patent applications or obtain patents that claim inventions or other rights also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and our right to a patent of these inventions in the U.S. Even if the outcome is favorable, such proceedings might result in substantial costs to us, including, significant legal fees and other expenses, diversion of management time and disruption of our business. Even if successful on priority grounds, an interference proceeding may result in loss of claims based on patentability grounds raised in the interference proceeding. Uncertainties resulting from initiation and continuation of any patent or related litigation also might harm our ability to continue our research or to bring products to market.

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

To protect our proprietary business methods, technologies and processes, we rely on trade secret protection and we have also sought formal legal devices such as patents. Although we have taken security measures to protect our trade secrets and other proprietary information, these measures may not provide adequate protection for such information. Our policy is to execute confidentiality and proprietary information agreements with each of our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that technology conceived by the individual in the course of rendering services to us shall be our exclusive property. Even though these agreements are in place there can be no assurances that that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

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

Item 2. Properties

California Corporate Office Lease

As of September 30, 2018, the Company leases corporate facilities located in Aliso Viejo, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Market under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2018	High	Low	Close
First Quarter ended December 31, 2017	0.0010	0.0004	0.0006
Second Quarter ended March 31, 2018	0.0050	0.0006	0.0010
Third Quarter ended June 30, 2018	0.0024	0.0001	0.0019
Fourth Quarter ended September 30, 2018	0.0019	0.0009	0.0011

Year Ended September 30, 2017
First Quarter ended December 31, 2016	0.0014	0.0008	0.0010
Second Quarter ended March 31, 2017	0.0090	0.0010	0.0012
Third Quarter ended June 30, 2017	0.0019	0.0008	0.0010
Fourth Quarter ended September 30, 2017	0.0013	0.0006	0.0008

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

Number of Holders

As of September 30, 2018, there were approximately 302 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stock holders. As of September 30, 2018, there were 1,468,106,819 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2018 the last reported sales price of our common stock on the OTC Market was approximately $0.0011 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which no options were issued and outstanding under the Plan at September 30, 2018.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2018 the Company did not grant or issue any stock purchase options.

Recent Sales of Securities (Registered and Unregistered)

During the year ended September 30, 2018, the Company made the following unregistered issuances at fair value in the aggregate amount of 427,960,271 shares of common stock upon the conversion by the holders of convertible notes as follows:

The Company issued 427,960,271 shares of common stock at prices ranging from $0.00055 to $0.0001 upon conversion of the aggregate amount of $126,920 dollars of principal and accrued interest of $14,577 to holders of 10% convertible notes.

Unless noted otherwise, all the above issuances by the Company of its unregistered securities were made by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”).

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

We service the commercial self-generation energy market in California, and to a lesser extent the residential solar PV marketplace. We provide project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty service, system monitoring and maintenance. We offer a wide variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full-time project management and licensed assembly crews ensure a seamless process, from start to finish.

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

Plan of Operations

For the fiscal year ending September 30, 2019, the Company has developed a plan of operations focused on the sale, design, and installation of solar power, solar canopies, and energy management systems as a licensed contractor in California.

Our Plan of Operations requires approximately $66,000 to support sales and marketing efforts, $369,000 for general and administrative activities to support operations, and $116,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision costs associated with solar power system installations. However, the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan, we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

The Company may change any or all the budget categories in the execution of its business attempts. None of the items is to be considered fixed or unchangeable.

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

Results of Operations for the Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017.

Revenue and Cost of Sales:

The Company generated revenues of $665,017 and $1,172,972 in the fiscal years ended September 30, 2018, and 2017. The decrease of $507,955, during the fiscal period ended September 30, 2018 was primarily due to late year commercial projects for which the start date was re-scheduled to spring 2019 for one, and delays in completing financing and permitting processes in the 2018 fiscal period for another. The costs of goods sold in the fiscal years ended September 30, 2018 and 2017 were $438,693 and $791,413, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

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

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $24,897 during the fiscal year ended September 30, 2018 to $428,338 as compared to $453,235 for the prior fiscal year ended September 30, 2017. The decrease in SG&A expenses was related primarily due to the Company experiencing a reduction to the administrative costs associated with the delivery of sold projects as the Company improved its project delivery capabilities. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income/(expenses) increased by $3,340,289 to $(3,767,112) for the fiscal year ended September 30, 2018, compared to $(426,823) for the prior fiscal year ended September 30, 2017. The increase was the result of an increase in net increase in loss on net change of fair market value of the derivative instruments of $3,227,624, increase in loss on conversion of debt of $39,797, increase in interest expense in the amount of $72,966, which includes amortization of debt discount of $60,518, with a decrease in penalties of $98. The increase in other income/(expenses) was due to financing through the issuance of convertible promissory notes.

Net Loss:

For the fiscal year ended September 30, 2018, our net loss was $(3,969,406) as compared to a net loss of $(498,663) for the fiscal year ended September 30, 2017. The majority of the increase in net loss of ($3,470,743) was due primarily to a decrease in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2018 of $(4,472,681), as compared to a working capital deficit of $(919,717) as of September 30, 2017. The increase of $3,552,964 in working capital deficit was the result of an increase in cash, contract receivables, contract asset, accounts payable, accrued expenses, contract liabilities, and convertible notes, derivative liability, with a decrease in prepaid expenses. The Company had revenue during the current period, and a reduction in debt financing.

For the fiscal year ended September 30, 2018, our cash flow used by operating activities was $123,966, as compared to cash flow used by operating activities of $44,844 for the prior fiscal year ended September 30, 2017. The increase in cash flow used of $79,122 by operating activities was primarily due to a net change in net loss associated with the overall decrease in selling, general and administrative expenses resulting from a change in selling efforts to more efficient web-based programs and improving project delivery capabilities.

Cash flow used in investing activities was $0, compared to cash flow used by investing activities of $772 for the fiscal year ended September 30, 2018 and 2017. The decrease of $772 in investing activities was primarily due to fixed assets purchased in the prior fiscal year.

Cash flow provided by financing activities was $142,000 for the fiscal year ended September 30, 2018, as compared to cash provided by financing activities of $46,500 during the fiscal year ended September 30, 2017. The increase in cash flow provided by financing activities was the result of an increase in the Company’s reliance on cash provided through equity financing. Our capital needs have primarily been met from the revenue and proceeds of private placements, and the sale of convertible notes. There is no assurance that our revenue will exceed our operating cost.

For the fiscal year ending September 30, 2018, the Company has developed a plan of operations focused on the sale, design, and installation of solar power, energy storage, and solar canopy systems as a licensed contractor in California.

PLAN OF OPERATION AND FINANCING NEEDS

Our Plan of Operations, based upon the aforementioned activities, requires approximately $66,000 to support sales and marketing efforts, $369,000 for general and administrative activities to support operations, and $116,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision with costs associated with solar power system installations. However, the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan, we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Managements Report of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2018, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

Between November 9 and 27, 2018 the Company issued 52,990,411 shares of common upon conversion of $25,000 of principal and $1,250 in accrued interest by the holder of a 10% convertible Note that was originally issued on May 7, 2018. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2018:

Name	Age	Position Held	Tenure
Tom Djokovich	61	CEO, President, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009, President since January 2013
Thomas Anderson	53	Director	Since August 2001
Oz Fundingsland	75	Director	Since November 2007
Michael Russak	71	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 61, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

Mr. Djokovich was the founder and served from 1995 to 2002 as the Chief Executive Officer of Accesspoint Corporation, a vertically integrated provider of electronic transaction processing and e-business solutions for merchants. Under Mr. Djokovich’s guidance, Accesspoint became a member of the Visa/MasterCard association, the national check processing association NACHA, and developed one of the payment industry’s most diverse set of network-based transaction processing, business management and CRM systems for both Internet and conventional points of sale. Prior to Accesspoint, Mr. Djokovich founded TMD Construction and Development in 1979. TMD provided management for multimillion-dollar projects incorporating at times hundreds of employees, subcontractors and international material acquisitions for commercial, industrial and custom residential construction services as a licensed building and development firm in California. In 1995 Mr. Djokovich developed an Internet based business-to-business ordering system for the construction industry.

Independent Directors

Mr. Thomas Anderson, age 53, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 75, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 71, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2018, the Company’s board was comprised of four directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2018, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer and our president (collectively, our “named executive officers”) for the fiscal years ended September 30, 2018, and 2017 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Tom Djokovich, CEO(1)	2018	169,000	0	0	0	0	16,132	183,747
	2017	169,000	0	0	0	0	14,747	183,747

(1)

In addition to Mr. Djokovich’s salary compensation the Company provided Mr. Djokovich with co-payments totaling $16,132 and 14,747 for health insurance premiums as part of the Company’s health insurance program in the fiscal periods ended 2018, and 2017 respectively.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2018, and 2017 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2018	0	0	0
	2017	0	0	0

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2018

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Tom Djokovich, CEO	-	-	-	-	-	-	-	-	-

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, a Director, and the qualifying person for the Company’s California State contractor’s license. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2018 fiscal period was $169,000 in collected wages. Mr. Djokovich was also provided with approximately $16,132 in co-payments of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2018, Directors did not receive compensation for their services as Directors. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)

Tom Djokovich	$0	0	0	0	$0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2018, as applicable, new or existing employment agreements were reviewed and deliberated by the four members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 4, 2019, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	13,000,000	5,000	60.85%
Thomas Anderson Director	4,433,333	0	< 1%
Oz Fundingsland Director	2,666,667	0	< 1%
Mike Russak Director	2,933,333	0	< 1%
All Officers & Directors as a Group (4 individuals)	23,033,333	0	61.51%

Each principal shareholder has sole investment power and sole voting power over the shares.

(1)

Applicable percentage ownership is based on 1,521,097,230 shares of common stock issued and outstanding as of January 4, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 4, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 13,000,000 shares owned by the Mr. Djokovich at January 4, 2019. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)

The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of January 4, 2019, Mr. Djokovich held 13,000,000 shares of the Company’s common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 925,658,338 shares of common stock or approximately 60.85% of the Company’s voting stock.

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

The following directors are independent: Thomas Anderson, Oz Fundingsland, and Dr. Michael Russak.

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

Issuance of Convertible Promissory Notes

On October 1, 2013, the Company issued unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Tom Anderson, Dr. Michael Russak, and Oz Fundingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes matured on October 1, 2014 and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time interest charge of 10% shall be applied to any remaining principal sum.  So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares. Dr. Russak and Mr. Fundingsland had converted their Note and received collectively 6,000,000 shares of common stock in the 2014 fiscal period. Mr. Anderson has not converted his Note as of the date of this report.

Item 14. Principal Accounting Fees and Services

2018

For the fiscal year ended September 30, 2018, Liggett & Webb P.A. billed $37,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2017, March 31, 2018, June 30, 2018 and for audit fees related to the Company’s annual report on Form 10-K.

2017

For the fiscal year ended September 30, 2017, Liggett & Webb P.A. billed $37,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2016, March 31, 2017, June 30, 2017 and for audit fees related to the Company’s annual report on Form 10-K.

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
10.11

Form of Addendum extending the maturity date to May 12, 2022 for a Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000. (16)

10.12	Form of Convertible 10% Promissory Note issued on January 11, 2018, used in connection with the sale of a convertible promissory note in the amount of $52,000. (13)
10.13	Form of Convertible 10% Promissory Note issued on May 8, 2018, used in connection with the sale of a convertible promissory note in the amount of $25,000. (14)
10.14	Form of Convertible 10% Promissory Note issued on August 6, 2018, used in connection with the sale of a convertible promissory note in the amount of $30,000. (15)
31.1	Sarbanes-Oxley Certification (16)
32.1	Sarbanes-Oxley Section 906 Certification (16)
101.INS	XBRL Instance Document (16)
101.SCH	XBRL Taxonomy Extension Schema Document (16)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (16)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (16)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (16)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (16)

(1)

Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 14, 2016.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(12)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 15, 2017.
(13)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated January 18, 2018.
(14)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 14, 2018.
(15)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 14, 2018.
(16)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 4, 2019	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	January 4, 2019
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	January 4, 2019
Thomas Anderson, Director

Oz Fundingsland	January 4, 2019
Oz Fundingsland, Director

/s/ Michael Russak	January 4, 2019
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

XsunX, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of XsunX, Inc.  (the "Company") as of September 30, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company doesn’t generate significant revenues, has a history of losses and has negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2016.

New York, NY

January 4, 2019

XSUNX, INC.

Balance Sheets

	September 30, 2018	September 30, 2017

ASSETS

CURRENT ASSETS
Cash	$41,090	$23,056
Contract receivables	99,907	17,125
Prepaid expenses	5,399	6,967
Contract asset	6,919	-

Total Current Assets	153,315	47,148

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	29,842	29,842
Machinery & equipment	1,398	1,398
	31,240	31,240
Less accumulated depreciation	(30,374)	(30,094)

Net Property & Equipment	866	1,146

TOTAL ASSETS	$154,181	$48,294

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$134,398	$83,870
Credit card payable	64,577	67,521
Accrued expenses and interest on notes payable	55,764	39,206
Contract liabilities	141,688	14,955
Derivative liability	4,154,333	625,645
Promissory note, related party	31,500	31,500
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $36,297 and $865, respectively	31,736	92,168

Total Current Liabilities	4,625,996	966,865

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $12 and $147, respectively	165,868	125,653

Total Long Term Liabilities	165,868	125,653

TOTAL LIABILITIES	4,791,864	1,092,518

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,468,106,819 and 1,040,146,548 shares issued and outstanding, respectively	33,311,674	32,935,727
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(47,096,505)	(43,127,099)

TOTAL SHAREHOLDERS' DEFICIT	(4,637,683)	(1,044,224)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$154,181	$48,294

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

Statements of Operations

For the Years Ended September 30, 2018 and 2017

	Years Ended
	September 30, 2018	September 30, 2017

SALES	$665,017	$1,172,972

COST OF GOODS SOLD	438,693	791,413

GROSS PROFIT	226,324	381,559

OPERATING EXPENSES
Selling, general and administrative expenses	428,338	453,235
Depreciation and amortization expense	280	164

TOTAL OPERATING EXPENSES	428,618	453,399

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(202,294)	(71,840)

OTHER INCOME/(EXPENSES)
Penalties	(102)	(200)
Loss on conversion of debt	(234,450)	(194,653)
Gain (Loss) on change in derivative liability	(3,421,590)	(193,966)
Interest expense	(110,970)	(38,004)

TOTAL OTHER INCOME/(EXPENSES)	(3,767,112)	(426,823)

NET LOSS	$(3,969,406)	$(498,663)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,353,970,775	930,964,985

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

Statements of Shareholders’ Deficit

For the Years Ended September 30, 2018 and 2017

					Additional	Stock Options/ Warrants
	Preferred Stock		Common Stock		Paid-in	Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total
Balance at September 30, 2016	5,000	$50	783,080,479	$32,640,840	$5,335,398	$3,811,700	$(42,628,436)	$(840,448)

Common stock issued upon conversion of debt and accrued interest	-	-	257,066,069	294,887	-	-	-	294,887

Net Loss	-	-	-	-	-	-	(498,663)	(498,663)
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

Common stock issued upon conversion of debt and accrued interest	-	-	427,960,271	375,947	-	-	-	375,947

Net Loss	-	-	-	-	-	-	(3,969,406)	(3,969,406)
Balance at September 30, 2018	5,000	$50	1,468,106,819	$33,311,674	$5,335,398	$3,811,700	$(47,096,505)	$(4,637,683)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

Statements of Cash Flows

For the years ended September 30, 2018 and 2017

	Years Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,969,406)	$(498,663)
Adjustment to reconcile net loss to net cash (used in) operating activities
Depreciation & amortization	280	164
(Gain)/Loss on change in derivative liability	3,421,590	193,966
Amortization of debt discount recorded as interest expense	71,801	11,283
Loss on conversion of debt	234,450	194,653
(Increase) Decrease in Change in Assets:
Contract receivables	(82,782)	13,675
Contract assets	(6,919)	10,126
Prepaid expenses	1,568	(4,701)
Increase (Decrease) in Change in Liabilities:
Accounts payable	47,584	39,762
Accrued expenses	31,135	21,390
Billing in excess of cost	126,733	(26,499)

NET CASH USED IN OPERATING ACTIVITIES	(123,966)	(44,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	-	(772)

NET CASH USED IN INVESTING ACTIVITIES	-	(772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	147,000	75,000
Payments on convertible promissory notes	(5,000)	(25,000)
Payments on related party promissory notes	-	(3,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	142,000	46,500

NET INCREASE IN CASH	18,034	884

CASH, BEGINNING OF YEAR	23,056	22,172

CASH, END OF YEAR	$41,090	$23,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,576	$18,638
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$375,947	$294,887
Debt discount on new issuances	$107,098	$1,147
Accrued interest capitalized into convertible notes	$-	$11,705

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, has a history of losses, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2018. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business development efforts in the solar PV industry.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, revenue recognition, the deferred tax valuation allowance, and derivative liabilities. Actual results could differ from those estimates.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the years ended September 30, 2018, and 2017, were $280 and $164, respectively.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of client’s financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The contract receivable balance was $99,907 and $17,125 at September 30, 2018 and 2017, respectively.

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the years ended September 30, 2018 and 2017, the Company did not experience costs related to warranty claims.

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

SEPTEMBER 30, 2018 AND 2017

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising expenses are expensed as incurred. Total advertising expenses were $25,902 and $26,412 for the years ended September 30, 2018, and 2017, respectively.

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards (Note 4), plus the assumed conversion of convertible debt (Note 5).

	For the years ended
	September 30,
	2018	2017

(Loss) to common shareholders (Numerator)	$(3,969,406)	$(498,663)

Basic and diluted weighted average number of common shares outstanding (Denominator)	1,353,970,775	930,964,985

The Company has excluded shares issuable from convertible debt of $245,913 the year ended September 30, 2018, because their impact on the loss per share is anti-dilutive.

The Company has excluded shares issuable from convertible debt of $230,833 the year ended September 30, 2017, because their impact on the loss per share is anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 and 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability at fair value as of September 30, 2018	$4,154,333	$-	$-	$4,154,333

Derivative Liability at fair value as of September 30, 2017	$625,645	$-	$-	$625,645

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2016	$430,532
Fair value of derivative liabilities issued	1,147
Net Gain on change in derivative liability and conversion of debt	193,966
Balance as of September 30, 2017	625,645
Fair value of derivative liabilities issued	107,098
Net Loss on change in derivative liability and conversion of debt	3,421,590
Ending balance as of September 30, 2018	$4,154,333

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

The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policies. See Note 7 for additional disclosures in accordance with the new revenue recognition standard.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

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

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.      CAPITAL STOCK

At September 30, 2018, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of September 30, 2018 and 2017, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

Common Stock

During the year ended September 30, 2018, the Company issued 427,960,271 shares of common stock upon conversion of principal in the amount of $126,920, plus accrued interest of $14,577, with an aggregate fair value loss on settlement of debt of $234,450.

During the year ended September 30, 2017, the Company issued 257,066,069 shares of common stock upon conversion of principal in the amount of $86,512, plus accrued interest of $13,722, with an aggregate fair value loss on settlement of debt of $194,653.

4.      CONVERTIBLE PROMISSORY NOTES

As of September 30, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$197,604
Less current portion	31,736
Total long-term liabilities	$165,868

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

4.      CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2020	$-
2021	50,880
2022	75,000
2023	39,988
$165,868

At September 30, 2018, the $243,913 in convertible promissory notes has a remaining debt discount of $36,309, leaving a net balance of $197,604.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bear trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of September 30, 2018, the Note has matured and the Company and the Holder have entered into discussions for the repayment of the Note. As of September 30, 2018, the Company has paid $5,000 of the principal balance, leaving a remaining principal balance of $13,033, plus accrued interest of $17,264.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the three lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the year ended September 30, 2018, the Company issued 366,653,589 shares of common stock upon conversion of $74,920 in principal, plus accrued interest of $11,977, and a loss on settlement of $207,190. During the year ended September 30, 2018, the Company recognized debt amortization as interest expense in the amount of $147. As of September 30, 2018, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On July 31 and September 18, 2017, the lender advanced additional tranches in the amount of $50,000. The Lender may pay additional consideration at the Lenders discretion. The May Note matures twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded debt discount of $1,147 related to the conversion feature of the May Note, along with derivative liability at inception. During the year ended September 30, 2018, the Company recognized debt amortization as interest expense in the amount of $951. As of September 30, 2018, there remains an outstanding balance of $115,000.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

4.      CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note (the “Jan Note”), in the amount of $52,000 on date of January 11, 2018, which was funded on January 16, 2018. The Note matured on October 20, 2018, and bore interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the year ended September 30, 2018, the Company issued 61,306,681 shares of common stock upon conversion of $52,000 in principal, plus accrued interest of $2,600, and a loss on settlement of $27,260. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $52,000 during the year ended September 30, 2018. The Jan Note was fully converted during the period.

The Company issued an unsecured convertible promissory note (the “May 2018 Note”), in the amount of $25,000 on May 7, 2018, which was funded on May 9, 2018. The Note matures on February 15, 2018, and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,852 during the year ended September 30, 2018. As of September 30, 2018, the balance remaining on the May 2018 Note was $25,000.

The Company issued an unsecured convertible promissory note (the “Aug 2018 Note”), in the amount of $30,000 on August 6, 2018, which was funded on August 9, 2018. The Note matures on February 15, 2018, and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $5,851 during the year ended September 30, 2018. As of September 30, 2018, the balance remaining on the August 2018 Note was $30,000.

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

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations.

At September 30, 2018, the fair value of the derivative liability was $4,154,333.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

4.      CONVERTIBLE PROMISSORY NOTES (Continued)

The convertible notes issued and described in Note 4 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the year ended September 30, 2018, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $107,098, based upon a Binomial lattice model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended September 30, 2018, the Company converted $126,920 in principal of convertible promissory notes, plus accrued interest of $14,577. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on conversion of debt in the amount of $234,450 in the statement of operations for the nine months ended September 30, 2018. At September 30, 2018, the fair value of the derivative liability was $4,154,333.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Black Scholes valuation of the derivatives are as follows:

Risk free interest rate	Between 2.12% and 2.94%
Stock volatility factor	Between 97.11% and 146.5%
Months to Maturity	1 - 5 years
Expected dividend yield	None

5.      NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance as of September 30, 2018 was $31,500, plus accrued interest of $10,577.

6.      REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the years ended September 30, 2018 and 2017.

	Years Ended
	September
	2018	2017
Commercial	$608,207	$979,591
Residential	19,810	193,281
Management fees	37,000	-
	$665,017	$1,172,872

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

6.      REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending September 30, 2018 and 2017 was $6,919 and $0, respectively. The contract liability for the years ending September 30, 2018 and 2017, was $141,688 and $14,955, respectively.

7.     DEFERRED TAX BENEFIT

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Included in the balance at September 30, 2018, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2018, the Company did not recognize interest and penalties.

At September 30, 2018, the Company had net operating loss carry-forwards of approximately $21,616,000 that may be offset against future taxable income from the year 2018 through 2037. No tax benefit has been reported in the September 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2018 and 2017 due to the following:

	9/30/2018	9/30/2017
Book Income	$(1,587,750)	$(199,460)
Nondeductible Other Expenses	1,503,750	169,400
Depreciation	10	(160)
Related Party Accrual	(70)	(310)
Valuation Allowance	(84,060)	30,530
Income Tax Expense	$-	$-

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

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2018 AND 2017

7.     DEFERRED TAX BENEFIT (Continued)

Net deferred tax assets consist of the following components as of September 30, 2018 and 2017:

	9/30/2018	9/30/2017
Deferred Tax Assets:
NOL Carryforward	$6,268,732	$8,562,970
R&D Carryforward	46,150	46,150
Related Party Accruals	913	1,300

Deferred Tax Liabilities:
Depreciation	(10)	(20)

Valuation Allowance	(6,315,785)	(8,610,400)
Net Deferred Tax Asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.  As of September 30, 2018, the Company applied a revised effective tax recapture rate of 29% which resulted in a reduction in the Company value of deferred tax assets and related allowances of approximately $2.3 million.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

8.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following subsequent events to report.

Between November 9 and 27, 2018 the Company issued 52,990,411 shares of common upon conversion of $25,000 of principal and $1,250 in accrued interest by the holder of a 10% convertible Note that was originally issued on May 7, 2018. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.