Form 10-Q
period 2019-06-30
XSUNX INC
filed 2019-08-19
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2019

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

The number of shares of common stock issued and outstanding as of August 19, 2019 was 1,601,887,744

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$60,318	$41,090
Contract receivables	247,491	99,907
Prepaid expenses	865	5,399
Contract asset	-	6,919

Total Current Assets	308,674	153,315

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	31,479	29,842
Machinery & equipment	2,045	1,398
	33,524	31,240
Less accumulated depreciation	(30,716)	(30,374)

Net Property & Equipment	2,808	866

TOTAL ASSETS	$311,482	$154,181

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$150,478	$134,398
Credit card payable	67,219	64,577
Accrued expenses and interest on notes payable	57,533	55,764
Contract liabilities	213,288	141,688
Derivative liability	2,720,833	4,154,333
Promissory note, related party	7,200	31,500
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $0 and $36,297, respectively	35,144	31,736

Total Current Liabilities	3,263,695	4,625,996

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $12, respectively	165,880	165,868

Total Long Term Liabilities	165,880	165,868

TOTAL LIABILITIES	3,429,575	4,791,864

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,601,887,744 and 1,468,106,819 shares issued and outstanding, respectively	33,403,253	33,311,674
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(45,668,494)	(47,096,505)

TOTAL SHAREHOLDERS' DEFICIT	(3,118,093)	(4,637,683)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$311,482	$154,181

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

SALES	$296,237	$393,011	$1,159,466	$524,108

COST OF GOODS SOLD	194,193	307,567	661,224	376,952

GROSS PROFIT	102,044	85,444	498,242	147,156

OPERATING EXPENSES
Selling, general and administrative expenses	119,882	95,744	405,464	308,916
Depreciation and amortization expense	148	70	342	210

TOTAL OPERATING EXPENSES	120,030	95,814	405,806	309,126

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(17,986)	(10,370)	92,436	(161,970)

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	-	-	(33,829)	(207,190)
Gain (Loss) on change in derivative liability	(434,387)	(6,226,878)	1,433,500	(6,356,104)
Interest expense	(8,067)	(34,394)	(64,094)	(72,128)

TOTAL OTHER INCOME/(EXPENSES)	(442,454)	(6,261,272)	1,335,577	(6,635,422)

NET INCOME (LOSS)	$(460,440)	$(6,271,642)	$1,428,013	$(6,797,392)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$0.00	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,601,887,744	1,406,800,138	1,545,192,198	1,320,387,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2019

	FISCAL NINE MONTH PERIOD ENDED JUNE 31, 2018
					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

Common stock issued upon conversion of debt and accrued interest	-	-	273,701,864	174,467	-	-	-	174,467

Net Loss	-	-	-	-	-	-	(66,544)	(66,544)
Balance at December 31, 2017 (unaudited)	5,000	50	1,313,848,412	33,110,194	5,335,398	3,811,700	(43,193,643)	(936,301)

Common stock issued upon conversion of debt and accrued interest	-	-	92,951,726	119,620	-	-	-	119,620

Net Loss	-	-	-	-	-	-	(459,206)	(459,206)
Balance at March 31, 2018 (unaudited)	5,000	50	1,406,800,138	33,229,814	5,335,398	3,811,700	(43,652,849)	(1,275,887)

Net Loss	-	-	-	-	-	-	(6,271,642)	(6,271,642)
Balance at June 30, 2018 (unaudited)	5,000	$50	1,406,800,138	33,229,814	5,335,398	3,811,700	(49,924,491)	(7,547,529)

	FISCAL NINE MONTH PERIOD ENDED JUNE 30, 2019
					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2018	5,000	$50	1,468,106,819	$33,311,674	$5,335,398	$3,811,700	$(47,096,505)	$(4,637,683)

Common stock issued upon conversion of debt and accrued interest	-	-	52,990,411	39,401	-	-	-	39,401

Net Income	-	-	-	-	-	-	1,406,086	1,406,086
Balance at December 31, 2018 (unaudited)	5,000	50	1,521,097,230	33,351,075	5,335,398	3,811,700	(45,690,419)	(3,192,196)

Common stock issued upon conversion of debt and accrued interest	-	-	80,790,514	52,178	-	-	-	52,178

Net Income	-	-	-	-	-	-	482,365	482,365
Balance at March 31, 2019 (unaudited)	5,000	50	1,601,887,744	33,403,253	5,335,398	3,811,700	(45,208,054)	(2,657,653)

Net Loss	-	-	-	-	-	-	(460,440)	(460,440)
Balance at June 30, 2019 (unaudited)	5,000	$50	1,601,887,744	33,403,253	5,335,398	3,811,700	(45,668,494)	(3,118,093)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Nine Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,428,013	$(6,797,392)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation & amortization	342	210
(Gain)/Loss on change in derivative liability	(1,433,500)	6,356,104
Amortization of debt discount recorded as interest expense	36,309	37,095
Loss on conversion of debt	33,829	207,190
(Increase) Decrease in Change in Assets:
Contract receivables	(147,584)	10,953
Contract assets	6,919	(60,248)
Prepaid expenses	4,534	6,348
Increase (Decrease) in Change in Liabilities:
Accounts payable	18,722	67,844
Accrued expenses	26,628	22,870
Contract liabilities	71,600	94,558

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,812	(54,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(2,284)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,284)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party promissory notes	(24,300)	-
Proceeds from convertible promissory notes	-	117,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,300)	117,000

NET INCREASE (DECREASE) IN CASH	19,228	62,532

CASH, BEGINNING OF PERIOD	41,090	23,056

CASH, END OF PERIOD	$60,318	$85,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,911	$2,364
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of issuance of common stock upon conversion of debt and accrued interest	$91,579	$294,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2019

1.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended September 30, 2019. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2018.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended June 30, 2019, the Company did not generate significant revenue, incurred a net income of $1,428,013, which included a non-cash change in derivative liability of $1,433,500 and cash provided in operations of $45,812. As of June 30, 2019, the Company had a working capital deficiency of $2,955,021, and a shareholders’ deficit of $3,118,093. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the nine months ended June 30, 2019. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business development efforts in the solar PV industry.

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

JUNE 30, 2019

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers monthly. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The contract receivable balance was $247,491 and $99,907 at June 30, 2019 and September 30, 2018, respectively.

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the nine months ended June 30, 2019, the Company did not experience costs related to warranty claims.

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

For the nine months ended June 30, 2019, the Company calculated the dilutive impact of the convertible debt of $201,024, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net income (loss) per share, because their impact was antidilutive.

For the nine months ended June 30, 2018, the Company calculated the dilutive impact of the convertible debt of $272,913, which is convertible into shares of common stock. The convertible debt was not included in the calculation of net loss per share, because their impact was antidilutive.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2019

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$2,720,833	$-	$-	$2,720,833
Total Liabilities measured at fair value	$2,720,833	$-	$-	$2,720,833

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2018	$4,154,333
Net Gain on change in derivative liability	(1,433,500)
Ending balance as of June 30, 2019	$2,720,833

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

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2019

3.    CAPITAL STOCK

Preferred Stock

As of June 30, 2019, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

Common Stock

During the nine months ended June 30, 2019, the Company issued 133,780,925 shares of common stock upon conversion of principal in the amount of $55,000, plus accrued interest of $2,750, with an aggregate fair value loss on settlement of debt of $33,829.

4.    STOCK OPTIONS

On May 20, 2014, the Company adopted the 2014 XSUNX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. The 2007 Stock Option Plan is superseded by the newly adopted 2014 XSUNX, Inc. Stock Option and Award Plan. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. There are no stock options outstanding as of June 30, 2019.

5.    CONVERTIBLE PROMISSORY NOTES

As of June 30, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$201,024
Less current portion	35,144
Total long-term liabilities	$165,880

Maturities of long-term debt for the next four years are as follows:

Period Ended
June 30,
2020	$35,144
2021	15,880
2022	60,000
2023	90,000
$201,024

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of June 30, 2019, the remaining balance of the Note is $35,144, which includes capitalized interest of $22,111 As of June 30, 2019, the Note has matured, and the Company and the Holder have entered into discussions for the repayment of the Note.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2019

5.    CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. As of June 30, 2019, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12 during the nine months ended June 30, 2019. As of June 30, 2019, the balance remaining on the May Note was $115,000.

On May 7, 2018, the Company issued a 10% unsecured convertible promissory note (the “May 2018 Note”), in the amount of $25,000. The May 2018 Note was funded on May 9, 2018. The Note matures on February 15, 2019 and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest two-dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company issued 52,990,411 shares of common stock upon conversion of principal of $25,000, plus accrued interest of $1,250, with a fair value loss on conversion of debt of $13,151. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,148 during the nine months ended June 30, 2019. As of June 30, 2019, the balance remaining on the May 2018 Note was $0.

On August 6, 2018, the Company issued a 10% unsecured convertible promissory note (the “Aug 2018 Note”), in the amount of $30,000. The Aug 2018 Note was funded on August 9, 2018. The Note matures on May 15, 2019 and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest two-dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the nine months ended June 30, 2019, the Company issued 80,790,514 shares of common stock upon conversion of principal in the amount of $30,000, plus accrued interest of $1,500, with a fair value loss on conversion of debt of $20,678. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,149 during the nine months ended June 30, 2019. As of June 30, 2019, the balance remaining on the August 2018 Note was $0.

Issuance of Convertible Promissory Notes for Services to Related Party

As of June 30, 2019, the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015 and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2019

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

During the nine months ended June 30, 2019, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determine the fair value of the conversion feature of the convertible notes at issuance, based upon a Binomial lattice model calculation. We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which would be amortized over the life of the Notes. During the period there were no new issuances.

During the nine months ended June 30, 2019, the Company converted $55,000 in principal of convertible promissory notes, plus accrued interest of $2,750. Due to the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a fair value loss on conversion of debt in the amount of $33,829 in the statement of operations for the nine months ended June 30, 2019. At June 30, 2019, the fair value of the derivative liability was $2,720,833.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivative are as follows:

Risk free interest rate	Between 1.71% and 2.18%
Stock volatility factor	Between 48.0% and 140.0%
Months to Maturity	1 - 4 years
Expected dividend yield	None

6.   NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. During the nine months ended received payment in the amount of $24,300. The balance as of June 30, 2019 was $7,200, plus accrued interest of $12,541.

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

JUNE 30, 2019

7.    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

The following table represents a disaggregation of revenue by customer type from contracts with customers for the nine months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Commercial	$1,091,691	$502,108
Residential	50,525	-
Management fees	17,250	22,000
	$1,159,466	$524,108

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ending June 30, 2019 and the year ended September 30, 2018 was $0 and $6,919, respectively. The contract liability for the nine months ended June 30, 2019 and the year ended September 30, 2018 was $213,288 and $141,688, respectively.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended June 30, 2019 and 2018 of $296,237 and $393,011 respectively. The decrease in revenue of $96,774 during the three months ended June 30, 2019 was attributable to delays in procuring permits for the installation of sold commercial projects in the period. We anticipate that through our marketing efforts that purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the three months ended June 30, 2019 and 2018 was $192,086 and $307,567, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $26,246 during the three months ended June 30, 2019 to $121,990 as compared to $95,744 for the three months ended June 30, 2018. The increase in SG&A expenses was related primarily due to the Company experiencing an increase in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended June 30, 2019 was $148, compared to $70 for the three months ended June 30, 2018.

Other Income/(Expenses):

Other income and (expenses) decreased by $5,818,819 to $(442,453) for the three months ended June 30, 2019, compared to $(6,261,272) for the three months ended June 30, 2018. The decrease was the result of a decrease in non-cash loss on change of fair value of the derivative instruments of $5,792,491, and a decrease in interest expense of $26,328, which included a decrease in non-cash amortization of debt discount in the amount of $21,772.

Net Income (Loss):

For the three months ended June 30, 2019, our net loss was $(460,440) as compared to a net loss of $(6,271,642) for the three months ended June 30, 2018. The majority of the decrease in net income of was due primarily to an increase in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2019 COMPARED TO NINE MONTHS ENDED JUNE 30, 2018.

Revenue and Cost of Sales:

The Company generated revenues in the nine months ended June 30, 2019 and 2018 of $1,159,466 and $524,108, respectively. The increase in revenue of $635,358 during the nine months ended June 30, 2019 was attributable to an increase in sold commercial projects for which we were able to secure permits and begin installations in the period. We anticipate that through our marketing efforts purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the nine months ended June 30, 2019 and 2018 was $659,117 and $376,952, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $98,655 during the nine months ended June 30, 2019 to $407,571 as compared to $308,916 for the nine months ended June 30, 2018. The increase in SG&A expenses was related primarily due to an increase in labor wages, and other administrative expenses. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the nine months ended June 30, 2019 was $342, compared to $210 for the nine months ended June 30, 2018.

Other Income/(Expenses):

Other income and (expenses) decreased by $7,970,999 to $1,335,577 for the nine months ended June 30, 2019, compared to $(6,635,422) for the nine months ended June 30, 2018. The decrease was the result of a decrease in non-cash loss on change of fair value of the derivative instruments of $7,789,604, a decrease in interest expense of $8,034, which included a decrease in non-cash amortization of debt discount in the amount of $22,290, and a decrease in non-cash loss on conversion of debt in the amount of $173,361. The decrease in other income/(expenses) was due to financing through the issuance of convertible promissory notes.

Net Income (Loss):

For the nine months ended June 30, 2019, our net income was $1,428,013 as compared to a net loss of $(6,797,392) for the nine months ended June 30, 2018. The majority of the increase in net income of was due primarily to an increase in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2019 of $2,955,021, as compared to a working capital deficit of $4,472,681 as of September 30, 2018. The decrease in working capital deficit was the result of an increase in cash, contract receivables, accounts payable, accrued expenses, contract liabilities, with a decrease in prepaid expenses, contract asset, derivative liability, convertible notes payable.

Cash flow provided by operating activities was $45,812 for the nine months ended June 30, 2019, as compared to cash flows used in operating activities of $(54,468) for the nine months ended June 30, 2018. The increase in cash flow provided by operating activities was due to an increase in contract receivables.

Cash flow used in investing activities for the nine months ended June 30, 2019 and 2018 were $2,284 in the current period for the purchase of tangible assets, compared to the prior period of $0.

Cash used in financing activities for the nine months ended June 30, 2019 was $(24,300), as compared to cash provided of $117,000 in financing activities for the nine months ended June 30, 2018. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated January 4, 2019, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2019, the Company’s capital needs have been met from the use of working capital provided by the proceeds from revenues in the amount of $1,159,466.

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

Exhibit	Description

31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (1)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 19, 2019	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer