Form 10-K
period 2019-09-30
XSUNX INC
filed 2019-12-20
CIK 1039466

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

Name of Each Exchange on which Registered: OTC Markets

Trading Symbol: XSNX

Title of each class: Common Stock, no par value per share

Securities registered pursuant to Section 12(g) of the Act: None

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

As of March 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $947,313 based on the closing price as reported on the OTC Markets.

As of December 20, 2019, there were 1,601,887,744 shares of the registrant’s company common voting stock outstanding.

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

We service the commercial self-generation energy market in California, and to a lesser extent the residential solar PV marketplace. We provide project assessment and installation services to our customers including technology selection, system engineering, procurement, permitting, construction, grid connection, warranty service, system monitoring and maintenance. We offer a variety of energy production and management technologies, design our systems in-house to ensure that the performance of the systems we deliver match the financial projections, and our full-time project management and licensed assembly crews ensure a seamless process, from start to finish.

The Company operates as licensed contractor in California, and our executive management provides over 35 years of extensive experience in all aspects of construction and project assembly to ensure the accuracy and quality of systems, the continued integrity of the improved building or site, and compliance with construction codes.

We guide our performance by striving to deliver consistently on the following core objectives:

● Commitment – to keeping the customer’s best interests at the forefront at all times; and,

● Value – through a focus on performance and follow through that meets or exceeds customer expectations.

Recent Developments

In the 2017 period we established in-house capabilities to design, directly source all the major system components, and install solar canopy systems to provide us with what we believe is an advantage over other solar contractors whom typically rely on costly third-party specialty contractors to install canopy systems for their solar projects. In addition to building our own canopies we offer canopy design/build services to solar contractors which we believe creates an opportunity to expand sales for these services for which this group of contractor/customers were already seeking assistance for.

In the 2018 we saw our efforts to offer our solar canopy design/build capabilities to solar contractors and developers begin to gain momentum with the sale of services which commenced in the summer of 2019, to structurally update and repair existing solar canopies located on the campus of the University of California San Diego. And, we have also begun to leverage our steel canopy construction capabilities into other market areas such as non-solar parking and shade canopies for which we delivered thirty-three parking canopies to a homeowner’s association in El Toro California in the 2019 period.

Market Drivers for Solar and Energy Management Solutions

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

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities through December 31, 2019, after which it will fall to 26% in 2020, 22% in 2021 and 10% in 2022 for future periods.

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

•

Monitoring, Maintenance, and Service. We provide our customers with real-time facility wide monitoring of energy generation, and facility wide energy consumption. In addition to providing clients with a better understanding of their energy usage, and the opportunity to modify their usage to realize savings, these monitoring systems allow us to confirm the continuing proper operation of installed solar energy systems. We also service what we sell and provide customers with a single source for system maintenance or warranty coordination and service.

Customers

The majority of our revenue comes from sales to commercial customers in California.   We anticipate that through our efforts to promote the sale of our solar canopy and managed energy storage offerings our revenues for commercial sales will continue to outpace residential sales through the 2020 period.

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

For the foreseeable future we plan to continue to market and offer managed energy systems comprised of solar PV, solar canopy systems, energy storage, and energy use management technology.  Pairing solar PV with energy storage and/or energy use management can significantly boost project returns through the monitoring and comparison of utility time-of-use and demand charges to real-time facility energy needs to then deliver renewable or stored energy when it provides the greatest savings for operations. This product group focuses primarily on commercial facilities and can be installed as a stand-alone technology or paired with our commercial solar rooftop, carport, truckport, and covered storage canopy systems.

Additionally, we began efforts in the 2018 period to offer our solar canopy design/build capabilities to solar contractors and developers. And, in the 2019 period we also began to leverage our steel canopy construction capabilities into other market areas offering non-solar parking and shade canopies to high density housing complexes and homeowner’s associations.

While residential rooftop solar will continue to offer sales opportunities, we believe that our focus on non-residential solar power, managed energy storage, and solar canopy systems can provide us with opportunities to differentiate XsunX from competitors.

We plan to continue to focus our marketing efforts in the 2020 period highlighting the advantages of these product groups through efforts that include web advertising, direct outside sales, targeted direct marketing, commissioned consultants, and the referral of satisfied customers.

Operations and Supply

We purchase all of our system components such as solar panels, inverters, batteries, charge controllers, energy management software, and solar module mounting hardware directly from manufacturers and supply houses. When possible, we have established direct factory purchasing relationships. We have selected these suppliers and components based on, existing market presence and track record, cost, reliability, availability, warranty coverage, ease of installation, application design and suitability, and technology advantages.

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

Our operations focus is to provide complete project design, management of engineering, facility preparation, installation of systems, and repair or restoration to all affected areas resulting from the installation process. To accomplish this, we use the services of licensed service professionals in each of the representative trades or specialties necessary. Additionally, we provide qualified staff to supervise project operations, inspections, and system start up and energizing. In the 2020 fiscal period we anticipate that our sales may increase, and we will, as needed, expand our direct project management capabilities through the addition of qualified field supervisory and engineering staff.

Competition

We compete with companies that offer solar and energy saving technologies. Many of these competitors have greater resources and access to broader national markets than we do. Our primary areas of competition in the California markets we serve are on installer experience, pricing, the ability to deliver designs and technology integration that match client needs and the ability to arrange financing. However, when competing for solar installation projects our experience has shown that there is no clear preferred competitor in the markets in which we compete.

We also compete with traditional utilities who have well-established relationships with our target customers providing the ease of a status quo relationship without upfront investment costs to supply energy to their facilities. The advantages we offer over traditional utilities is that we offer customers the opportunity to create and to manage the use of their own electricity, minimize the traditional electrical grid dependency, and create profitable long-term investments in energy.

Intellectual Property

The following is an outline of certain patents and technologies we have developed, attempted to develop, have acquired, licensed, or abandoned:

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

Government Contracts

There are no government contracts as of the fiscal year ended September 30, 2019.

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

Employees and Consultants

As of the fiscal year ended September 30, 2019, we had two full-time employees including Mr. Tom Djokovich who is President and CEO which represents on full-time employee change to the same period ended 2018. We also rely on part-time employees to augment the size of our workforce based on current project needs. To compensate our need for additional staff the Company also relies on qualified consultants and licensed professionals to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we may elect to add staff to respond to sales inquiries, project management, and general labor as warranted. We consider relations with our full and part-time employees and consultants to be good.

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

We Have Not Generated Significant Revenues and Our Financial Statements Raise Substantial Doubt About Our Ability to Continue as A Going Concern.

We are in the early stages of executing our plans to grow our business through the sale, design, installation, and servicing of commercial solar power systems and, to date, have not generated significant revenues.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net Income (Loss) for the years ended September 30, 2019 and 2018 was $2,343,982 and $(3,969,406), respectively. Net cash used for operations was $(6,542) and $(123,966) for the years ended September 30, 2019 and 2018, respectively. At September 30, 2019, we had a working capital deficit of $(2,072,641). We had an accumulated deficit at September 30, 2019 and 2018 of $(44,752,523) and $(47,096,505), respectively.

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

We expect that we will need to obtain additional financing to continue to operate our business, including expenditures, as needed, to expand operations for the sales, design, and installation of the energy systems we sell. This financing may be unavailable or available only on disadvantageous terms which could cause the use to curtail our business operations and delay the execution of our business plan.

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

We may require additional financing to fund future operations, including expansion in current markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on during the year ended September 30, 2019, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

As we continue to expand our business development efforts within the solar PV and energy use management market existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of our systems that may significantly reduce demand for the energy technologies we design and market.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. Future changes to any of these regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our energy systems. For example, in the 2016 year the Public Utility Commission in California approved changes to future Net Energy Metering (NEM) remuneration pricing policies for publicly regulated utilities. And, in the 2019 year the Public Utility Commission in California approved changes to time of use pricing policies for publicly regulated utilities. These changes have reduced the economic benefits derived by our target customers and could make investments in solar power generation less desirable, thereby harming our future business, prospects, financial condition and results of operations.

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

In 2016 the California Public Utilities Commission (PUC) adopted new policies known as NEM 2.0 as a successor net energy feed in regulation which became generally effective in the first quarter of 2017 throughout the state. A benefit to NEM 2.0 eliminated caps on solar installations within utility territories through 2019. However, customers applying for NEM interconnection with utilities will now be required to pay one-time interconnection fees between $75 to $150 dollars, and pay an average of 2-3¢/kWh “non-bypassable charge”  thereby effectively reducing the ability for daytime retail rate credits to offset 100% of costs incurred when purchasing power from the utility in the evenings, and NEM customers will be required to move to Time Of Use (TOU) rate plans. In March 2019 the PUC approved changes to the TOU rate schedules allowing public utilities to move peak pricing TOU rates for energy to the afternoon and evening hours, 4 P.M. to 9 P.M., thereby reducing the value of net metering credits that customers earned for excess solar energy production sent to the utility grid during daylight hours prior to this TOU rate change.

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

We anticipate that we will continue to substantially rely on net metering to establish competitive pricing for our solar PV system sales with our prospective customers. The adoption of installation caps within utility territories on solar installations after 2019, or the future absence of net metering for customer acquisition without other product pricing reductions, could greatly limit demand for solar energy and our ability to effectively market our solar energy system benefits.

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

 In January 2018 the President impose safeguard tariffs on imported solar module and cell manufacturers for the next five years, starting at 30% in year 1, lowering to 25% in year 2, 20% in year 3, and ending at 15% in year 4. The president excluded up to 2.5 gigawatts of solar cell imports over the same period which has led to the increase of domestic solar module assembly utilizing the imported solar cells. This increase to domestic supply has helped to offset supply issues created in January 2018.

In February 2018 the President imposed a 25% tariff on imported steel. XsunX utilizes steel in the fabrication of its solar canopy systems, and while we source our materials through domestic providers the imposition of this tariff caused prices for the materials we use to increase, and while pricing has improved in the 2019 period overall costs continue to be higher than prior to February 2018 . We will continue to be dependent on the use of steel for the construction of solar canopies, and any future domestic steel price increases, or future tariff adjustments, will have a direct influence on the affordability of the systems we market and sell.

Any future determination that creates or adds import barriers or imposes new imports tariffs on products we routinely depend on for our systems may limit the timely availability of solar modules, increase costs thereby reducing economic benefits for solar power generation, and make marketing efforts to attract customers costlier and more difficult thereby limiting our growth.

As we continue to expand our business development efforts within the solar PV and energy management market these business operations will depend on the availability of tax credits and other financial incentives to attract customers. The expiration, elimination or reduction of credits and incentives would adversely impact any planned business expansion.

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

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of solar power and energy storage coupled with solar power. By statute, this tax credit is available through 2019, after which it will fall to 26% in 2020, 22% in 2021, and 10 percent in 2022 and future years.

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

We are required to operate as a licensed contractor in every region we service, and we will be responsible for customer installations. For our commercial solar PV system projects, we are the general contractor and construction manager, and we will typically rely on licensed subcontractors representing specialty trades such as electrical, concrete, grading, roofing, and carpentry to install the commercial systems we sell. We may be liable to customers for any damage we cause to their facility, belongings or property during the installation of our systems. In addition, any shortages that may occur of skilled subcontractor labor for our projects could significantly delay a project or otherwise increase our costs. Because our profit on an installation will be based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project.

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

The installation of solar PV and energy storage systems may require our employees, and any subcontractors that we engage, to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings that may be necessary as part of our business may require our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations.

As we expand our business development efforts within the solar PV and energy management system installation market future problems with product quality or performance may cause us to incur warranty expenses and may damage our market reputation and cause our financial results to decline.

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

There can be no assurance that any of the products we market that comprise the solar PV and energy storage systems we offer will gain or maintain market acceptance, or our limited research and development efforts will be successful. Further, the areas in which we have developed product groups are characterized by rapid and significant technological change. Rapid technological development may result in our products becoming obsolete or noncompetitive. If products based on the technologies we use cannot be developed for manufacture and sold commercially or our products become obsolete or noncompetitive, we may be unable to recover our investments or achieve profitability. In addition, any commercialization schedule may be delayed if we experience delays in meeting development goals, if products based on our technologies exhibit technical defects, or if we are unable to meet cost or performance goals. In this event, potential purchasers of products based on our technologies may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

There is no assurance that the market will accept the products that we offer which could have an adverse effect on our business.

There can be no assurance that products we market, or products based on technologies we use, will be perceived as being superior to existing products or new products offered or being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for our products and services may exceed the prices of competitive products based on existing technologies or new products based on technologies currently under development by competitors. There can be no assurance that the prices of products we offer, or the technologies of others that we market will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing products or with other new products or technologies. If consumers do not accept products based on our technologies, we may be unable to recover our investments or achieve profitability.

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

Our success is highly dependent on the continued services of our CEO as the qualifying individual for our state contractor’s license, technicians, and access to qualified consultants and licensed subcontractors. The loss of any of these individuals or resources will have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and technical personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel in the market.

Our ability to operate as a licensed contracting Company is highly dependent on the continued services of our CEO as the qualifying individual for our state contractor’s license. There can be no assurance that we will be able to retain our licensing qualifications or find other qualified individuals to support our licensing requirements should our CEO elect to withdraw his qualification status for our state license. We may be required to develop alternative business objectives or explore new business opportunities in other fields. The loss or restructuring of our status as a licensed contracting Company could have a material adverse effect on our business.

The state of California requires that corporations provide an officer or employee to qualify for the required state license. The loss of the Company’s qualifier for its state license would force the Company to seek a new qualifier for which there can be no assurance that the Company could find or find one on terms that would not impose significant new costs or limitations to our operations.

The loss of change of our licensing status may require that we explore alternative business opportunities including changes to our current business type and operations. Any resulting change to our business efforts could adversely impact our ability to generate revenues. There can be no assurance that any change to our current or future operations or business type will succeed or find market acceptance.

We may require additional financing to fund any future or changed operations. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, which we have relied on in the past, the holders of these debt securities could have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest and derivative expenses for us which could have a materially adverse effect on our business.

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

To protect our proprietary business methods, technologies and processes, we rely on trade secret protection and we have in the past also sought formal legal devices such as patents. Although we have taken security measures to protect our trade secrets and other proprietary information, these measures may not provide adequate protection for such information. Our policy is to execute confidentiality and proprietary information agreements with each of our employees and consultants upon the commencement of an employment or consulting arrangement with us. Even though these agreements are in place there can be no assurances that that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards and impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to assess our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel, or loss of our state contractor’s license;

•	sales of our common stock;

•	the need to recapitalize our common stock structure;

•	our ability to integrate new operations, technology, products and services;

•	our ability to execute our business plan;

•	the need to modify or change our business plans;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Item 2. Properties

California Corporate Office Lease

As of September 30, 2019, the Company leases corporate facilities located in Aliso Viejo, CA. The lease for the Aliso Viejo location is month to month at a rate of $200 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s common stock trades on the OTC Market under the symbol “XSNX”.  The range of high, low and close quotations for the Company’s common stock by fiscal quarter within the last two fiscal years, as reported by the OTC Markets, was as follows:

Year Ended September 30, 2019	High	Low	Close
First Quarter ended December 31, 2018	0.0010	0.0005	0.0006
Second Quarter ended March 31, 2019	0.0008	0.0005	0.0005
Third Quarter ended June 30, 2019	0.0011	0.0005	0.0006
Fourth Quarter ended September 30, 2019	0.0007	0.0005	0.0005

Year Ended September 30, 2018
First Quarter ended December 31, 2017	0.0010	0.0004	0.0006
Second Quarter ended March 31, 2018	0.0050	0.0006	0.0010
Third Quarter ended June 30, 2018	0.0024	0.0001	0.0019
Fourth Quarter ended September 30, 2018	0.0019	0.0009	0.0011

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

Number of Holders

As of September 30, 2019, there were approximately 300 record holders of the Company’s common stock, not counting shares held in “street name” brokerage accounts, which account for an approximate 16,000 additional stockholders. As of September 30, 2019, there were 1,601,887,744 shares of common stock outstanding on record with the Company’s stock transfer agent, Island Stock Transfer. On September 30, 2019 the last reported sales price of our common stock on the OTC Market was approximately $0.0006 per share.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, Office phone: 727-289-0010| Fax: 727-289-0069

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Stock Option Plan

On May 20, 2014, the Company adopted the 2014 XsunX, Inc. Stock Option and Award Plan (the “Plan”) to enable the Company to obtain and retain the services of the types of Employees, Consultants and Directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will inure to the benefit of all stockholders of the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company’s Board of Directors (“Board”).  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement. A total of 50,000,000 shares of common stock are authorized under the Plan, of which no options were issued and outstanding under the Plan at September 30, 2019.

Stock Compensation, Issuance of Stock Purchase Options

During the year ended September 30, 2019 the Company did not grant or issue any stock purchase options.

Recent Sales of Securities (Registered and Unregistered)

During the year ended September 30, 2019, the Company made the following unregistered issuances at fair value in the aggregate amount of 133,780,925 shares of common stock upon the conversion by the holders of convertible notes as follows:

The Company issued 133,780,925 shares of common stock at prices ranging from $0.00049 to $0.00033 upon conversion of the aggregate amount of $55,000 dollars of principal and accrued interest of $2,750 to holders of 10% convertible notes.

Unless noted otherwise, all the above issuances by the Company of its unregistered securities were made by the Company in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”).

Use of Proceeds from the Sale of Securities

The proceeds from the above sales of securities were used primarily to fund efforts by the Company to, maintain financial reporting capabilities, develop business operations for the sale of commercial solar power and energy storage systems, the day-to-day operations of the Company, and to pay the accrued liabilities associated with these operations.

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

Our Plan of Operations requires approximately $27,000 to support sales and marketing efforts, $523,000 for general and administrative activities to support operations, and $126,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision costs associated with solar power system installations. However, the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan, we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

Results of Operations for the Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018

Revenue and Cost of Sales:

The Company generated revenues of $1,608,723 and $665,017 in the fiscal years ended September 30, 2019, and 2018. The increase of $943,706, during the fiscal period ended September 30, 2019 was primarily due to the Company’s focus on commercial solar system sales, improving market interest for these services, and the sale of steel canopy construction services. The costs of goods sold in the fiscal years ended September 30, 2019 and 2018 were $856,165 and $438,693, respectively. The Company to date has had minimal revenue and cost of sales. Management expects to continue to generate revenues and is working to increase sales as it matures the scope of the Company’s capabilities and brand awareness.

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

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $116,360 during the fiscal year ended September 30, 2019 to $544,698 as compared to $428,338 for the prior fiscal year ended September 30, 2018. The increase in SG&A expenses was related primarily due to the Company experiencing an increase to the administrative and general costs associated with the delivery of sold projects as the Company improved its project delivery capabilities. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Other Income/(Expenses):

Other income/(expenses) decreased by $5,903,814 to $2,136,702 for the fiscal year ended September 30, 2019, compared to $(3,767,112) for the prior fiscal year ended September 30, 2018. The decrease in net loss was primarily due to a decrease in net loss on net change of fair market value of the derivative instruments of $5,630,272, decrease in loss on conversion of debt of $234,450, decrease in interest expense in the amount of $38,990, which includes amortization of debt discount of $35,492, with a decrease in penalties of $102. The increase in other income/(expenses) was due to financing through the issuance of convertible promissory notes.

Net Loss:

For the fiscal year ended September 30, 2019, our net income was $2,343,982 as compared to a net loss of $(3,969,406) for the fiscal year ended September 30, 2018. The majority of the decrease in net loss of $6,313,388 was due primarily to a decrease in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2019 of $(2,072,641), as compared to a working capital deficit of $(4,472,681) as of September 30, 2018. The decrease of $2,400,040 in working capital deficit was the result of a decrease in cash, contract assets, accounts payable, accrued expenses, contract liabilities, convertible notes, derivative liability, with an increase in contract receivables, and prepaid expenses. The Company had revenue during the current period, and a reduction in reliance on debt financing.

For the fiscal year ended September 30, 2019, our cash flow used by operating activities was $6,542, as compared to cash flow used by operating activities of $123,966 for the prior fiscal year ended September 30, 2018. The decrease in cash flow used of $117,424 by operating activities was primarily due to a decrease in cost of goods sold resulting from a change in selling efforts to more efficient web-based programs, improving project delivery capabilities, and a reduction in material costs as the effect of tariffs diminished within our supply chain.

Cash flow used in investing activities was $2,284, compared to cash flow used by investing activities of $0 for the fiscal year ended September 30, 2019 and 2018. The increase of $2,284 in investing activities was primarily due to fixed assets purchased in during the current fiscal year.

Cash flow used in financing activities was $24,300 for the fiscal year ended September 30, 2019, as compared to cash provided by financing activities of $142,000 during the fiscal year ended September 30, 2018. The decrease in cash flow provided by financing activities was the result of a decrease in the Company’s reliance on cash provided through equity financing. Our capital needs have primarily been met from the revenue and proceeds of private placements, and the sale of convertible notes. There is no assurance that our revenue will exceed our operating cost.

For the fiscal year ending September 30, 2020, the Company has developed a plan of operations focused on the sale, design, and installation of solar power, energy storage, and solar canopy systems as a licensed contractor in California.

PLAN OF OPERATION AND FINANCING NEEDS

Our Plan of Operations, based upon the aforementioned activities, requires approximately $27,000 to support sales and marketing efforts, $523,000 for general and administrative activities to support operations, and $126,000 to support project bid and field management costs. These costs are attributable to the marketing, sales, planning, and supervision with costs associated with solar power system installations. However, the cash flow requirements associated with these efforts may continue to exceed cash generated from operations in the current and future periods. If we are unable to develop sufficient solar power system installation sales or profitability through solar power system sales prior to completion of this plan, we will need to obtain additional financing from other sources or adjust the timing of our plans. However, we have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future as necessary.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and the participation of our Chief Executive Officer who is also our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Managements Report of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On November 18, 2019 the Board of Directors, after careful consideration and review of independent registered public accounting firms, determined that it is in the best interests of the Company to dismiss Liggett & Webb, P.A. (“LW”) as the independent registered public accounting firm for XsunX, Inc. Effective as of November 18, 2019, the board of directors of the Company unanimously approved the engagement of M&K CPAS, PLLC, Houston, Texas, (“MK”) as its principal independent registered public accounting firm to audit the Registrant’s financial statements.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table lists the executive offices and directors of the Company during the fiscal year ended September 30, 2019:

Name	Age	Position Held	Tenure
Tom Djokovich	62	CEO, President, Director, Secretary, and acting Principal Accounting Officer	CEO and Director since October 2003, Secretary & PAO since September 2009, President since January 2013
Thomas Anderson	54	Director	Since August 2001
Oz Fundingsland	76	Director	Since November 2007
Michael Russak	72	Director	Since November 2007

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

Biographical Information

Mr. Tom Djokovich, age 62, Chief Executive Officer and a Director as of October 2003, acting Principal Accounting Officer as of September 2009, and President as of January 9, 2013;

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

Independent Directors

Mr. Thomas Anderson, age 54, became a director of the Company in August 2001;

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

Mr. Oz Fundingsland as Director, age 76, became a director of the Company in November 2007;

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

Dr. Michael A. Russak as Director, age 72, became a director of the Company in November 2007;

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

Board Committees; Audit Committee

As of September 30, 2019, the Company’s board was comprised of four directors, three of which are considered independent directors and the Company did not have an audit committee. Further, none of the members of the board of directors is qualified as a financial expert. We are a development stage company with limited resources and we are seeking a qualified financial expert for addition to the board. The board of directors will appoint committees as necessary, including an audit committee as resources permit.  In the meantime, the Board serves as the Company’s audit committee utilizing business judgment rules and good faith efforts.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based on its review of filings, or representations from certain reporting persons, the Company believes that, during the fiscal year ended September 30, 2019, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

Executive Compensation

The following table sets forth information with respect to compensation earned by our chief executive officer and our president (collectively, our “named executive officers”) for the fiscal years ended September 30, 2019, and 2018 respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Contributed Services ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total

Tom Djokovich, CEO(1)	2019	169,000	0	0	0	0	18,024	187,024
	2018	169,000	0	0	0	0	16,132	183,747

(1)

In addition to Mr. Djokovich’s salary compensation the Company provided Mr. Djokovich with co-payments totaling $18,024 and $16,132 for health insurance premiums as part of the Company’s health insurance program in the fiscal periods ended 2019, and 2018 respectively.

No other compensation not described above was paid or distributed during the listed fiscal years to the executive officers of the Company.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the two years ended September 30, 2019, and 2018 respectively.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Tom Djokovich, CEO	2019	0	0	0
	2018	0	0	0

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth the outstanding equity awards with respect our named executive officers for the fiscal year ended September 30, 2019

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Tom Djokovich, CEO	-	-	-	-	-	-	-	-	-

Option Exercises

None

Pension Benefits

None

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Employment Agreements and Arrangements

Tom M. Djokovich

Mr. Djokovich serves as our Chief Executive Officer, acting Principal Accounting Officer, President effective January 9, 2013, a Director, and the qualifying person for the Company’s California State contractor’s license. We do not have an employment agreement with Mr. Djokovich. He currently works at the discretion of the board of directors as he has since October 2003. His annual base compensation for the 2019 fiscal period was $169,000 in collected wages. Mr. Djokovich was also provided with approximately $18,024 in co-payments of medical benefits. His total compensation is based solely on the annual base cash salary and we do not have any equity based, cash bonus, or special compensation agreements or understanding in place with Mr. Djokovich.

Potential Payments Upon Termination or Change-In-Control

None

Long Term Incentive Plans — Awards in Last Fiscal Year

None

Director Compensation

In the fiscal year ended September 30, 2019, Directors did not receive compensation for their services as Directors. All Directors were reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE OF DIRECTORS

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)

Tom Djokovich	$0	0	0	0	$0
Thomas Anderson	$0	0	0	0	$0
Oz Fundingsland	$0	0	0	0	$0
Dr. Michael Russak	$0	0	0	0	$0

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended September 30, 2019, as applicable, new or existing employment agreements were reviewed and deliberated by the four members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 20, 2019, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o XsunX, Inc., 65 Enterprise, Aliso Viejo, California 92656.

Shareholders/Beneficial Owners	Number of Common Shares	Number of Series A Preferred Shares	Ownership Percentage(1)
Tom Djokovich (1) (2) (3) President & Director	13,000,000	5,000	60.81%
Thomas Anderson Director	4,433,333	0	< 1%
Oz Fundingsland Director	2,666,667	0	< 1%
Mike Russak Director	2,933,333	0	< 1%
All Officers & Directors as a Group (4 individuals)	23,033,333	0	61.44%

Each principal shareholder has sole investment power and sole voting power over the shares.

(1)

Applicable percentage ownership is based on 1,601,887,744 shares of common stock issued and outstanding as of December 20, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 20, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 13,000,000 shares owned by the Mr. Djokovich at December 20, 2019. Mr. Djokovich shares voting and dispositive power with respect to these shares with Mrs. Djokovich.

(3)

The Series A Preferred Shares have the voting equivalent of not less than 60% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s common stock may vote. As of December 20, 2019, Mr. Djokovich held 13,000,000 shares of the Company’s common stock and 5,000 shares of the Company’s Series A Preferred stock representing the combined voting equivalent of 974,132,646 shares of common stock or approximately 60.81% of the Company’s voting stock.

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

Issuance of Convertible Promissory Notes

On October 1, 2013, the Company issued unsecured Convertible Promissory Notes (the “Promissory Notes”) in the amount of $12,000 each to Board members Tom Anderson, Dr. Michael Russak, and Oz Fundingsland (the “Holders”) in exchange for their retention as directors during the fiscal year ending September 30, 2014.  The Promissory Notes can be converted into shares of common stock by the Holder for $0.0045 per share. The Promissory Notes matured on October 1, 2014 and bear zero (0%) percent interest during the first 12 months from the date of issuance. If the Promissory Note is not paid in full by the Company, or through conversion by the Holder, on or before the first anniversary, a one-time charge of $1,200 shall be applied to any remaining principal sum.  So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued shares. Dr. Russak and Mr. Fundingsland had converted their Note and received collectively 6,000,000 shares of common stock in the 2014 fiscal period. Mr. Anderson has not converted his Note as of the date of this report.

Item 14. Principal Accounting Fees and Services

2019

For the fiscal year ended September 30, 2019, M&K CPAS, PLLC, billed $15,000 in Audit Fees related to the Company’s annual report on Form 10-K.

For the fiscal year ended September 30, 2019, Liggett & Webb P.A. billed $12,000 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2018, March 31, 2019, June 30, 2019.

2018

For the fiscal year ended September 30, 2018, Liggett & Webb P.A. billed $37,700 in Audit Fees for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-Q for the periods ended December 31, 2017, March 31, 2018, June 30, 2018 and for audit fees related to the Company’s annual report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	XsunX Plan of Reorganization and Asset Purchase Agreement, dated September 23, 2003. (3)
10.2	2014 XsunX, Inc. Stock Option and Award Plan, dated May 20, 2014. (4)
10.3	Amendment to Articles of Incorporation for the increase to authorized shares. (5)
10.4	Certificate of Designation for Preferred Shares. (6)
10.5	Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18 month extension to a promissory note that had become due September 30, 2015. (7)
10.6	Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000. (8)
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
10.11

Form of Addendum extending the maturity date to May 12, 2022 for a Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000. (13)

10.12	Form of Convertible 10% Promissory Note issued on May 8, 2018, used in connection with the sale of a convertible promissory note in the amount of $25,000. (14)
10.13	Form of Convertible 10% Promissory Note issued on August 6, 2018, used in connection with the sale of a convertible promissory note in the amount of $30,000. (15)
31.1	Sarbanes-Oxley Certification (16)
32.1	Sarbanes-Oxley Section 906 Certification (16)
101.INS	XBRL Instance Document (16)
101.SCH	XBRL Taxonomy Extension Schema Document (16)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (16)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document (16)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document (16)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (16)

(1)

Incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.

(2)	Incorporated by reference to Registration Statement Form 10SB12G #000-29621 filed with the Securities and Exchange Commission dated February 18, 2000.
(3)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission dated October 29, 2003.
(4)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 21, 2014.
(5)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated August 19, 2013.
(6)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated July 2, 2013.
(7)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 8, 2016.
(8)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 26, 2014.
(9)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated December 14, 2016.
(10)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated November 12, 2013.
(11)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 18, 2014.
(12)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated May 15, 2017.
(13)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-K filed with the Securities and Exchange Commission dated January 7, 2019.
(14)	Incorporated by reference to exhibits included with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission dated May 14, 2018.
(15)	Incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission dated August 14, 2018.
(16)	Provided Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2019	XSUNX, INC.

	By:	/s/ Tom Djokovich
	Name:	Tom Djokovich
	Title:	CEO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Djokovich	December 20, 2019
Tom Djokovich, Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director

/s/ Thomas Anderson	December 20, 2019
Thomas Anderson, Director

Oz Fundingsland	December 20, 2019
Oz Fundingsland, Director

/s/ Michael Russak	December 20, 2019
Michael Russak, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of XsunX, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of XsunX, Inc. (the Company) as of September 30, 2019, and the related statements of operations, shareholders’ deficit, and cash flows for the period ended September 30, 2019 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.  The financial statements of XsunX, Inc. as of September 30, 2018 were audited by other auditors whose report dated January 4, 2019 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC.

We have served as the Company’s auditor since 2019.

Houston, Texas

December 20, 2019

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

XsunX, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of XsunX, Inc.  (the "Company") as of September 30, 2018 and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2016 until 2019.

New York, NY

January 4, 2019

XSUNX, INC.

Balance Sheets

	September 30, 2019	September 30, 2018

ASSETS

CURRENT ASSETS
Cash	$7,964	$41,090
Contract receivables	198,083	99,907
Prepaid expenses	6,575	5,399
Contract asset	-	6,919

Total Current Assets	212,622	153,315

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	1,638	29,842
Machinery & equipment	2,045	1,398
	3,683	31,240
Less accumulated depreciation	(1,113)	(30,374)

Net Property & Equipment	2,570	866

TOTAL ASSETS	$215,192	$154,181

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$129,425	$134,398
Credit card payable	67,155	64,577
Accrued expenses and interest on notes payable	54,478	55,764
Contract liabilities	33,138	141,688
Derivative liability	1,945,650	4,154,333
Promissory note, related party	7,200	31,500
Convertible promissory note, related party	12,000	12,000
Convertible promissory note (Note 4)	36,217	13,033
Convertible promissory notes, current portion net of debt discount of $0 and $36,297, respectively (Note 4)	-	18,703

Total Current Liabilities	2,285,263	4,625,996

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $12, respectively	165,880	165,868

Total Long Term Liabilities	165,880	165,868

TOTAL LIABILITIES	2,451,143	4,791,864

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,601,887,744 and 1,468,106,819 shares issued and outstanding, respectively	33,369,424	33,311,674
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(44,752,523)	(47,096,505)

TOTAL SHAREHOLDERS' DEFICIT	(2,235,951)	(4,637,683)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$215,192	$154,181

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

Statements of Operations

For the Years Ended September 30, 2019 and 2018

	Years Ended
	September 30, 2019	September 30, 2018

SALES	$1,608,723	$665,017

COST OF GOODS SOLD	856,165	438,693

GROSS PROFIT	752,558	226,324

OPERATING EXPENSES
Selling, general and administrative expenses	544,698	428,338
Depreciation and amortization expense	580	280

TOTAL OPERATING EXPENSES	545,278	428,618

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	207,280	(202,294)

OTHER INCOME/(EXPENSES)
Penalties	-	(102)
Loss on conversion of debt	-	(234,450)
Gain (Loss) on change in derivative liability	2,208,683	(3,421,590)
Interest expense	(71,981)	(110,970)

TOTAL OTHER INCOME/(EXPENSES)	2,136,702	(3,767,112)

NET INCOME (LOSS)	$2,343,982	$(3,969,406)

BASIC INCOME (LOSS) PER SHARE	$0.0015	$(0.0029)

DILUTED INCOME (LOSS) PER SHARE	$0.0005	$(0.0029)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,559,482,582	1,353,970,775
DILUTED	5,000,473,815	1,353,970,775

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

Statements of Shareholders’ Deficit

For the Years Ended September 30, 2019 and 2018

					Additional	Stock Options/ Warrants
	Preferred Stock		Common Stock		Paid-in	Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total
Balance at September 30, 2017	5,000	$50	1,040,146,548	$32,935,727	$5,335,398	$3,811,700	$(43,127,099)	$(1,044,224)

Common stock issued upon conversion of debt and accrued interest	-	-	427,960,271	375,947	-	-	-	375,947

Net Loss	-	-	-	-	-	-	(3,969,406)	(3,969,406)
Balance at September 30, 2018	5,000	50	1,468,106,819	33,311,674	5,335,398	3,811,700	(47,096,505)	(4,637,683)

Common stock issued upon conversion of debt and accrued interest	-	-	133,780,925	57,750	-	-	-	57,750

Net Income	-	-	-	-	-	-	2,343,982	2,343,982
Balance at September 30, 2019	5,000	$50	1,601,887,744	$33,369,424	$5,335,398	$3,811,700	$(44,752,523)	$(2,235,951)

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

Statements of Cash Flows

For the years ended September 30, 2019 and 2018

	Years Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,343,982	$(3,969,406)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation & amortization	580	280
(Gain)/Loss on change in derivative liability	(2,208,683)	3,421,590
Amortization of debt discount recorded as interest expense	36,309	71,801
Loss on conversion of debt	-	234,450
(Increase) Decrease in Change in Assets:
Contract receivables	(98,176)	(82,782)
Contract assets	6,919	(6,919)
Prepaid expenses	(1,176)	1,568
Increase (Decrease) in Change in Liabilities:
Accounts payable	(2,395)	47,584
Accrued expenses	24,648	31,135
Contract liabilities	(108,550)	126,733

NET CASH USED IN OPERATING ACTIVITIES	(6,542)	(123,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(2,284)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,284)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party promissory notes	(24,300)	-
Payments on convertible promissory note	-	(5,000)
Proceeds from convertible promissory notes	-	147,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,300)	142,000

NET INCREASE (DECREASE) IN CASH	(33,126)	18,034

CASH, BEGINNING OF YEAR	41,090	23,056

CASH, END OF YEAR	$7,964	$41,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$10,099	$9,576
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$57,750	$375,947
Debt discount on new issuances	$-	$107,098
Accrued interest capitalized into convertible note	$23,184	$-

The accompanying notes are an integral part of these financial statements

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2019. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business development efforts in the solar PV industry.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. During the year ended September 30, 2019, the Company wrote-off obsolete computer equipment and the associated accumulated depreciation in the amount of $29,842, respectively. The depreciation expense for the years ended September 30, 2019, and 2018, were $580 and $280, respectively.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. As of September 30, 2019 and 2018, there was no allowance for doubtful accounts.

Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The contract receivable balance was $198,083 and $99,907 at September 30, 2019 and 2018, respectively.

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The manufacturers of these major components provide the warranty directly to our customers.  In the event of a component failure the manufacturers provide replacement of the major components such as inverters and solar modules at no charge to our customer, which is an industry standard. In the event of a component failure such as an inverter the standard warranty from the supplier we use, SolarEdge, provides a twelve (12) year no-charge replacement warranty to the customer, and would also provide XsunX, Inc. or our subcontractor, with $125 compensation for labor replacement costs, should we be requested to replace an inverter or other SolarEdge components. Additionally, we employ the use of licensed subcontractors for the bulk of our installation processes, who as licensed contractors are required to warrant their work for material defects and workmanship for ten (10) years. The Company has a limited history of project installations, and in accessing the potential for warranty related costs and other allowances, we believe that our reliance on the manufacturers and subcontractor warranties would leave a limited and inconsequential cost associated with warranty claims. During the years ended September 30, 2019 and 2018, the Company did not experience costs related to warranty claims.

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

SEPTEMBER 30, 2019 AND 2018

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising expenses are expensed as incurred. Total advertising expenses were $12,592 and $25,902 for the years ended September 30, 2019, and 2018, respectively.

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

	For the Years Ended
	September 30,
	2019	2018

Gain (Loss) to common shareholders (Numerator)	$2,343,982	$(3,969,406)

Basic weighted average number of common shares outstanding (Denominator)	1,559,482,582	1,353,970,775

Diluted weighted average number of common shares outstanding (Denominator)	5,000,473,815	1,353,970,775

The Company has included shares issuable from convertible debt of $214,097 for the year ended September 30, 2019, because their impact on the income per share is dilutive.

The Company has excluded shares issuable from convertible debt of $245,913 the year ended September 30, 2018, because their impact on the loss per share is anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

SEPTEMBER 30, 2019 AND 2018

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of September 30, 2019 and 2018. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2019 and 2018:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2019	$1,945,650	$-	$-	$1,945,650

Derivative Liability at fair value as of September 30, 2018	$4,154,333	$-	$-	$4,154,333

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2017	$625,645
Fair value of derivative liabilities issued	107,098
Net Gain on change in derivative liability and conversion of debt	3,421,590
Balance as of September 30, 2018	4,154,333
Net Gain on change in fair value of derivative liability	(2,173,215)
Net Gain on extinguishment of derivative liability upon conversion of debt	(35,468)
Ending balance as of September 30, 2019	$1,945,650

Recent Accounting Pronouncements

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of ASU 2016-15, which had no effect on the Company’s financial statements.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU 2018-07 to have a material impact on its financial statements.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.    CAPITAL STOCK

At September 30, 2019, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of September 30, 2019 and 2018, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

Common Stock

During the year ended September 30, 2019, the Company issued 133,780,925 shares of common stock upon conversion of principal in the amount of $55,000, plus accrued interest of $2,750.

During the year ended September 30, 2018, the Company issued 427,960,271 shares of common stock upon conversion of principal in the amount of $126,920, plus accrued interest of $14,577, with an aggregate fair value loss on settlement of debt of $234,450.

4.    CONVERTIBLE PROMISSORY NOTES

As of September 30, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$202,097
Less current portion	36,217
Total long-term liabilities	$165,880

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2020	$36,217
2021	50,880
2022	75,000
2023	40,000
$202,097

At September 30, 2019, the Company had $202,098 in convertible promissory notes.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of September 30, 2019, the remaining balance of the Note is $36,217, which includes capitalized interest of $23,184. As of September 30, 2019, the Note has matured, and the Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. The tranches advanced on the November Note mature on June 30, 2021 and August 18, 2021. As of September 30, 2019, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note tranches mature from May 12, 2022 through December 14, 2022. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12 during the year ended September 30, 2019. As of September 30, 2019, the balance remaining on the May Note was $115,000.

On May 7, 2018, the Company issued a 10% unsecured convertible promissory note (the “May 2018 Note”), in the amount of $25,000. The May 2018 Note was funded on May 9, 2018. The Note matures on February 15, 2019 and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest two-dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company issued 52,990,411 shares of common stock upon conversion of principal of $25,000, plus accrued interest of $1,250, and no gain or loss was recorded upon conversion of the Note as they were made according to the conversion terms in the original Note agreement. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,148 during the year ended September 30, 2019. As of September 30, 2019, the balance remaining on the May 2018 Note was $0.

On August 6, 2018, the Company issued a 10% unsecured convertible promissory note (the “Aug 2018 Note”), in the amount of $30,000. The Aug 2018 Note was funded on August 9, 2018. The Note matures on May 15, 2019 and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a variable conversion price of 65% of the lowest two-dollar volume weighted average price (“VWAP”) occurring during the fifteen (15) trading days prior to conversion. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the year ended September 30, 2019, the Company issued 80,790,514 shares of common stock upon conversion of principal in the amount of $30,000, plus accrued interest of $1,500, and no gain or  loss was recorded upon conversion of the Note as they were made according to the conversion terms in the original Note agreement. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $24,149 during the year ended September 30, 2019. As of September 30, 2019, the balance remaining on the August 2018 Note was $0.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

At September 30, 2019, the fair value of the derivative liability was $1,945,650.

The convertible notes issued and described in Note 4 above, do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the year ended September 30, 2019, the Company converted $55,000 in principal of convertible promissory notes, plus accrued interest of $2,750. At September 30, 2019, the fair value of the derivative liability was $1,945,650.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Black Scholes valuation of the derivatives are as follows:

Risk free interest rate	Between 1.55% and 1.91%
Stock volatility factor	Between 67.0% and 139.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5.    CONVERTIBLE PROMISSORY NOTES – RELATED PARTY

Issuance of Convertible Promissory Notes for Services to Related Party

As of March 31, 2016, the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $0.0045 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued. The convertible note has a fixed settlement provision and does not qualify as a derivative.

6.    NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance of the Note as of September 30, 2018 was $31,500. During the year ended September 30, 2019, the Company made payments on the Note in the amount of $24,300, leaving a balance $7,200, plus accrued interest of $12,722.

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the years ended September 30, 2019 and 2018.

	Years Ended
	September
	2019	2018
Commercial	$1,518,368	$608,207
Residential	73,105	19,810
Management fees	17,250	37,000
	$1,608,723	$665,017

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending September 30, 2019 and 2018 was $0, respectively. The contract liability for the years ending September 30, 2019 and 2018, was $33,138 and $141,688, respectively.

8.    INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Included in the balance at September 30, 2019, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2019, the Company did not recognize interest and penalties.

At September 30, 2019, the Company had net operating loss carry-forwards of approximately $21,300,000 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 30% to pretax income from continuing operations for the years ended September 30, 2019 and 2018 due to the following:

	9/30/2019	9/30/2018
Book Income	$703,120	$(1,587,750)
Nondeductible Other Expenses	(642,915)	1,503,680
Depreciation	90	10
Valuation Allowance	(60,295)	84,060
Income Tax Expense	$-	$-

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

8.    INCOME TAXES (Continued)

As of September 30, 2019, the non-deductible expenses reduced the book income due to the non-cash net gain in change of derivative liability, which is not deductible for tax purposes.

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

Net deferred tax assets consist of the following components as of September 30, 2019 and 2018:

	9/30/2019	9/30/2018
Deferred Tax Assets:
NOL Carryforward	$6,452,745	$6,268,732
R&D Carryforward	46,150	46,150
Related Party Accruals	2,160	913

Deferred Tax Liabilities:
Depreciation	(10)	(10)

Valuation Allowance	(6,501,045)	(6,315,785)
Net Deferred Tax Asset	$-	$-

9.    CONCENTRATION

Major Customers

For the year ended September 30, 2019, the Company had three major customers who represented approximately 65.21% of total revenue. For the year ended September 30, 2018, the Company had three major customers who represented 40.32% of revenue. At September 30, 2019 and 2018, accounts receivable from three customers, represented approximately 98.26% and 94.38% of total accounts receivable, respectively. The customers comprising the concentrations within accounts receivable consist of three of the same customers within the revenue discussed above.

Major Suppliers

For the year ended September 30, 2019, the Company had two major suppliers who represented approximately 23.4% of total expenses. For the year ended September 30, 2018, had two major suppliers who represented approximately 44.11% of total expenses. At September 30, 2019 and 2018, accounts payable from two and one supplier, represented approximately 19.0% and 49.58% of the total accounts payable, respectively. The suppliers comprising the concentrations within the accounts payable consist of one of the same customers within the expenses discussed above. Management believes no risk is present with the suppliers due to other suppliers being readily available.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2019 and 2018:

	9/30/2019	9/30/2018
Trade accounts payable	$129,425	$134,398
Credit cards payable	67,155	64,577
Accrued liabilities	54,478	55,764
	251,058	254,739

XSUNX, INC.

NOTES TO THE FINANCIAL STATEMENTS – AUDITED

SEPTEMBER 30, 2019 AND 2018

11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and the following event to report.

On November 18, 2019 the Board of Directors, after careful consideration and review of independent registered public accounting firms, determined that it is in the best interests of the Company to dismiss Liggett & Webb, P.A. (“LW”) as the independent registered public accounting firm for XsunX, Inc. Effective as of November 18, 2019, the board of directors of the Company unanimously approved the engagement of M&K CPAS, PLLC, Houston, Texas, (“MK”) as its principal independent registered public accounting firm to audit the Registrant’s financial statements.