Form 10-Q
period 2019-12-31
XSUNX INC
filed 2020-01-24
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: December 31, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Transition Period From ___________ to _______________

Commission File Number: 000-29621

XSUNX, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State of incorporation)	(I.R.S. Employer Identification No.)

65 Enterprise, Aliso Viejo, CA 92656

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (949) 330-8060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	XSNX	OTC Markets

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

The number of shares of common stock issued and outstanding as of January 24, 2020 was 1,601,887,744

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.

CONDENSED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$209,933	$7,964
Contract receivables	254,031	198,083
Prepaid expenses	4,673	6,575

Total Current Assets	468,637	212,622

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	1,638	1,638
Machinery & equipment	2,045	2,045
	3,683	3,683
Less accumulated depreciation	(1,352)	(1,113)

Net Property & Equipment	2,331	2,570

TOTAL ASSETS	$470,968	$215,192

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$79,596	$129,425
Credit card payable	66,494	67,155
Accrued expenses and interest on notes payable	54,605	54,478
Contract liabilities	430,955	33,138
Derivative liability	1,961,729	1,945,650
Promissory note, related party (Note 6)	-	7,200
Convertible promissory note, related party (Note 5)	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $0 and $36,297, respectively (Note 4)	37,324	36,217

Total Current Liabilities	2,642,703	2,285,263

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $12, respectively	165,880	165,880

Total Long Term Liabilities	165,880	165,880

TOTAL LIABILITIES	2,808,583	2,451,143

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,601,887,744 and 1,601,887,744 shares issued and outstanding, respectively	33,369,424	33,369,424
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(44,854,187)	(44,752,523)

TOTAL SHAREHOLDERS' DEFICIT	(2,337,615)	(2,235,951)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$470,968	$215,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	December 31, 2019	December 31, 2018

SALES	$200,386	$386,736

COST OF GOODS SOLD	156,178	235,322

GROSS PROFIT	44,208	151,414

OPERATING EXPENSES
Selling, general and administrative expenses	121,606	173,736
Depreciation and amortization expense	239	92

TOTAL OPERATING EXPENSES	121,845	173,828

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(77,637)	(22,414)

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	-	(13,151)
Gain (Loss) on change in derivative liability	(16,079)	1,473,057
Interest expense	(7,948)	(31,406)

TOTAL OTHER INCOME/(EXPENSES)	(24,027)	1,428,500

NET INCOME (LOSS)	$(101,664)	$1,406,086

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.00

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,601,887,744	1,493,447,518
DILUTED	1,601,887,744	5,541,683,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	FISCAL THREE MONTH PERIOD ENDED DECEMBER 31, 2018
					Additional Paid-in Capital	Stock Options/ Warrants Paid-in-Capital	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2018	5,000	50	1,468,106,819	33,311,674	5,335,398	3,811,700	(47,096,505)	(4,637,683)

Common stock issued upon conversion of debt and accrued interest	-	-	52,990,411	39,401	-	-	-	39,401

Net Loss	-	-	-	-	-	-	1,406,086	1,406,086
Balance at December 31, 2018 (unaudited)	5,000	$50	1,521,097,230	$33,351,075	$5,335,398	$3,811,700	$(45,690,419)	$(3,192,196)

	FISCAL THREE MONTH PERIOD ENDED DECEMBER 31, 2019
					Additional Paid-in Capital	Stock Options/ Warrants Paid-in-Capital	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2019	5,000	50	1,601,887,744	33,369,424	5,335,398	3,811,700	(44,752,523)	(2,235,951)

Net Income	-	-	-	-	-	-	(101,664)	(101,664)
Balance at December 31, 2019 (unaudited)	5,000	$50	1,601,887,744	$33,369,424	$5,335,398	$3,811,700	$(44,854,187)	$(2,337,615)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	For the Three Months Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(101,664)	$1,406,086
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation & amortization	239	92
(Gain)/Loss on change in derivative liability	16,079	(1,473,057)
Amortization of debt discount recorded as interest expense	-	21,947
Loss on conversion of debt	-	13,151
(Increase) Decrease in Change in Assets:
Contract receivables	(55,948)	(36,950)
Contract assets	-	735
Prepaid expenses	1,902	6,919
Increase (Decrease) in Change in Liabilities:
Accounts payable	(50,490)	8,535
Accrued expenses	1,234	12,091
Contract liabilities	397,817	85,546

NET CASH PROVIDED BY OPERATING ACTIVITIES	209,169	45,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	-	(647)

NET CASH USED IN INVESTING ACTIVITIES	-	(647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party promissory notes	(7,200)	-

NET CASH USED IN FINANCING ACTIVITIES	(7,200)	-

NET INCREASE IN CASH	201,969	44,448

CASH, BEGINNING OF PERIOD	7,964	41,090

CASH, END OF PERIOD	$209,933	$85,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,479	$2,495
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$-	$39,401
Accrued interest capitalized into convertible note	$1,107	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ended September 30, 2020. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2019.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended December 31, 2019. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business development efforts in the solar PV industry.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the three months ended December 31, 2019, and 2018, were $239 and $92, respectively.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. As of December 31, 2019 and September 30, 2019, there was no allowance for doubtful accounts.

Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The contract receivable balance was $254,031 and $198,083 at December 31, 2019 and September 30, 2019, respectively.

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the three months ended December 31, 2019, the Company did not experience costs related to warranty claims.

Stock-Based Compensation

Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We are required to follow a fair value approach using an option-pricing model, such as the Binomial lattice valuation model, at the date of a stock option grant. The Company has no outstanding warrants or options as of December 31, 2019.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

(a)	Basic

Basic loss per share is calculated of basic earnings by dividing the net profit (loss) for the three months by the weighted average number of ordinary shares outstanding during the financial periods held by the Company.

	For the Three Months Ended
	December 31,
	2019	2018

Profit (Loss) to common shareholders (Numerator)	$(101,664)	$1,406,086

Weighted average number of common shares outstanding (Denominator)	1,601,887,744	1,493,447,518
Effect of convertible notes	-	-
Weighted average number of ordinary shares in issue	1,601,887,744	1,493,447,518

Basic earnings (loss) per share	$(0.00)	$0.00

(b)	Diluted

For the purpose of calculating diluted earnings per share, the profit attributable to equity holders and the weighted average number of ordinary shares outstanding during the financial period have been adjusted for the dilutive effects of all potential ordinary shares and shares issuable upon conversion of convertible notes. The dilutive earnings per share is calculated by dividing the profit attributable to equity holders by the weighted average number of shares that would have been issued upon full conversion of the remaining convertible debt (Note 5), adjusted by the number of such shares that would have been issued at fair value as follows:

	For the Three Months Ended
	December 31,
	2019	2018

Profit (Loss) to common shareholders (Numerator)	$(101,664)	$1,406,086

Weighted average number of common shares outstanding (Denominator)	1,601,887,744	1,493,447,518
Effect of convertible notes	-	4,048,236,102
Weighted average number of ordinary shares in issue	1,601,887,744	5,541,683,620

Diluted earnings (loss) per share	$(0.00)	$0.00

The Company has excluded shares issuable from convertible debt of $214,097 for the period ended December 31, 2019, because their impact on the loss per share is anti-dilutive.

The Company has included shares issuable from convertible debt of $220,913 for the period ended December 31, 2018, because their impact on the earnings per share is dilutive.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of December 31, 2019 and 2018. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at December 31, 2019 and 2018:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of December 31, 2019	$1,961,729	$-	$-	$1,961,729

Derivative Liability at fair value as of September 30, 2019	$1,945,650	$-	$-	$1,945,650

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2019	$1,945,650
Net Loss on change in derivative liability	16,079
Ending balance as of December 31, 2019	$1,961,729

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

DECEMBER 31, 2019

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

3.     CAPITAL STOCK

At December 31, 2019, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share of which 10,000 shares have been designated as Series A Preferred Stock. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of December 31, 2019 and 2018, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. As a result of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

Common Stock

During the period ended December 31, 2019, the Company had no issuance of shares of common stock.

During the period ended December 31, 2018, the Company issued 52,990,411 shares of common stock upon conversion of principal in the amount of $25,000, plus accrued interest of $1,250, with an aggregate fair value loss on settlement of debt of $13,151.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

4.     CONVERTIBLE PROMISSORY NOTES

As of December 31, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$203,204
Less current portion	37,324
Total long-term liabilities	$165,880

Maturities of long-term debt for the next three years are as follows:

Period Ending
December 31,
2020	$37,324
2021	50,880
2022	115,000
$203,204

At December 31, 2019, the Company had $203,204 in convertible promissory notes.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of December 31, 2019, the remaining balance of the Note is $37,324, which includes capitalized interest of $24,291. As of December 31, 2019, the Note has matured, and the Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. As of December 31, 2019, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of December 31, 2019, the balance remaining on the May Note was $115,000.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

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

At December 31, 2019, the fair value of the derivative liability was $1,961,729.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Black Scholes valuation of the derivatives are as follows:

Risk free interest rate	Between 1.48% and 1.62%
Stock volatility factor	Between 117.0% and 143.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

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

6.     NOTE PAYABLE-RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance of the Note as of September 30, 2019 was $7,200. During the period ended December 31, 2019, the Company paid the principal balance of $7,200 in full. There remains the accrued interest in the amount of $7,903.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

DECEMBER 31, 2019

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the period ended December 31, 2019 and 2018.

	Three Months Ended
	December 31,
	2019	2018
Commercial	$181,816	$357,936
Residential	18,570	21,800
Management fees	-	7,000
	$200,386	$386,736

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the period ending December 31, 2019 and September 30, 2019 was $0, respectively. The contract liability for the periods ending December 31, 2019 and September 30, 2019, was $430,955 and $33,138, respectively.

8.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2019 and September 30, 2019:

	12/31/2019	9/30/2019
Trade accounts payable	$79,596	$129,425
Credit cards payable	66,494	67,155
Accrued liabilities	54,605	54,478
	200,695	251,058

9.     SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and had no subsequent events to report.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended December 31, 2019 and 2018 of $200,386 and $386,736 respectively. The decrease in revenue of $186,350 during the three months ended December 31, 2019 was attributable to delays in procuring permits for the installation of sold commercial projects in the period. We anticipate that through our marketing efforts that purchase interest, and sales, for our solar carport and energy storage systems will continue to improve and provide us with increased project flow that may result in more consistent period to period revenue growth results.

The costs of goods sold for the three months ended December 31, 2019 and 2018 was $156,178 and $235,322, respectively. The Company to date has had minimal revenue and cost of sales and anticipates continuing to generate revenues while working to increase sales volumes as it matures the scope of the Company’s capabilities and brand awareness.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $52,130 during the three months ended December 31, 2019 to $121,606 as compared to $173,736 for the three months ended December 31, 2018. The decrease in SG&A expenses was related primarily due to the Company experiencing a decrease in administrative costs. Management expects SG&A expenses to increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended December 31, 2019 was $239, compared to $92 for the three months ended December 31, 2018.

Other Income/(Expenses):

Other income and (expenses) decreased by $1,452,527 to $(24,027) for the three months ended December 31, 2019, compared to $1,428,500 for the three months ended December 31, 2018. The decrease was the result of a decrease in non-cash gain on change of fair value of the derivative instruments of $1,489,136, a decrease in loss on conversion of debt in the amount of $13,151, and a decrease in interest expense of $23,458, which included a decrease in non-cash amortization of debt discount in the amount of $21,947.

Net Income (Loss):

For the three months ended December 31, 2019, our net loss was $(101,664) as compared to net income of $1,406,086 for the three months ended December 31, 2018. The majority of the decrease in net income of was due primarily to an increase in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. While management is working to increase sales and revenues as it matures the scope of the Company’s capabilities and brand awareness for its commercial and residential solar PV systems, the Company anticipates there is no assurance that any continued trend in sales growth will continue.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2019 of $2,174,066, as compared to a working capital deficit of $2,072,641 as of September 30, 2019. The decrease in working capital deficit was the result of an increase in cash, contract receivables, accrued expenses, contract liabilities, convertible notes payable with a decrease in prepaid expenses, accounts payable, derivative liability.

Cash flow provided by operating activities was $209,169 for the three months ended December 31, 2019, as compared to cash flows provided by operating activities of $45,095 for the three months ended December 31, 2018. The increase in cash flow provided by operating activities was due to an increase in contract liabilities.

Cash flow used in investing activities for the three months ended December 31, 2019 and 2018 were $0 and $647, respectively. The decrease was due to purchase of fixed assets in the prior period.

Cash used in financing activities for the three months ended December 31, 2019 and 2018, was $7,200 and $0, respectively. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 20, 2019, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2019, the Company’s capital needs have been met from the use of working capital provided by the proceeds from revenues in the amount of $200,386.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed with the Securities and Exchange Commission dated December 20, 2019.

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

XSUNX, INC.

Dated: January 24, 2020	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer