Form 10-Q
period 2020-03-31
XSUNX INC
filed 2020-05-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: March 31, 2020

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

The number of shares of common stock issued and outstanding as of May 14, 2020 was 1,601,887,744

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$112,894	$7,964
Contract receivables	79,285	198,083
Contract asset	11,570	-
Prepaid expenses	2,770	6,575

Total Current Assets	206,519	212,622

PROPERTY & EQUIPMENT
Office & miscellaneous equipment	1,638	1,638
Machinery & equipment	2,045	2,045
	3,683	3,683
Less accumulated depreciation	(1,591)	(1,113)

Net Property & Equipment	2,092	2,570

TOTAL ASSETS	$208,611	$215,192

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$88,204	$129,425
Credit card payable	65,434	67,155
Accrued expenses and interest on notes payable	50,482	54,478
Contract liabilities	66,044	33,138
Derivative liability	2,021,187	1,945,650
Promissory note, related party (Note 6)	-	7,200
Convertible promissory note, related party (Note 5)	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $0 and $36,297, respectively (Note 4)	38,452	36,217

Total Current Liabilities	2,341,803	2,285,263

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $12, respectively	165,880	165,880

Total Long Term Liabilities	165,880	165,880

TOTAL LIABILITIES	2,507,683	2,451,143

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,601,887,744 and 1,601,887,744 shares issued and outstanding, respectively	33,369,424	33,369,424
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	3,811,700	3,811,700
Accumulated deficit	(44,815,644)	(44,752,523)

TOTAL SHAREHOLDERS' DEFICIT	(2,299,072)	(2,235,951)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$208,611	$215,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

SALES	$625,636	$476,493	$826,022	$863,229

COST OF GOODS SOLD	380,589	231,709	536,767	467,031

GROSS PROFIT	245,047	244,784	289,255	396,198

OPERATING EXPENSES
Selling, general and administrative expenses	139,203	111,845	260,809	285,583
Depreciation and amortization expense	239	102	478	194

TOTAL OPERATING EXPENSES	139,442	111,947	261,287	285,777

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	105,605	132,837	27,968	110,421

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	-	(20,678)	-	(33,829)
Gain (Loss) on change in derivative liability	(59,458)	394,829	(75,537)	1,867,886
Interest expense	(7,604)	(24,623)	(15,552)	(56,027)

TOTAL OTHER INCOME/(EXPENSES)	(67,062)	349,528	(91,089)	1,778,030

NET INCOME (LOSS)	$38,543	$482,365	$(63,121)	$1,888,451

BASIC INCOME (LOSS) PER SHARE	$0.00	$0.00	$(0.00)	$0.00

DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00	$(0.00)	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,601,887,744	1,540,761,262	1,601,887,744	1,516,844,424
DILUTED	6,078,865,776	5,613,954,536	1,601,887,744	5,590,037,698

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

SIX MONTHS ENDED MARCH 31, 2019

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2018	5,000	50	1,468,106,819	33,311,674	5,335,398	3,811,700	(47,096,505)	(4,637,683)

Common stock issued upon conversion of debt and accrued interest	-	-	133,780,925	91,579	-	-	-	91,579

Net Loss	-	-	-	-	-	-	1,888,451	1,888,451
Balance at March 31, 2019 (unaudited)	5,000	$50	1,601,887,744	$33,403,253	$5,335,398	$3,811,700	$(45,208,054)	$(2,657,653)

SIX MONTHS ENDED MARCH 31, 2020

					Additional	Stock Options/
	Preferred Stock		Common Stock		Paid-in	Warrants	Accumulated
	Shares	Amount	Shares	Amount	Capital	Paid-in-Capital	Deficit	Total
Balance at September 30, 2019	5,000	50	1,601,887,744	33,369,424	5,335,398	3,811,700	(44,752,523)	(2,235,951)

Net Income	-	-	-	-	-	-	(63,121)	(63,121)
Balance at March 31, 2020 (unaudited)	5,000	$50	1,601,887,744	$33,369,424	$5,335,398	$3,811,700	$(44,815,644)	$(2,299,072)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For the Six Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(63,121)	$1,888,451
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation & amortization	478	194
(Gain)/Loss on change in derivative liability	75,537	(1,867,886)
Amortization of debt discount recorded as interest expense	-	36,309
Loss on conversion of debt	-	33,829
(Increase) Decrease in Change in Assets:
Contract receivables	118,798	(134,781)
Contract assets	(11,570)	6,919
Prepaid expenses	3,805	2,634
Increase (Decrease) in Change in Liabilities:
Accounts payable	(42,942)	11,979
Accrued expenses	(1,761)	16,023
Contract liabilities	32,906	15,315

NET CASH PROVIDED BY OPERATING ACTIVITIES	112,130	8,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset	-	(647)

NET CASH USED IN INVESTING ACTIVITIES	-	(647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party promissory notes	(7,200)	(5,000)

NET CASH USED IN FINANCING ACTIVITIES	(7,200)	(5,000)

NET INCREASE IN CASH	104,930	3,339

CASH, BEGINNING OF PERIOD	7,964	41,090

CASH, END OF PERIOD	$112,894	$44,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,840	$4,925
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$-	$91,579
Accrued interest capitalized into convertible note	$2,235	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended September 30, 2020. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2019.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the six months ended March 31, 2020, the Company did not generate significant revenue, incurred a net loss of $63,121, which included a non-cash change in derivative liability of $75,537 and cash provided in operations of $112,130. As of March 31, 2020, the Company had a working capital deficiency of $2,135,284, and a shareholders’ deficit of $2,299,072. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the six months ended March 31, 2020. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business development efforts.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the six months ended March 31, 2020, and 2019, were $478 and $194, respectively.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers monthly. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The contract receivable balance was $79,285 and $198,083 at March 31, 2020 and September 30, 2019, respectively.

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the six months ended March 31, 2020, the Company did not experience costs related to warranty claims.

Stock-Based Compensation

Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We are required to follow a fair value approach using an option-pricing model, such as the Binomial lattice valuation model, at the date of a stock option grant. The Company has no outstanding warrants or options as of March 31, 2020.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

(a)	Basic

Basic loss per share is calculated of basic earnings by dividing the net profit (loss) for the three months by the weighted average number of ordinary shares outstanding during the financial periods held by the Company.

	For the Three Months Ended		For the Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019

Profit (Loss) to common shareholders (Numerator)	$38,543	$482,365	$(63,121)	$1,888,451

Weighted average number of common shares outstanding (Denominator)	1,601,887,744	1,540,761,262	1,601,887,744	1,516,844,424

Effect of convertible notes	-	-	-	-

Weighted average number of ordinary shares in issue	1,601,887,744	1,540,761,262	1,601,887,744	1,516,844,424

Basic earnings (loss) per share	$0.00	$0.00	$(0.00)	$0.00

(b)	Diluted

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

	For the Three Months Ended		For the Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019

Profit (Loss) to common shareholders (Numerator)	$38,543	$482,365	$(63,121)	$1,888,451

Weighted average number of common shares outstanding (Denominator)	1,601,887,744	1,540,761,262	1,601,887,744	1,516,844,424

Effect of convertible notes	4,476,978,032	4,073,193,274	-	4,073,193,274

Weighted average number of ordinary shares in issue	6,078,865,776	5,613,954,536	1,601,887,744	5,590,037,698

Basic earnings (loss) per share	$0.00	$0.00	$(0.00)	$0.00

The Company has excluded shares issuable from convertible debt of $204,332 for the six months ended March 31, 2020, because their impact on the loss per share is anti-dilutive.

The Company has included shares issuable from convertible debt of $199,954 for the six months ended March 31, 2019, because their impact on the earnings per share is dilutive.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$2,021,187	$-	$-	$2,021,187
Total Liabilities measured at fair value	$2,021,187	$-	$-	$2,021,187

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2019	$1,945,650
Net Loss on change in derivative liability	75,537
Ending balance as of March 31, 2020	$2,021,187

Recent Accounting Pronouncements

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of ASU 2016-15 on the Company’s financial statements, and there was no material impact on the financial statements.

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12 on the Company’s financial statements, and there was no material impact on the financial statements.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2018-07 on the Company’s financial statements, and there was no material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2018-13 on the Company’s financial statements, and there was no material impact on the financial statements.

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

Preferred Stock

As of March 31, 2020, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes.

Common Stock

During the six months ended March 31, 2020, the Company had no issuance of shares of common stock.

During the period ended March 31, 2019, the Company issued 133,780,925 shares of common stock upon conversion of principal in the amount of $55,000, plus accrued interest of $2,750, with an aggregate fair value loss on settlement of debt of $33,829.

4.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$204,332
Less current portion	38,452
Total long-term liabilities	$165,880

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next four years are as follows:

Period Ended
March 31,
2021	$38,452
2022	50,880
2023	75,000
2024	40,000
$204,332

At March 31, 2020, the $204,332 in convertible promissory notes.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of December 31, 2019, the remaining balance of the Note is $38,452, which includes capitalized interest of $25,419. As of March 31, 2020, the Note has matured, and the Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The Note was extended for each tranche with maturity dates of June 30, 2021 and August 18, 2021. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. As of March 31, 2020, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of March 31, 2020, the balance remaining on the May Note was $115,000.

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

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

At March 31, 2020, the fair value of the derivative liability was $2,021,187.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Black Scholes valuation of the derivatives are as follows:

Risk free interest rate	Between 0.05% and 0.29%
Stock volatility factor	Between 72.0% and 124.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5.	CONVERTIBLE PROMISSORY NOTES – RELATED PARTY

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

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. During the six months ended March 31, 2020, the Company made a payment of principal in the amount of $5,000, plus accrued interest of $7,903. The balance as of March 31, 2020 was $0.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31,
	2020	2019
Commercial	$780,062	$824,179
Residential	45,960	21,800
Management fees	-	17,250
	$826,022	$863,229

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ending March 31, 2020 and the year ended September 30, 2019 was $11,570 and $0, respectively. The contract liability for the six months ended March 31, 2020 and the year ended September 30, 2019 was $66,044 and $33,138, respectively.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2020 and September 30, 2019:

	3/31/2019	9/30/2019
Trade accounts payable	$88,204	$129,425
Credit cards payable	65,434	67,155
Accrued liabilities	50,482	54,478
	$204,120	$251,058

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has the following event to report.

On May 13, 2020, the Company filed an information statement pursuant to Section 14(f) of the Securities exchange Act of 1934 and Rule 14f-1 thereunder providing further information related to the below proposed transaction which the Company originally disclosed within its March 24, 2020 filing on Form 8K.

On March 18, 2020, XsunX, Inc. (the “Company”), Tom Djokovich, the President and Chief Executive Officer of the Company, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”) entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock (“Stock”) of the Company to TN3 in a private sale for cash. The holder of the Series A Preferred Stock may cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. Completion of the sale of the Series A Preferred Stock is conditioned upon a number of events, including the filing by the Company of a Schedule 14F to disclose changes in the management of the Company that will occur in connection with the sale.

Daniel G. Martin is the sole owner and president of TN3 and the chairman of the board and chief executive officer of Innovest Global, Inc., a diversified industrial company. Upon the completion of the sale of the Series A Preferred Stock (the “Transaction”), the current board and officers will resign and be replaced by a new board and officers to be identified by Mr. Martin. The Company will issue each of the current resigning directors of the Company 500,000,000 common stock purchase warrants to purchase up to 500,000,000 shares of the Company common stock on a pre-Stock Split (as that term is below defined) basis. These warrants will be exercisable on a cashless basis for a period of ten years from the effective date of the Stock Split at an exercise price of $0.00001 per share on a pre-Stock Split basis. The parties intend for the Company to continue to market its current solar services while preparing to acquire biotechnology assets from Innovest Global, Inc. and transition into a new business plan focused in the biotechnology, medical and health & wellness markets, commercializing developmental healthcare solutions.

In connection with closing the Transaction and transition into a new business plan, the Company will enter into a transition services agreement (the “Services Agreement”) with Tom Djokovich, our current President and Chief Executive Officer, and Solar Energy Builders, Inc., a company controlled by Mr. Djokovich (“Solar Energy”). Pursuant to the Services Agreement, we will engage Solar Energy to service our solar business customers or refer those customers to Solar Energy on an exclusive basis. For referrals, Solar Energy will pay us a referral fee of 1% of the gross amount paid by the referred customer to Solar Energy. We intend to continue to market our solar services while preparing to transition into the new business plan.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

MARCH 31, 2020

9.	SUBSEQUENT EVENTS (Continued)

Initially, the Company will focus on biotechnology developing a third-generation brain cancer vaccine the technology for which has been patent approved and is known as StemVax Glioblast (SVX-GB). StemVax is a biotechnology company developing novel therapies for brain tumor patients and holds a related exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California known as StemVax Glioblast (SVX-GB). In preparation for the issuance of additional shares for the acquisition of biotechnology assets, the Company plans to effectuate a 1-for-1,000 reverse stock split of issued and outstanding common stock (the “Stock Split”). There can be no guarantees that the sale will close as expected, that a new management team will be appointed, or that the Company will successfully refocus its business on biotechnology.

As of March 31, 2020 through the date of this filing the Transaction has not closed.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019.

Revenue and Cost of Sales:

The Company generated revenues in the three months ended March 31, 2020 and 2019 of $625,636 and $476,493 respectively. The increase in revenue of $149,143 during the three months ended March 31, 2020 was attributable to projects completed as well as work in progress completed during the period.

The costs of goods sold for the three months ended March 31, 2020 and 2019 was $380,589 and $231,709, respectively. The Company to date has had minimal revenue and cost of sales, and while we anticipate continuing to generate revenues through the sale our solar services we are preparing to transition into a new business plan stemming from a proposed transaction (outlined within Item 9 Subsequent Events above) focused in the biotechnology, medical and health & wellness markets, commercializing developmental healthcare solutions. There can be no guarantees that the proposed transaction will close or that that the Company will successfully refocus its business on biotechnology and continue to generate revenues in future periods.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $27,358 during the three months ended March 31, 2020 to $139,203 as compared to $111,845 for the three months ended March 31, 2019. The increase in SG&A expenses was related primarily due to an increase in labor wages, and other administrative expenses. Management expects SG&A expenses may increase in future periods as the Company continues its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the three months ended March 31, 2020 was $239, compared to $102 for the three months ended March 31, 2019.

Other Income/(Expenses):

Other income and (expenses) increased by $416,590 to $(67,062) for the three months ended March 31, 2020, compared to $349,528 for the three months ended March 31, 2019. The increase was the result of a decrease in non-cash gain on change of fair value of the derivative instruments of $454,287, a decrease in loss on conversion of debt in the amount of $20,678, and a decrease in interest expense of $17,019, which included a decrease in non-cash amortization of debt discount in the amount of $14,362.

Net Income (Loss):

For the three months ended March 31, 2020, our net income was $38,543 as compared to a net income of $482,365 for the three months ended March 31, 2019. The majority of the decrease in net income of was due primarily to a decrease in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. While management works to increase sales and revenues, there is no assurance that any continued trend in sales growth will continue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO SIX MONTHS ENDED MARCH 31, 2019.

Revenue and Cost of Sales:

The Company generated revenues in the six months ended March 31, 2020 and 2019 of $826,022 and $863,229, respectively. The decrease in revenue during the six months ended March 31, 2020 was attributable to a decrease in sold commercial projects in the period.

The costs of goods sold for the six months ended March 31, 2020 and 2019 was $536,767 and $467,031, respectively. The Company to date has had minimal revenue and cost of sales, and while we anticipate continuing to generate revenues through the sale our solar services we are preparing to transition into a new business plan stemming from a proposed transaction (outlined within Item 9 Subsequent Events above) focused in the biotechnology, medical and health & wellness markets, commercializing developmental healthcare solutions. There can be no guarantees that the proposed transaction will close or that that the Company will successfully refocus its business on biotechnology and continue to generate revenues in future periods.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses decreased by $24,774 during the six months ended March 31, 2020 to $260,809 as compared to $285,583 for the six months ended March 31, 2019. The decrease in SG&A expenses was related primarily due to a decrease in labor wages, and other administrative expenses. Management expects SG&A expenses to increase in future periods as the Company continues its marketing, sales, and service efforts.

Depreciation Expense:

Depreciation expense for the six months ended March 31, 2020 was $478, compared to $194 for the six months ended March 31, 2019.

Other Income/(Expenses):

Other income and (expenses) decreased by $1,869,119 to $(91,089) for the six months ended March 31, 2020, compared to $1,778,030 for the six months ended March 31, 2019. The decrease was the result of a decrease in non-cash gain on change of fair value of the derivative instruments of $1,943,423, a decrease in interest expense of $40,475, which included an decrease in non-cash amortization of debt discount in the amount of $36,309, with a decrease in non-cash loss on conversion of debt in the amount of $33,829.

Net Income (Loss):

For the six months ended March 31, 2020, our net loss was $(63,121) as compared to a net income of $1,888,451 for the six months ended March 31, 2019. The majority of the increase in net income of was due primarily to an increase in other (expenses) associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2020 of $2,135,284, as compared to a working capital deficit of $2,072,641 as of September 30, 2019. The decrease in working capital deficit was the result of an increase in cash, contract assets, contract liabilities, derivative liability, with a decrease in contract receivables, prepaid expenses, accounts payable, accrued expenses, convertible notes payable.

Cash flow provided by operating activities was $112,130 for the six months ended March 31, 2020, as compared to cash flows provided by operating activities of $8,986 for the six months ended March 31, 2019. The increase in cash flow provided by operating activities was due to an inflow of cash from accounts receivable.

Cash flow used in investing activities for the six months ended March 31, 2020 and 2019 were $0 and $647. The Company purchased a tangible asset in the prior period of $647.

Cash used in financing activities for the six months ended March 31, 2020 and 2019 was $7,200 and $0, respectively. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and revenues resulting from our business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 20, 2019, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2020, the Company’s capital needs have been met from the use of working capital provided by the proceeds from revenues in the amount of $826,022.

Capital Resources

We have only common and preferred stock as our capital resources. We have no material commitments for capital expenditures within the next year related to our business efforts within the solar services market, however as we work to market and make sales of our commercial solar PV system services we are preparing to transition into a new business plan stemming from a proposed transaction (outlined within Item 9 Subsequent Events above) focused in the biotechnology, medical and health & wellness markets, commercializing developmental healthcare solutions. Substantial capital may be needed to expand and pay for any of these continuing or new activities. There can be no guarantees that the proposed transaction will close or that that the Company will successfully refocus its business on biotechnology and continue to generate revenues in future periods

Need for Additional Financing

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

Exhibit	Description

31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (1)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (1)
10.1	Form of Stock Purchase Agreement, dated March 18, 2020 used in connection with the proposed change of management and business type transition (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: May 14, 2020	By:	/s/ Tom M. Djokovich
Tom M. Djokovich, Principal Executive and Accounting Officer