Form 10-Q
period 2020-06-30
XSUNX INC
filed 2020-08-21
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarterly Period Ended: June 30, 2020

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Transition Period From ___________ to _______________

Commission File Number: 000-29621

XSUNX, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State of incorporation)	(I.R.S. Employer Identification No.)

8834 Mayfield Road, Suite C

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

The number of shares of common stock issued and outstanding as of August 19, 2020 was 1,601,887,744

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XSUNX, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$154	$7,964
Contract receivables of discontinued operations	-	198,083
Prepaid expenses	868	6,575

Total Current Assets	1,022	212,622

NET PROPERTY & EQUIPMENT DISCONTINUED OPERATIONS	-	2,570

TOTAL ASSETS	$1,022	$215,192

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$43,409	$129,425
Other payable	61,706	67,155
Accrued expenses and interest on notes payable	53,558	54,478
Contract liabilities of discontinued operations	-	33,138
Derivative liability	748,255	1,945,650
Due to related party	68,312	-
Promissory note, related party (Note 6)	-	7,200
Convertible promissory note, related party (Note 5)	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $0 and $36,297, respectively (Note 4)	55,494	36,217

Total Current Liabilities	1,042,734	2,285,263

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $12, respectively	150,000	165,880

Total Long Term Liabilities	150,000	165,880

TOTAL LIABILITIES	1,192,734	2,451,143

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 5,000 and 5,000 shares issued and outstanding, respectively	50	50
Common stock, no par value; 2,000,000,000 authorized common shares 1,601,887,744 and 1,601,887,744 shares issued and outstanding, respectively	33,369,424	33,369,424
Additional paid in capital	5,335,398	5,335,398
Paid in capital, common stock warrants	4,210,959	3,811,700
Accumulated deficit	(44,107,543)	(44,752,523)

TOTAL SHAREHOLDERS' DEFICIT	(1,191,712)	(2,235,951)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,022	$215,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

SALES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	489,873	119,882	750,682	405,464
Depreciation and amortization expense	-	-	-	-

TOTAL OPERATING EXPENSES	489,873	119,882	750,682	405,464

OTHER INCOME/(EXPENSES)
Loss on conversion of debt	-	-	-	(33,829)
Gain (Loss) on change in derivative liability	1,272,932	(434,387)	1,197,395	1,433,500
Interest expense	(7,433)	(8,067)	(22,985)	(64,094)

TOTAL OTHER INCOME/(EXPENSES)	1,265,499	(442,454)	1,174,410	1,335,577

NET LOSS FROM CONTINUING OPERATIONS	$775,626	$(562,336)	$423,728	$930,111
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(67,525)	$101,896	$221,252	$497,900

NET INCOME (LOSS)	$708,101	$(460,440)	$644,980	$1,428,011

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$0.00

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,601,887,744	1,601,887,744	1,601,887,744	1,545,192,198
DILUTED	6,078,865,776	1,601,887,744	6,078,865,776	1,545,192,198

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	FISCAL NINE MONTHS ENDED JUNE 30, 2019
						Stock Options/
	Preferred Stock		Common Stock		Additional Paid-in	Warrants Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total
Balance at September 30, 2018	5,000	50	1,468,106,819	33,311,674	5,335,398	3,811,700	(47,096,505)	(4,637,683)

Common stock issued upon conversion of debt and accrued interest	-	-	133,780,925	91,579	-	-	-	91,579

Net Income	-	-	-	-	-	-	1,428,011	1,428,011
Balance at June 30, 2019 (unaudited)	5,000	$50	1,601,887,744	$33,403,253	$5,335,398	$3,811,700	$(45,668,494)	$(3,118,093)

	FISCAL NINE MONTHS ENDED JUNE 30, 2020
						Stock Options/
	Preferred Stock		Common Stock		Additional Paid-in	Warrants Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total
Balance at September 30, 2019	5,000	50	1,601,887,744	33,369,424	5,335,398	3,811,700	(44,752,523)	(2,235,951)

Stock compensation cost, options	-	-	-	-	-	399,259	-	399,259

Net Income	-	-	-	-	-	-	644,980	644,980
Balance at June 30, 2020 (unaudited)	5,000	$50	1,601,887,744	$33,369,424	$5,335,398	$4,210,959	$(44,107,543)	$(1,191,712)

XSUNX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For the Nine Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES:
Net Income	$644,980	$1,428,011
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities

Gain on change in derivative liability	(1,197,395)	(1,433,500)
Amortization of debt discount recorded as interest expense	-	36,309
Loss on conversion of debt	-	33,829
Stock compensation expense	399,259	-

Changes in Assets and Liabilities:

Prepaid expenses	5,707	4,536
Accounts payable	(86,016)	17,001
Other payable	(5,449)	1,721
Accrued expenses	2,477	26,628

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES –CONTINUED OPERATIONS	(236,437)	114,535

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES –DISCONTINUED OPERATIONS	167,515	(68,723)

NET CASH (USED IN) PROVIDED BY OPERATIONS	(68,922)	45,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset – discontinued operations	-	(2,284)

NET CASH USED IN INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	-	(2,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	68,312	-
Payments on related party promissory notes	(7,200)	(24,300)

NET PROVIDED BY (CASH USED) IN FINANCING ACTIVITIES	61,112	(24,300)

NET INCREASE (DECREASED) IN CASH	(7,810)	19,228

CASH, BEGINNING OF PERIOD	7,964	41,090

CASH, END OF PERIOD	$154	$60,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,955	$7,911
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$-	$91,579
Accrued interest capitalized into convertible note	$3,397	$4,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended September 30, 2020. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2019.

During the period ending June 30, 2020, the Company discontinued it’s direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor “the Service Provider”. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended June 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the nine months ended June 30, 2020. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business development efforts.

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

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

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

During the six months ended June 30, 2020, the Company sold certain assets at net book value for $2,092.

The depreciation expense for the nine months ended June 30, 2020, and 2019, were $478 and $342, respectively. Which are now included in on the discontinued operations.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers monthly. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The contract receivable balance was $0 and $198,083 at June 30, 2020 and September 30, 2019, respectively.

Project Warranties

Customers in our target market of California who purchase solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The Company has a limited history of project installations and will access potential warranty costs, and other allowances, based on our experience in servicing warranty claims as they may arise in the future. During the nine months ended June 30, 2020, the Company did not experience costs related to warranty claims.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We are required to follow a fair value approach using an option-pricing model, such as the Binomial lattice valuation model, at the date of a stock option grant. The Company has 2,000,000,000 shares of outstanding options as of June 30, 2020.

Earnings Per Share

(a)	Basic

Basic loss per share is calculated of basic earnings by dividing the net profit (loss) for the three months by the weighted average number of ordinary shares outstanding during the financial periods held by the Company.

	For the Three Months Ended		For the Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Profit (Loss) from continuing operations to common shareholders (Numerator)	$775,626	$(562,336)	$423,728	$930,111

Profit (Loss) from discontinued operations to common shareholders (Numerator)	$(67,525)	$101,896	$221,252	$497,900

Profit (Loss) to common shareholders (Numerator)	$708, 101	$(460,440)	$644,980	$1,428,011

Weighted average number of common shares outstanding (Denominator)	1,601,887,744	1,601,887,744	1,601,887,744	1,545,192,198

Effect of convertible notes	-	-	-	-

Weighted average number of ordinary shares in issue	1,601,887,744	1,601,887,744	1,601,887,744	1,545,192,198

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$0.00

(b)	Diluted

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

	For the Three Months Ended		For the Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Profit (Loss) from continuing operations to common shareholders (Numerator)	$775,626	$(562,336)	$423,728	$930,111

Profit (Loss) from discontinued operations to common shareholders (Numerator)	$(67,525)	$101,896	$221,252	$497,900

Profit (Loss) to common shareholders (Numerator)	$708,101	$(460,440)	$644,980	$1,428,011

Weighted average number of common shares outstanding (Denominator)	1,601,887,744	1,601,887,744	1,601,887,744	1,545,192,198

Effect of convertible notes	4,476,978,032	-	4,476,978,032	-

Weighted average number of ordinary shares in issue	6,078,865,776	1,601,887,744	6,078,865,776	1,545,192,198

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$0.00

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has included shares issuable from convertible debt of $205,494 for the nine months ended June 30, 2020, because their impact on the loss per share is dilutive.

The Company has excluded shares issuable from convertible debt of $201,024 for the nine months ended June 30, 2019, because their impact on the loss per share is anti-dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative Liability	$748,255	$-	$-	$748,255
Total Liabilities measured at fair value	$748,255	$-	$-	$748,255

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2019	$1,945,650
Net Gain on change in derivative liability	(1,197,395)
Ending balance as of June 30, 2020	$748,255

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

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2018-07 on the Company’s financial statements, and there was no material impact on its financial statements.

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

Preferred Stock

As of June 30, 2020, the Company had 5,000 shares of issued and outstanding Series A Preferred Stock issued to the Company’s Chief Executive Officer and Director, Tom M. Djokovich. The shares were issued in consideration for the contribution of services by Mr. Djokovich to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich has the ability to influence and determine stockholder votes. On March 18, 2020, XsunX, Inc. (the “Company”), Tom Djokovich, the President and Chief Executive Officer of the Company, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”) entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock (“Stock”) of the Company to TN3 in a private sale for cash. The holder of the Series A Preferred Stock may cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. Completion of the sale of the Series A Preferred Stock is conditioned upon a number of events, including the filing by the Company of a Schedule 14F to disclose changes in the management of the Company that will occur in connection with the sale.

On May 13, 2020, the Company filed an information statement pursuant to Section 14(f) of the Securities exchange Act of 1934 and Rule 14f-1 thereunder providing further information related to the below proposed transaction, which the Company originally disclosed within its March 24, 2020 filing on Form 8K.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

3.	CAPITAL STOCK (Continued)

Common Stock

During the nine months ended June 30, 2020, the Company had no issuance of shares of common stock.

During the nine months ended June 30, 2019, the Company issued 133,780,925 shares of common stock upon conversion of principal in the amount of $55,000, plus accrued interest of $2,750, with an aggregate fair value loss on settlement of debt of $33,829.

4.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$205,494
Less current portion	55,494
Total long-term liabilities	$150,000

Maturities of long-term debt for the next three years are as follows:

Period Ended
June 30,
2022	$55,494
2023	60,000
2024	90,000
$205,494

At June 30, 2020, the $205,494 in convertible promissory notes.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of December 31, 2019, the remaining balance of the Note was $36,217. As of June 30, 2020, the balance of the Note was $39,614, which includes capitalized interest for the period of $3,397. As of June 30, 2020, the Note has matured, and the Company and the Holder has entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The Note was extended for each tranche with maturity dates of June 30, 2021 and August 18, 2021. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $.0125 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. As of June 30, 2020, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $.01 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of June 30, 2020, the balance remaining on the May Note was $115,000.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

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

At June 30, 2020, the fair value of the derivative liability was $748,255.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.13% and 0.29%
Stock volatility factor	Between 119.0% and 207.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5.	CONVERTIBLE PROMISSORY NOTES – RELATED PARTY

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

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. During the nine months ended June 30, 2020, the Company paid off the principal in the amount of $5,000, plus accrued interest of $7,903. The balance as of June 30, 2020 was $0.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts were recognized as the performance of obligations were satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. As of June 2, 2020, the Company discontinued it’s direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor.

The following table represents a disaggregation of revenue by customer type from contracts with customers for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30,
	2020	2019
Commercial	$998,373	$1,091,691
Residential	45,960	50,525
Management fees	-	17,250
	$1,044,333	$1,159,466

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ending June 30, 2020 and the year ended September 30, 2019 was $0 and $0, respectively. The contract liability for the nine months ended June 30, 2020 and the year ended September 30, 2019 was $0 and $33,138, respectively.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2020 and September 30, 2019:

	6/30/2020	9/30/2019
Trade accounts payable	$93,409	$129,425
Credit cards payable	61,706	67,155
Accrued liabilities	53,558	54,478
	$208,673	$251,058

9.	OPTIONS

On June 2, 2020, the Company issued 2,000,000,000 options to purchase common stock. These options will be exercisable on a cashless basis for a period of ten years from the effective date of the Stock Split at an exercise price of $0.00001 per share on a pre-Stock Split basis. The purpose of the options are to compensate our directors for serving on the Board without compensation in fiscal 2019. It is difficult to assess the value of the options given the highly limited trading in our Common Stock, the fact that the options shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019,and believe that the value of the options to be issued to each of our resigning directors approximates that amount.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

9.	OPTIONS (Continued)

A summary of the Company’s options activity and related information follows for the nine months ended June 30, 2020:

June 30, 2020
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding - beginning of period	-	$-
Granted	2,000,000,000	$.00001
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	2,000,000,000	$.00001

At June 30, 2020, the weighted average remaining contractual life of options outstanding:

	June 30, 2020
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.00001	2,000,000,000	2,000,000,000	9.93

For purpose of determining the fair market value of the options, the Company used the Black Scholes  valuation model. The significant assumptions used in the Black Scholes valuation model for the warrants are as follows:

Risk Free Interest Rate	0.32%
Stock Volatility Factor	146.0%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

The stock-based compensation expense recognized in the statement of operations during the nine months ended June 30, 2020 related to the granting of these warrants was $399,259.

10.	DUE TO RELATED PARTY

During the period ended June 30, 2020, the Innovest Global, Inc. advanced funds to the Company for operating expenses in the amount of $68,312. As of June 30, 2020, the amount has not been reimbursed to Innovest Global, Inc.

XSUNX, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2020

11.	BUSINESS TRANSITION

On June 2, 2020, the Seller (Mr. Tom Djokovich) entered into a transition service agreement, with the Buyer (Mr. Daniel G. Martin), sole owner, president and chairman of the board of TN3. Mr. Martin is also the chief executive officer of Innovest Global, Inc., a diversified industrial company. The Buyer is in the process of ceasing the XsunX business to transition to the StemVax business. XsunX will discontinued it’s direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor “the Service Provider”. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended June 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

At the completion of the acquisition of the StemVax Business, Seller will withdraw his position as the qualifying individual for the XsunX contractor license for the XsunX Business, and upon completion of the withdrawal, XsunX and the Seller will terminate the Transition Services Agreement. Thereafter, the Seller may accept contracts initially marketed by XsunX with the Seller as the qualifying individual for the XsunX license, without obligation to XsunX for any cash flows therefrom. The timing and procedures for the transition of the XsunX Business is governed by the Transition Services Agreement. In the event of any contradiction or discrepancy between this Agreement and the Transition Services Agreement, the terms and provisions of the Transition Services Agreement will govern.

In connection with preparing for the transition, the Company paid Solar Energy Builders, Inc, a related party,  $185,300 to serve as the outside contractor for the assumption of the jobs that were started, and completed. The Company recognized the expense in cost of sales for the period, and also deducted the net book value of certain assets (computer and small equipment) in the amount of $2,092, leaving a net amount paid of $183,208. As of June 30, 2020, the transition has not been completed.

Also, purchase options were issued to the board of directors as mentioned in Note 9 for payment of services.

In connection with closing the Transaction and transition into a new business plan, the Company will enter into a transition services agreement (the “Services Agreement”) with Tom Djokovich, our current President and Chief Executive Officer, and Solar Energy Builders, Inc., a company controlled by Mr. Djokovich (“Solar Energy”). Pursuant to the Services Agreement, we will engage Solar Energy to service our solar business customers or refer those customers to Solar Energy on an exclusive basis. For referrals, Solar Energy will pay us a referral fee of 1% of the gross amount paid by the referred customer to Solar Energy. We intend to continue to market our solar services while preparing to transition into the new business plan. As of June 30, 2020, no referral fees have been paid to Solar Energy.

12.	DISCONTINUED OPERATIONS

On June 2, 2020, the Company entered into a transition agreement, and will change their focus to a new line of business. As a result the Company will discontinue XsunX, Inc., and all related operations. Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the business qualifies for presentation as a discontinued operation. Therefore, the Company has reclassified the business assets and liabilities as discontinued operations in the accompanying Balance Sheet and presented the operating results as discontinued operations in the accompanying statements of Operations and Statements of Cash Flows.

12.	DISCONTINUED OPERATIONS (Continued)

Financial information for XsunX Inc, for the three month and nine months ended June 30, 2020, are presented in the following table:

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

SALES	$218,311	$296,237	$1,044,333	$1,159,466

COST OF GOODS SOLD	285,836	194,193	822,603	661,224

GROSS PROFIT	(67,525)	102,044	221,730	498,242

OPERATING EXPENSES

Depreciation and amortization expense	-	148	478	342

TOTAL OPERATING EXPENSES of DISCONTINUED OPERATIONS	-	148	478	342

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(67,525)	$101,896	$221,252	$497,900

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS

Contract receivables of discontinued operations	-	198,083

Total Current Assets of discontinued operations	-	198,083

Net Property and Equipment of discontinued operations	-	2,570

TOTAL ASSETS of DISCONTINUED OPERATIONS	$-	$200,653

LIABILITIES

CURRENT LIABILITIES

Contract liabilities of discontinued operations	-	33,138

Total Current Liabilities of discontinued operations	-	33,138

TOTAL CURRENT LIABILITIES of DISCONTINUED OPERATIONS	-	33,138

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and has no events to report.

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

Business Overview/Summary

New Business Plan

On June 2, 2020, TN3, LLC, a limited liability company owned by Daniel G. Martin, purchased all of the outstanding shares of preferred stock of XsunX from Tom Djokovich, our former president and chief executive officer, for $50,000. In addition, TN3 agreed to pay for certain expenses of the transaction incurred by Mr. Djokovich and XsunX totaling more than $50,000. Upon acquiring the preferred shares, Mr. Martin became the sole director and chief executive officer of the company. For more information about Mr. Martin’s acquisition of the preferred stock and his appointment to our board, please see our Schedule 14F-1/A filed with the Securities and Exchange Commission (SEC) on May 13, 2020 and Form 8-K filed with the SEC on June 8, 2020.

During the period ending June 30, 2020 the Company changed the delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor “the Service Provider”. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended June 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.”

On June 2, 2020, we entered into a membership interest purchase agreement with Innovest to acquire StemVax for 7.5     million shares of our unregistered common stock (after giving effect to the 1-for-1,000 reverse stock split described in this information statement). We expect to complete the acquisition in the third calendar quarter of 2020 but cannot guarantee that the transaction will be completed when expected, or at all.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guaranty that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of biotechnology companies. Currently, we continue to engage in the marketing of solar photovoltaic power generation and storage solutions.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses increased by $369,991 during the three months ended June 30, 2020 to $489,873 as compared to $119,882 for the prior three months ended June 30, 2019. The increase in SG&A expenses was primarily due to an increase in labor wages, and other administrative expenses, which include non-cash stock compensation expense of $399,259. Management expects SG&A expenses may increase in future periods as the Company continues to expand its marketing, sales, and service efforts.

Change in Derivative Liability

The change in derivative liability for the three months ended June 30, 2020 and 2019, was a gain of $1,272,932, compared to a loss of $434,387 in the prior period, as a result of an increase in the fair value of the derivative liability.

Interest

Interest expense during the three months ended June 30, 2020 was $7,432 compared to $8,067 for the prior three months ended June 30, 2019. The decrease was the result of less convertible notes and no debt discount.

Net Loss from Continuing Operations

Net Income (Loss) from continuing operations was $775,626 and $(562,336) for the three months ended June 30, 2020 and 2019, respectively, as result of gains discussed above.

Income ( Loss) from Discontinued Operations

Income (Loss) on discontinued operations was a loss of ($67,525) and income of $101,896 for the three months ended June 30, 2020 and 2019, respectively, as a result  of reclassifying XsunX, Inc. business as discontinued operations.

Net Income (Loss)

Net Income for the three months ended June 30, 2020, was $708,101, compared to a Net Loss of $(460,440) for the prior period ended June 30, 2019. The increase in Net Income was caused by the change in income and expense discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2020 COMPARED TO NINE MONTHS ENDED JUNE 30, 2019.

Selling, General and Administrative Expenses:

Selling, General and Administrative (SG&A) expenses $750,682 as compared to $405,464 for the nine months ended June 30, 2019. The increase in SG&A expenses was related primarily due to a increase in non-cash stock compensation expense of $399,259 and other administrative expenses.

Change in Derivative Liability

The change in derivative liability for the nine months ended June 30, 2020 and 2019, was a gain on change in derivative of $1,197,395 compared to a gain of $1,433,500, and a gain on conversion of debt of $33,829 in the prior period. The decrease in the current period was the  result of a decrease in the fair value of the derivative liability and gain on conversion of debt.

Interest

Interest expense during the nine months ended June 30, 2020 was $22,985 compared to $64,094 for the prior nine months ended June 30, 2019. The decrease was the result of less convertible notes and no debt discount.

Net Loss from Continuing Operations

Net Income from continuing operations was $423,728 and $930,113 for the nine months ended June 30, 2020 and 2019, respectively, as result of gains discussed above.

Income (Loss) from Discontinued Operations

Income (Loss) on discontinued operations was income of $221,252 and income of $497,900 for the nine months ended June 30, 2020 and 2019, respectively, as a result of reclassifying XsunX, Inc. business as discontinued operations.

Net Income (Loss)

Net Income for the nine months ended June 30, 2020, was $644,980, compared to a Net Loss of $1,428,013 for the prior period ended June 30, 2019. The increase in Net Income was caused by the change in income and expense discussed above.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2020 of $1,041,712, as compared to a working capital deficit of $2,072,641 as of September 30, 2019. The decrease in working capital deficit was primarily the result of an decrease in derivative liability.

Cash Flows

	Nine months ended June 30,
	2020	2019
Net cash (used in) provided by operating activities - continuing operations	$(236,437)	$114,535
Net cash provided by investing activities - continuing operations	$-	$-
Net cash provided by (used in) financing activities	$61,112	$(24,300)

Cash flows used in operating activities – continuing operations was $236,437 for the nine months ended June 30, 2020, as compared to cash flows provided by operating activities of $114,535 for the prior nine months ended June 30, 2019. The increase in cash flow used in operating activities was due primarily to a decrease of cash flow from accounts receivable.

Cash flows provided by investing activities – continuing operations for the nine months ended June 30, 2020 was $0, as compared to cash flows used in investing activities of $0 for the prior nine months ended June 30, 2019. The Company purchased certain assets in the prior period.

Cash flows provided by financing activities for the nine months ended June 30, 2020 was $61,112, compared to cash flows used in financing activities of $24,300. Our capital needs have primarily been met from the proceeds of private placements, convertible notes, and initial revenues resulting from our change in business operations focused on the sale, design, and installation of Solar Photovoltaic (PV), and managed Energy Storage Systems (ESS) for commercial and industrial real-estate in in the period.

Our financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated December 20, 2019, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Exhibit	Description

10.1	Form 14F/A disclosing proposed change in management and business model (2)
10.2	Form 14C shareholder information statement related to biotechnology (3)
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (1)
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed Herewith
(2)	Incorporated by reference to Form 14F/A filed with the securities exchange commission on May 13, 2020
(3)	Incorporated by reference to Form 14C filed with the securities exchange commission on June 29, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSUNX, INC.

Dated: August 21, 2020	By:	/s/ Daniel G. Martin
Daniel G. Martin, Principal Executive and Accounting Officer