Form 10-K
period 2020-09-30
NovAccess Global Inc.
filed 2021-03-30
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29621

NovAccess Global Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

Address of principal executive offices, including zip code: 8834 Mayfield Road, Suite C, Chesterland, Ohio 44026

Registrant’s telephone number, including area code: 440-644-1027

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 1,601,887,744 shares of the registrant’s common stock held by non-affiliates of the registrant was $789,427 calculated based on the $0.0005 closing price on March 31, 2020 (does not reflect the August 25, 2020 1-for-1,000 reverse stock split of the registrant’s outstanding shares of common stock).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,741,342 shares of common stock outstanding on March 18, 2021.

Part I

Item 1. Business.

In this Annual Report on Form 10-K, we use the terms “Company,” “NovAccess,” “we,” “us,” and “our” to refer to NovAccess Global Inc.

Overview

NovAccess Global Inc. is a biopharmaceutical company that is developing novel immunotherapies to treat brain tumor patients in the United States with plans to expand globally. We specialize in cutting-edge research related to utilizing a patient’s own immune system to attack the cancer. We are filing an Investigational New Drug Application (IND) and working closely with Food and Drug Administration (FDA) to obtain approval for human clinical trials to determine safety and efficacy of our drug product for brain cancer patients. Once we have successfully completed the clinical trials and proven that the new therapy is safe and efficacious, we plan to commercialize the product. We also have expertise in successfully executing clinical trials, bringing products to market and increasing market size of products through our advisory board. Our scientists are well versed in immunology, stem cell biology, neuroscience, molecular biology, imaging, small molecules development, gene therapy and other technical assays needed for protein and genetic analysis of cancer cells.

NovAccess operates as a research and development (R&D) company out of Ohio and California, and our executive management and scientific advisory board provides over 15 years of extensive experience in all aspects of biopharmaceutical R&D and commercialization of drug candidates. We guide our performance by striving to deliver consistently on the following core objectives: (1) Accountability —taking responsibility for providing safe and effective options for patients; (2) Integrity — doing what is ethically right for the patient; (3) Excellence — doing your best and working hard; and (4) Teamwork — bringing together a strong working team to deliver the best products for brain tumor patients.

Our website is www.NovAccessGlobal.com.

Recent Events

In the 2018, Innovest Global Inc. acquired 20% of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB). The Innovest investment provided StemVax with the resources to extend the license for SVX-GB. Dr. Christopher Wheeler, president of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 2005. As president, Dr. Wheeler began preparing the pre-IND application in order to obtain FDA approval to start human clinical trials. In February 2020, Innovest acquired 100% of StemVax and on September 8, 2020, NovAccess acquired StemVax from Innovest for 7.5 million shares of NovAccess. In October 2020, Dr. Dwain Morris-Irvin joined NovAccess as our chief executive officer. in February 2021, we contracted Dr. Wheeler to continue serving as president of StemVax.

Organization and History

NovAccess Global Inc. is a Colorado corporation incorporated on February 25, 1997 as “Sun River Mining, Inc.” In 2003, the Company was renamed “XsunX, Inc.” and entered the solar business, specializing in the sale, design, and installation of solar photovoltaic power generation and energy storage systems. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax, we exited the solar business and focused all of our efforts on our biopharmaceutical business.

Business and Operations

Market Drivers for Immunotherapy against Cancer

The most common adult brain tumor has less than a 15-month median survival period after diagnosis. Despite advances in chemotherapy and radiation therapy there has been no change in survival for glioblastoma multiforme (GBM) patients in over 50 years. As a result, there is significant demand for novel therapies to treat brain tumors. We identify two main drivers to bring immunotherapy to market as quickly as possible: (1) the National Institutes of Health has been promoting the development of novel immunotherapies for cancer for over 10 years; and (2) the biopharmaceutical industry has been promoting the development of novel immunotherapies to treat cancer and bringing novel products to market, including Dendreon’s Provenge drug to treat prostate cancer.

What We Do

NovAccess is biopharmaceutical company that specializes in the research and development of a new drug to treat brain cancer and other cancers. We perform pre-clinical and clinical trial experiments to bring the drugs to market. We determine if the new drug candidates are safe and effective for human use and to treat brain and other cancers. We seek to develop a new treatment or a cure for brain cancer patients and make these solutions for these patients a sound investment for our shareholders.

We are developing novel therapies for brain cancer patients in the US and ultimately globally. Our R&D process begins with testing drug candidates through molecular and cellular based assays, animal models for diseases, testing for safety and efficacy in animal models, and human clinical trials to bring drug candidates to market. Once our products have made it to market, we plan to license their use to bigger pharmaceutical companies to better access the patient populations and provide treatment.

We currently do not generate revenue. In order to finance our operations, including clinical trials development and execution, we intend to raise capital through financial institutions that invest in cancer therapeutics. As we achieve milestones during the process of R&D, we expect our overall value to increase. We intend to commercialize our products immediately after successful completion of clinical trials. We plan to license our products to larger biopharmaceutical companies in order to deliver our product to as many patients as possible once we have obtained the required FDA approvals. We expect to have other treatment candidates outside of our lead candidate moving forward as we build our patent portfolio of other therapeutics to improve patient outcomes and overall quality of health.

The key elements of our approach include:

●

Lead Drug Candidate. We perform pre-clinical R&D to test hypothesis in order to determine if a lead product is safe and efficacious to treat cancer patients. These experiments include, molecular testing, cell culture testing and animal testing.

●	Publish Data. When appropriate we publish our findings, and we pursue patents protection for all drug candidates to proceed with human clinical trial testing

●	Human Clinical Trial Testing. At the appropriate time we will seek FDA approval to begin clinical trials on our drug candidates. We submit IND applications to the FDA in order to obtain this approval.

●	Commercialization. After we successfully complete of human clinical trials and we demonstrate safety and efficacy of a drug candidate we will commercialize the product.

Customers

At this stage, we do not generate revenue but once we commercialize our products our customers are expected to be cancer patients and/or larger biopharmaceutical companies that we license our products through in order to complete human clinical trial testing and/or to commercialize our products. As there is currently no immunotherapy to treat brain tumors on the market and survival rates for GBM patients has not improved through standard operational procedures, including chemotherapy and immunotherapy, we anticipate a significant market for our products.

Competition

We compete with other R&D biopharmaceutical companies developing novel immunotherapies to treat brain cancer. Currently, there are no FDA approved immunotherapies available to GBM patients in the market. We have a platform technology as our lead candidate. Once we have commercialized this lead product after proving it is safe and efficacious from our human clinical trial testing, we will seek approval to utilize our platform technology to treat other brain cancers, including childhood brain cancer and other cancers in general.

Intellectual Property

In September and June of 2017, Cedars-Sinai was issued patents, “Use of toll-like receptor ligands as adjuvants to vaccination therapy for brain tumors,” Patent numbers: 9764014 and 8728465. In 2018, StemVax obtained an exclusive license for these patents from Cedars-Sinai. The license term is for the full life of the patents on a country-by-country basis.

Regulation

Our business is subject to extensive regulation by the FDA governing the development, testing, marketing and sale of our biopharmaceuticals. However, compliance with environmental laws is not a significant cost for the Company.

Employees and Consultants

As of December 31, 2020, Dr. Dwain Morris-Irvin served as our full-time chief executive officer and L. Michael Yukich served as our part-time chief financial officer. We also rely on qualified consultants to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we plan to add staff and executive officers to respond to and assist with operations. We consider relations with our full and part-time employees and consultants to be good.

Seasonality

Research and development in medicine has no seasonality to its operations.

Item 1A. Risk Factors.

We have only recently refocused our business as a biopharmaceutical company and currently have no revenues or products approved for sale. In addition, we have limited staff and assets. Our stock trades on the OTC Pink, but trading in is limited and sporadic. As a result of these and other factors, an investment in NovAccess is inherently speculative and risky.

COVID-19:

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted by the COVID-19 pandemic for the fiscal year ended September 30, 2020 as follows:

Efforts to secure financing necessary for business activities were delayed as the financial institutions’ operations were restricted due to COVID related lockdowns and other priorities related to The Paycheck Protection Program (PPP).

Investment funding activities were also disrupted as our business development/Investment team was unable to travel to meet potential investors due to travel restrictions.

The research and development team was unable to have in person meetings with the FDA regarding the quality and status of our IND application.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2020. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical facts, constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “plan,” “could” and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can provide no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 1B. Unresolved Staff Comments.

We have no unresolved Securities and Exchange Commission (the “SEC”) comments to report.

Item 2. Properties.

Our corporate headquarters is located at 8834 Mayfield Road in Chesterland, Ohio. The building is eight years old and is in excellent condition. We have approximately 1,500 square feet of fully furnished and equipped office space and have access to an additional 2,500 square feet of common area including meeting and kitchen facilities. We lease our headquarters pursuant to a management services agreement with TN3, LLC. The initial term of the agreement is three years, with subsequent one-year renewals. TN3 holds all of our outstanding preferred stock and is owned by Daniel G. Martin, the sole member of our board of directors.

Item 3. Legal Proceedings.

We are not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of NovAccess trades on the OTC Pink market under the symbol “XSNX.” Trading in the common stock is limited and sporadic. The following table lists the high and low closing sale prices for our stock for each quarter for the last two fiscal years as reported on the OTC Pink market (adjusted for the Company’s 1-for-1,000 reverse stock split effective August 25, 2020). Because our stock is traded on the OTC, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Closing Price
Quarter Ended	High	Low
December 31, 2018	$1.10	$0.55
March 31, 2019	0.90	0.50
June 30, 2019	1.20	0.50
September 30, 2019	0.80	0.50
December 31, 2019	0.70	0.50
March 31, 2020	0.70	0.40
June 30, 2020	0.50	0.20
September 30, 2020	1.10	0.20

We had 317 shareholders of record of our common stock on December 31, 2020. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data.

Because NovAccess is a “smaller reporting company” as defined by the SEC we are not required to provide selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the factors described in other documents that the Company files from time to time with the SEC.

Organization

NovAccess Global Inc. is a Colorado corporation that was formerly known as XsunX, Inc. and Sun River Mining Inc.

Business Overview

New Business Plan

On June 2, 2020, TN3, LLC, a limited liability company owned by Daniel G. Martin, purchased all of our outstanding shares of preferred stock  from Tom Djokovich, our former president and chief executive officer, for $50,000. In addition, TN3 agreed to pay for certain expenses of the transaction incurred by Mr. Djokovich and the Company totaling more than $50,000. Upon acquiring the preferred shares, Mr. Martin became the sole director and chief executive officer of the Company. For more information about Mr. Martin’s acquisition of the preferred stock and his appointment to our board, please see our Schedule 14F-1/A filed with the SEC on May 13, 2020 and Form 8-K filed with the SEC on June 8, 2020.

Following Mr. Martin’s acquisition of Mr. Djokovich’s preferred stock, the Company changed the delivery method for its solar contracting operations by outsourcing the completion of sold projects under a transition services agreement with a licensed California contractor owned by Mr. Djokovic (the “Service Provider”). The Company’s intent was to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

On June 2, 2020, we entered into a membership interest purchase agreement with Innovest Global, Inc. to acquire StemVax for 7.5 million shares of our unregistered common stock (after giving effect to the 1-for-1,000 reverse stock split described in this information statement). The acquisition was completed on September 8, 2020.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guaranty that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of biotechnology companies. Currently, we continue to engage in the marketing of solar photovoltaic power generation and storage solutions.

Results of Operations for the Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019

Revenue and Cost of Sales:

The Company generated revenues of $1,044,333 and $1,608,723 in the fiscal years ended September 30, 2020 (“fiscal 2020”), and September 30, 2019 (“fiscal 2019”). The decrease of $564,390, during fiscal 2020 was primarily due to the Company’s change in focus from commercial solar system sales and the sale of steel canopy construction services to investing in the biotechnology industry following Company’s acquisition. The costs of goods sold was $822,603 in fiscal 2020 and $856,165 is fiscal 2019.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the business qualifies for presentation as a discontinued operation. Therefore, the Company has reclassified and presented the operating results as discontinued operations in the accompanying statements of operations.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $284,194 during fiscal 2020 to $828,892 as compared to $544,698 for fiscal 2019. The increase in SG&A expenses was related primarily due to the Company recognizing $399,260 in stock compensation expense in connection with warrants granted to the Company’s former board members.

Other Income/(Expenses):

Other income/(expenses) decreased by $8,299,277 from other income of $2,136,702 for fiscal 2019 to other expenses of $6,162,575 for fiscal 2020. The increase in net loss was primarily due to a increase in net loss on net change of fair market value of the derivative instruments of $3,252,198 and a loss on conversion of preferred stock of $5,088,524.

Net Loss:

For fiscal 2020, our net loss was $(6,770,215) as compared to a net income of $2,343,982 for fiscal 2019. The majority of the increase in net loss of $9,114,197 was due to an increase in other (expenses) associated with a loss recognized on conversion of preferred stock and the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2020 of $(3,454,730), as compared to a working capital deficit of $(2,072,641) as of September 30, 2019. The increase of $1,382,089 in working capital deficit was the result of a decrease in cash, contract assets, prepaid expenses, accounts payable, other payable, contract liabilities and promissory note, related party, with an increase in derivative liability, accrued expenses, loan payable and other amount due to related party, as well as increase in current portion of convertible promissory notes.

For the fiscal year 2020, our cash flow used by operating activities was $93,190, as compared to cash flow used by operating activities of $6,542 for fiscal year 2019. Out of these amounts, $260,705 was used by and $192,685 was provided by continuing operating activities in fiscal years 2020 and 2019, respectively. The balance of $167,515 was provided by and $199,277 used by discontinued operating activities. The net increase of $86,648 in cash flow used by operating activities was primarily due to changes in assets and liabilities.

Cash flow used in investing activities — discontinued operations was $0 in fiscal 2020, compared to cash flow used by investing activities of $2,284 for fiscal 2019. The increase of $2,284 in investing activities was primarily due to fixed assets purchased in the fiscal year 2019.

Cash flow provided by financing activities was $85,399 for fiscal 2020, as compared to cash used by financing activities of $24,300 during fiscal 2019. The increase in cash flow provided by financing activities was the result of cash advances from related parties.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Because NovAccess is a “smaller reporting company” as defined by the SEC we are not required to provide quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed with this Form 10-K beginning at page F-1:

Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2020 and 2019

Consolidated Statements of Operations for the fiscal year ended September 30, 2020 and 2019

Consolidated Statements of Shareholders’ Deficit for the fiscal year ended September 30, 2020 and 2019

Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2020 and 2019

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NovAccess Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NovAccess Global, Inc. (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 1 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

March 29, 2021

NOVACCESS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019

ASSETS

CURRENT ASSETS
Cash	$178	$7,964
Contract receivables of discontinued operations	-	198,083
Prepaid expenses	-	6,575

Total Current Assets	178	212,622

NET PROPERTY & EQUIPMENT DISCONTINUED OPERATIONS	-	2,570

TOTAL ASSETS	$178	$215,192

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$88,519	$129,425
Other payable	65,304	67,155
Loan payable, related party	24,287	-
Accrued expenses and interest on notes payable	65,215	54,478
Contract liabilities of discontinued operations	-	33,138
License Fees Payable	50,402	-
Derivative liability	2,989,165	1,945,650
Due to related party	68,312	-
Promissory note, related party (Note 6)	-	7,200
Convertible promissory note, related party (Note 5)	12,000	12,000
Convertible promissory notes, current portion net of debt discount of $0 and $36,297, respectively (Note 4)	91,704	36,217

Total Current Liabilities	3,454,908	2,285,263

LONG TERM LIABILITIES
Convertible promissory notes, net of debt discount of $0 and $12, respectively	115,000	165,880

Total Long Term Liabilities	115,000	165,880

TOTAL LIABILITIES	3,569,908	2,451,143

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series A, $0.01 par value, 10,000 authorized 0 and 5,000 shares issued and outstanding, respectively	-	50
Preferred Stock Series B, $0.01 par value, 25,000 authorized 25,000 and 0 shares issued and outstanding, respectively	250	-
Common stock, no par value; 2,000,000,000 authorized common shares 1,603,492 and 1,601,888 shares issued and outstanding, respectively	33,369,424	33,369,424
Additional paid in capital	11,710,398	5,335,398
Paid in capital, common stock warrants	4,210,960	3,811,700
Paid in capital, preferred stock	5,088,324	-
Accumulated deficit	(57,949,086)	(44,752,523)

TOTAL SHAREHOLDERS' DEFICIT	(3,569,730)	(2,235,951)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$178	$215,192

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020 AND 2019

	Year Ended
	September 30, 2020	September 30, 2019

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	828,892	544,698

TOTAL OPERATING EXPENSES	828,892	544,698

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(828,892)	(544,698)

OTHER INCOME/(EXPENSES)
Loss on conversion of Preferred Stock	(5,088,524)	-
Gain (Loss) on change in derivative liability	(1,043,515)	2,208,683
Interest expense	(30,536)	(71,981)

TOTAL OTHER INCOME/(EXPENSES)	(6,162,575)	2,136,702

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(6,991,467)	$1,592,004

NET INCOME FROM DISCONTINUED OPERATIONS	221,252	751,978

NET INCOME (LOSS)	(6,770,215)	2,343,982

BASIC INCOME (LOSS) PER SHARE	$(4.22)	$1.50

DILUTED INCOME (LOSS) PER SHARE	$(4.22)	$0.47

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,603,492	1,559,483
DILUTED	1,603,492	5,000,474

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Accumulated	Paid in Capital, Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Stock	Total
Balance at September 30, 2018	5,000	$50	-	-	1,468,107	$33,311,674	$5,335,398	$3,811,700	$(47,096,505)	-	$(4,637,683)

Common stock issued upon conversion of debt and accrued interest	-	-	-	-	133,781	57,750	-	-	-	-	57,750

Net Income	-	-	-	-	-	-	-	-	2,343,982	-	2,343,982
Balance at September 30, 2019	5,000	$50	$-	$-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$(44,752,523)	$-	$(2,235,951)

Stock compensation cost, purchase warrants	-	-	-	-	-	-	-	399,260	-	-	399,260

Paid in Capital for StemVax Acquisition	-	-	-	-	-	-	6,375,000	-	-	-	6,375,000

Deemed Dividend	-	-	-	-	-	-	-	-	(6,426,348)	-	(6,426,348)

Preferred Stock Conversion	(5,000)	(50)	25,000	250	-	-	-	-	-	5,088,324	5,088,524

Rounding Shares issued due to stock split	-	-	-	-	1,604	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	(6,770,215)	-	(6,770,215)
Balance at September 30, 2020	-	$-	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$(57,949,086)	$5,088,324	$(3,569,730)

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020 AND 2019

	Year Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,770,215)	$2,343,982
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities

(Gain) Loss on change in derivative liability	1,043,515	(2,208,683)
Loss on conversion of Preferred Stock	5,088,524	-
Amortization of debt discount recorded as interest expense	-	36,309
Purchase warrant stock compensation expense	399,260	-

Changes in Assets and Liabilities:

Prepaid expenses	6,575	(1,176)
Accounts payable	(40,784)	(2,395)
Other payable	(1,851)	24,648
Accrued expenses and interest on notes payable	14,271	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - CONTINUING OPERATIONS	(260,705)	192,685

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	167,515	(199,227)

NET CASH (USED IN) PROVIDED BY OPERATIONS	(93,190)	(6,542)

CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS
Investment in StemVax, LLC	5	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed asset - discontinued operations	-	(2,284)

NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	(2,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	68,312	-
Payments on related party promissory notes	(7,200)	(24,300)
Proceeds from related party loan payable	24,287	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	85,399	(24,300)

NET INCREASE (DECREASE) IN CASH	(7,786)	(33,126)

CASH, BEGINNING OF PERIOD	7,964	41,090

CASH, END OF PERIOD	$178	$7,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,955	$10,099
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$-	$57,750
Accrued interest capitalized into convertible note	$4,607	$23,184
Preferred stock exchange	$50	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess, Inc. (“NovAccess,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc., “Sun River” and XsunX, Inc., “XsunX”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. In June, 2020 the company was acquired and changed its name to NovAccess, Inc.

Line of Business

During the year ended September 30, 2020, the Company discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor “the Service Provider”. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to deliver the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the year ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. These efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2020. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of NovAccess Global, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary StemVax, LLC. All significant inter-company accounts and transactions between these entities have been eliminated in these consolidated financial statements.

Business Combinations

The Company utilized ASC 805, Business Combinations (“ASC 805”) and ASC 850, Related Parties Disclosures to account for the September 8, 2020 acquisition of StemVax, LLC (see note 14 for more details).

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

On September 4, 2020, the Company issued 25,0000 shares of unregistered Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred”), to TN3, LLC in exchange for the redemption of 5,000 shares of Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred”), held by TN3. TN3 is owned by Daniel G. Martin, the chief executive officer, at the time of the transaction, and the sole member of the board of directors. The shares of Series A and Series B Preferred Stock were classified as permanent equity in the Statement of Shareholder’ Deficit for the Fiscal Year Ended September 30, 2020 (see note 3 for more details).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates made in preparing these consolidated financial statements include the estimate of useful lives of property and equipment, revenue recognition, the deferred tax valuation allowance, the fair value of stock options, and derivative liabilities. Actual results could differ from those estimates.

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. During the year ended September 30, 2020, the Company sold certain assets at net book value for $2,092. The depreciation expense for the years ended September 30, 2020, and 2019, were $478 and $580, respectively, which are now included in the discontinued operations.

Revenue Recognition

We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Revenues and related costs on construction contracts were recognized as the performance obligations for work were satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, was recognized as the customer obtained control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs were charged to the periods as incurred. However, in the event a loss on a contract was foreseen, the Company would recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract were reflected in the accounting period in which the facts for the revisions became known. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may have resulted in revisions to costs and income, which were recognized in the period the revisions were determined.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Contract receivables of discontinued operations were recorded on contracts for amounts currently due based upon progress billings, as well as any retentions, which were collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors were recorded for amounts currently due based upon work completed or materials received, as were retention due subcontractors, which were payable upon completion of the contract. General and administrative expenses were charged to operations as incurred and were not allocated to contract costs.

Contract Receivable

The Company previously billed its customers in accordance with contractual agreements. The agreements generally required billings to be on a progressive basis as work was completed. Credit was extended based on evaluation of clients’ financial condition and collateral was not required. The Company maintained an allowance for doubtful accounts for estimated losses that may have arose, if any customer was unable to make required payments. As of September 30, 2020 and 2019, there was no allowance for doubtful accounts.

Management previously performed a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company recorded an allowance against uncollectible items for each customer after all reasonable means of collection had been exhausted, and the potential for recovery was considered remote. The contract receivables of discontinued operations balance were $0 and $198,083 at September 30, 2020 and 2019, respectively.

Project Warranties

Customers in our target market of California who purchased solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The manufacturers of these major components provide the warranty directly to our customers.  In the event of a component failure the manufacturers provide replacement of the major components such as inverters and solar modules at no charge to our customer, which is an industry standard. In the event of a component failure such as an inverter the standard warranty from the supplier we use, SolarEdge, provides a twelve (12) year no-charge replacement warranty to the customer, and would also provide NovAccess, Inc. or our subcontractor, with $125 compensation for labor replacement costs, should we be requested to replace an inverter or other SolarEdge components. Additionally, we employed the use of licensed subcontractors for the bulk of our installation processes, who as licensed contractors are required to warrant their work for material defects and workmanship for ten (10) years. The Company has a limited history of project installations, and in accessing the potential for warranty related costs and other allowances, we believe that our reliance on the manufacturers and subcontractor warranties would leave a limited and inconsequential cost associated with warranty claims. During the years ended September 30, 2020 and 2019, the Company did not experience costs related to warranty claims.

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

Advertising

Advertising expenses are expensed as incurred. Total advertising expenses were $7,349 and $12,592 for the years ended September 30, 2020, and 2019, respectively.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards plus the assumed conversion of convertible debt (Notes 4 and 5).

	For the Years Ended
	September 30,
	2020	2019

Gain (Loss) to common shareholders (Numerator)	$(6,770,215)	$2,343,982

Basic weighted average number of common shares outstanding (Denominator)	1,603,492	1,559,483

Diluted weighted average number of common shares outstanding (Denominator)	1,603,492	5,000,474

The Company has included shares issuable from convertible debt of $214,097 for the year ended September 30, 2019, because their impact on the income per share is dilutive. Diluted weighted average number of shares for the fiscal year ended September 30, 2020 is the same as basic weighted average number of shares because the Company had a net loss for fiscal year 2020.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of September 30, 2020 and 2019. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2020 and 2019:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2020	$2,989,165	$-	$-	$2,989,165

Derivative Liability at fair value as of September 30, 2019	$1,945,650	$-	$-	$1,945,650

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2018	4,154,333
Net (Gain) on change in fair value of derivative liability	(2,173,215)
Net (Gain) on extinguishment of derivative liability upon conversion of debt	(35,468)
Balance as of September 30, 2019	1,945,650
Net Loss on change in fair value of derivative liability	1,043,515
Ending balance as of September 30, 2020	$2,989,165

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

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12, which had no effect on the Company’s financial statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2018-07, which had no effect on the Company’s financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2018-13, which had no effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.    CAPITAL STOCK

At September 30, 2020, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of September 30, 2020 the Company had 25,000 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of issued and outstanding on September 30, 2019 Series A Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the “Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock may cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. As a result of this exchange a loss on conversion of Preferred Stock in the amount of $5,088,524 was recognized in the fiscal year ended September 30, 2020. The shares of outstanding Series B Preferred Stock have the right to vote on an as converted basis. Each share of Series B Preferred Stock converts at 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividend for Series B Preferred Stock shall be declared on an as converted basis.

Common Stock

Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

During the year ended September 30, 2020, the Company issued 1,604 shares of common stock due to rounding of fractional shares upon 1-for-1,000 reverse stock split.

During the year ended September 30, 2019, the Company issued 133,780,925 shares of common stock upon conversion of principal in the amount of $55,000, plus accrued interest of $2,750.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

4.    CONVERTIBLE PROMISSORY NOTES

As of September 30, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$206,704
Less current portion	91,704
Total long-term liabilities	$115,000

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2021	$91,704
2022	75,000
2023	40,000
$206,704

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and has a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of September 30, 2020 the balance of the Note was $40,824, which includes capitalized interest for the period of $4,607. As of September 30, 2020, the Note has matured and is in default, The Company and the Holder have entered into discussions for the repayment of the Note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.5 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. The tranches advanced on the November Note mature on June 30, 2021 and August 18, 2021. As of September 30, 2020, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note tranches mature from May 12, 2022 through December 14, 2022. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of September 30, 2020, the balance remaining on the May Note was $115,000.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

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

At September 30, 2020, the fair value of the derivative liability was $2,989,165.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.12%and 0.16%
Stock volatility factor	Between 142.0% and 260.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5.    CONVERTIBLE PROMISSORY NOTES – RELATED PARTY

Issuance of Convertible Promissory Notes for Services to Related Party

As of March 31, 2016, Company issued the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.5 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued. The convertible note has a fixed settlement provision and does not qualify as a derivative.

6.    NOTE PAYABLE - RELATED PARTY

On August 5, 2014 the Company issued a 10% unsecured promissory note (the “Note”) to a related party in the aggregate principal amount of up to $80,000, plus accrued interest on any advanced principal funds. The principal use of the proceeds from any advance under the Note are intended to assist in the purchase of materials, and services for the solar PV systems that we sell and install. Consideration advanced under the Note matures twenty-four (24) months from each advance. The balance of the Note as of September 30, 2019 was $7,200, plus accrued interest of $12,722. During the year ended September 30, 2020, the Company paid off the principal in the amount of $7,200 and accrued interest of $12,903. The balance as of September 30, 2020 was $0.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

7.    REVENUE FROM CONTRACTS WITH CUSTOMERS – DISCONTINUED OPERATIONS

Revenues and related costs on construction contracts were recognized as the performance obligations for work were satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, are recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment would generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the years ended September 30, 2020 and 2019.

	Years Ended
	September
	2020	2019
Commercial	$998,373	$1,518,368
Residential	45,960	73,105
Management fees	-	17,250
	$1,044,333	$1,608,723

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending September 30, 2020 and 2019 was $0 and $0, respectively. The contract liability for the years ending September 30, 2020 and 2019, was $0 and $33,138, respectively.

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

Included in the balance at September 30, 2020, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2020, the Company did not recognize interest and penalties.

At September 30, 2020, the Company had net operating loss carry-forwards of approximately $26,921,000 that may be offset against future taxable income from the year 2020 through 2039. No tax benefit has been reported in the September 30, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Net operating loss carryforwards may be limited as to use in future years.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

8.    INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 30% to pretax income from continuing operations for the years ended September 30, 2020 and 2019 due to the following:

	9/30/2020	9/30/2019
Book Income	$(1,421,730)	$703,120
Nondeductible Other Expenses	307,780	(642,915)
Depreciation	-	90
Related party accrual	(1,510)	-
Valuation Allowance	1,115,460	(60,295)
Income Tax Expense	$-	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30, 2020 and 2019:

	9/30/2020	9/30/2019
Deferred Tax Assets:
NOL Carryforward	$5,653,390	$6,452,745
Capital Loss Carryforward	5,323	-
R&D Carryforward	46,147	46,150
Related Party Accruals	-	2,160

Deferred Tax Liabilities:
Depreciation	-	(10)

Valuation Allowance	(5,704,860)	(6,501,045)
Net Deferred Tax Asset	$-	$-

9.    OPTIONS

On June 2, 2020, the Company issued 2,000,000,000 options to purchase common stock. These options will be exercisable on a cashless basis for a period of ten years from the effective date of the Stock Split at an exercise price of $0.00001 per share on a pre-Stock Split basis. The number of options on the post Stock Split basis is 2,000,000, and the exercise price of $0.01 per share. The purpose of the options is to compensate our directors for serving on the board without compensation in fiscal 2019. It is difficult to assess the value of the options given the highly limited trading in our Common Stock, the fact that the options shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019 and believe that the value of the options to be issued to each of our resigning directors approximates that amount.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

9.    OPTIONS (Continued)

A summary of the Company’s options activity and related information follows for fiscal year ended September 30, 2020:

September 30, 2020
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding - beginning of period	-	$-
Granted	2,000,000	$.01
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	2,000,000	$.01

At September 30, 2020, the weighted average remaining contractual life of options outstanding:

	September 30, 2020
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	9.67

For purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the warrants are as follows:

Risk Free Interest Rate	0.32%
Stock Volatility Factor	146.0%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

The stock-based compensation expense recognized in the statement of operations during fiscal year ended September 30, 2020 related to the granting of these warrants was $399,260.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2020 and 2019:

	9/30/2020	9/30/2019
Trade accounts payable	$88,519	$129,425
Credit cards payable	65,304	67,155
Accrued liabilities	65,215	54,478
License Fees Payable	50,402	-
	269,440	251,058

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

11.    LOAN PAYABLE, RELATED PARTY

During the period ended September 30, 2020, NovAccess, Inc. Chairman and StemVax, LLC founder advanced funds to the Company for operating expenses in the amount of $24,287. As of September 30, 2020, the amount has not been reimbursed to these persons.

12.    DUE TO RELATED PARTY

During the period ended September 30, 2020, Innovest Global, Inc. advanced funds to the Company for operating expenses in the amount of $68,312. As of September 30, 2020, the amount has not been reimbursed to Innovest Global, Inc.

13.    BUSINESS TRANSITION

On June 2, 2020, the Seller (Mr. Tom Djokovich) entered into a transition service agreement, with the Buyer (Mr. Daniel G. Martin), sole owner, president and chairman of the board of TN3. Mr. Martin is also the chief executive officer of Innovest Global, Inc., a diversified industrials company. The Buyer is in the process of ceasing the XsunX business to transition to the biotechnology business (see note 14 – StemVax, LLC acquisition). XsunX discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor “the Service Provider”. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

The Seller will withdraw his position as the qualifying individual for the XsunX contractor license for the XsunX Business, and upon completion of the withdrawal, XsunX and the Seller will terminate the Transition Services Agreement. Thereafter, the Seller may accept contracts initially marketed by XsunX with the Seller as the qualifying individual for the XsunX license, without obligation to XsunX for any cash flows therefrom. The timing and procedures for the transition of the XsunX Business is governed by the Transition Services Agreement. In the event of any contradiction or discrepancy between this Agreement and the Transition Services Agreement, the terms and provisions of the Transition Services Agreement will govern.

In connection with preparing for the transition, the Company paid Solar Energy Builders, Inc, a related party, $185,300 to serve as the outside contractor for the assumption of the jobs that were started, and completed. The Company recognized the expense  for the period and  deducted the net book value of certain assets (computer and small equipment) in the amount of $2,092 against the income from discontinued operations, leaving a net amount paid of $183,208.

Also, purchase options were issued to the board of directors as discussed in Note 9 for payment of services.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

14.    STEMVAX, LLC ACQUISITION

On September 8, 2020, NovAccess Global, Inc. acquired 100% of the membership interest in StemVax, LLC (“StemVax”) from Innovest Global, Inc. StemVax is a biotechnology company developing therapies for brain tumor patients and holds a related exclusive patent license from Cedars–Sinai Medical Center (“CSMC”) for StemVax Glioblast (SVX–GB) a cancer vaccine therapy that enhances patient’s immune response against brain tumors.

NovAccess issued 7,500,000 common shares based on Sept 8, 2020 market price of $0.85 to acquire StemVax. Total consideration paid for 100% Interest is $6,375,000. The acquisition includes license fees; milestone payments; and royalty payments during clinical trials through revenue generation.

The intangible asset "the license agreement with CSMC" acquired as part of the transaction was fair valued at zero as any potential revenues from the commercialization of the license were subject to successful clinical trials and market penetration.  In addition, StemVax is in the development stage and has no projected revenue for 10 years into the future.

The transaction between NovAccess and Innovest was determined to be a related party transaction as Dan Martin, the CEO of Innovest has a controlling interest in both entities. Therefore, the assets and liabilities are carried over at book value per ASC 805-50 and the excess consideration is recorded as a deemed dividend.

Below table demonstrates allocation of purchase consideration on September 8, 2020:

	Debit	Credit
Tangible Assets Acquired
Current Assets
Wells Fargo StemVax	$5
Other Receivable	122
Total Tangible Assets	127
Assumed Liabilities
License Fees Payable		$50,402
Accrued Interest		1,073
Total Liabilities		51,475
Net Tangible Assets/Liabilities	(51,348)
Intangible Assets Acquired
Net Assets/Liabilities	(51,348)
Deemed Dividend	6,426,348
Total Net Assets Acquired	$6,375,000

15.    DISCONTINUED OPERATIONS

On June 2, 2020, the Company entered into a transition agreement, and changed their focus to a new line of business. As a result, the Company discontinued the solar business and all related operations. Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the business qualifies for presentation as a discontinued operation. Therefore, the Company has reclassified the business assets and liabilities as discontinued operations in the accompanying Balance Sheet and presented the operating results as discontinued operations in the accompanying statements of Operations and Statements of Cash Flows.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

15.    DISCONTINUED OPERATIONS (Continued)

Financial information for the Company for years ended September 30, 2019 and 2020, respectively, are presented in the following table:

	Years Ended September 30,
	2020	2019
SALES	$1,044,333	$1,608,723
COST OF GOODS SOLD	822,603	856,165

GROSS PROFIT	221,730	752,558
OPERATING EXPENSES
Depreciation expense	478	580

TOTAL OPERATING EXPENSES OF DISCONTINUED OPERATIONS	478	580

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$221,252	$751,978

	September 30,
	2020	2019
ASSETS

CURRENT ASSETS
Contract receivables of discontinued operations	-	198,083
Total Current Assets of discontinued operations	-	198,083
Net Property and Equipment of discontinued operations	-	2,570

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$200,653

LIABILITIES

CURRENT LIABILITIES
Contract liabilities of discontinued operations	-	33,138
Total Current Liabilities of discontinued operations	-	33,138

TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	-	33,138

16. RELATED PARTY TRANSACTIONS

On September 4, 2020, the Company entered into a management services agreement (the “Agreement”) with TN3, LLC. Pursuant to the Agreement, TN3 will provide NovAccess with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the Agreement is three years, with subsequent one-year renewals.

TN3 holds all of our outstanding preferred stock and is owned by Daniel G. Martin, our chief executive officer at the time of this transaction, and the sole member of our board of directors.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

17.  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of March 18, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On October 15, 2020, Dwain Irvin, PhD, MPH joined NovAccess Global Inc. as our chief executive officer, replacing Daniel G. Martin, who had been serving as interim CEO. Mr. Martin remains chairman of the board of directors. Dr. Irvin, age 53, is a published researcher and patent author. Dr. Irvin steps into the CEO role after heading the biotechnology division of Innovest Global, Inc. NovAccess acquired StemVax, LLC from Innovest on September 8, 2020.

On October 21, 2020, L. Michael Yukich joined NovAccess Global Inc. as our fractional chief financial officer, replacing Daniel G. Martin, who had been serving as interim CFO. Mr. Martin remains chairman of the board of directors.

Subsequent to the fiscal year ended September 30, 2020 11,137,850 shares of common stock were issued by the company; including 7,500,000 shares issued to Innovest Global, Inc. related to the acquisition of StemVax, LLC; 1,800,000 shares to our CEO Dwain Morris-Irvin and 200,000 shares to our CFO L. Michael Yukich for services provided; as well as additional 1,340,905 shares for investment in the Company by various private investors, and 296,945 to outside service providers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not change our accountants or have any reportable disagreements with our accountants in fiscal 2020.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, L. Michael Yukich, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of September 30, 2020. Based upon this evaluation, Messrs. Morris-Irvin and Yukich concluded that as of the period ended September 30, 2020, due to the existence of the material weakness in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Our management team, with the participation of Messrs. Morris-Irvin and Yukich, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon that evaluation, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2020 due to the existence of a material weakness in internal control over financial reporting primarily as a result of audit adjustments relating to accounting for the acquisition of StemVax. To remediate the issue, we retained an external accounting consulting firm to assist us with the review and reporting of complex and unusual transactions.

Changes in Internal Control Over Financial Reporting

Other than as reported above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2020.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Executive Officers

On June 2, 2020, Daniel G. Martin became the sole director, chairman of the board and interim chief executive and financial officer of NovAccess after acquiring all of the outstanding shares of our preferred stock from Tom Djokovich, our former president and chief executive officer. On October 15, 2020, Dwain K. Morris-Irvin, PhD, MPH joined NovAccess as our chief executive officer, replacing Mr. Martin in that role. On October 21, 2020, L. Michael Yukich joined NovAccess as our fractional chief financial officer, replacing Mr. Martin in that role. Mr. Martin remains chairman of the board of directors.

Daniel G. Martin, age 47, is a life-long entrepreneur and currently serves as the chairman of the board and chief executive officer of Innovest Global, Inc., a publicly-traded diversified industrials company and significant shareholder of NovAccess. Since launching Innovest in August 2016, he has led the company through eight acquisitions, transforming Innovest into a diversified industrial company. Mr. Martin credits his business tenacity to growing up in his father’s drugstore which required managing very low margins and critically important services. From December 2014 to January 2016, Mr. Martin served as the chief financial officer of global operations of Momentis International, where he was instrumental in stabilizing the company post-acquisition. In November 2015, he established TN3, LLC to pursue diverse investment opportunities, including the acquisition of preferred stock of Innovest. Mr. Martin has a Bachelor of Science in Business Administration from John Carrol University. Mr. Martin previously filed for bankruptcy as a result of his personal guarantee of the obligations of an unrelated company, and the bankruptcy was discharged in May 2015.

Dwain K. Morris-Irvin, PhD, MPH, age 53, is a published researcher and patent author. Dr. Irvin stepped into the CEO role at NovAccess after heading the biotechnology division of Innovest Global, Inc. NovAccess acquired StemVax, LLC from Innovest on September 8, 2020. Dr. Irvin received his PhD from the University of California, Los Angeles School of Medicine, his MPH from UCLA School of Public Health, and trained at The Wallenberg Neuroscience Center at Lund University in Lund, Sweden. He was also a professor, faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. Dr. Irvin received his PhD in Molecular & Medical Pharmacology and Developmental Neuroscience with an emphasis on neural stem cell fate and differentiation. His research focused on neural development and notch signaling in mammalian neural stem cells. He also worked as an NIH/NINDS post-doctoral fellow in Dr. Anders Bjorklund’s laboratory in Lund, Sweden. There, his focus was on research projects that investigated the potential role of cell replacement therapy for patients with Parkinson’s disease. They developed several protocols for the efficient generation of dopaminergic neurons from forebrain and ventral midbrain stem and progenitor cells. Dr. Irvin also worked as a research scientist, assistant professor, and faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. He led research investigations in the role of adaptive immunity in Parkinson’s disease. He also developed two patents in the area of immunotherapy for brain tumor patients, specifically glioblastoma multiforme (GBM). His research team focused on molecular mechanisms that impart therapeutic resistance in cancer cells, including cancer stem cells. They utilized these data to develop novel immunotherapies for brain tumor patients.

L. Michael Yukich, age 74, has extensive financial and accounting experience and for the past twenty years he has held the position of chief financial officer for both public and private companies. Mr. Yukich currently serves as interim chief financial officer for Innovest Global, Inc., a publicly-traded diversified industrials company and significant shareholder of NovAccess. Mr. Yukich served as Innovest’s CFO from August 2017 to October 2019 and rejoined the company in September 2020. Before joining Innovest, Mr. Yukich was CFO of Capital Finance Group LLC, a financial services company with an emphasis in bond financing for companies and municipalities. In addition, over his career Mr. Yukich has served in senior financial positions for Fortune 500 companies including TRW, Inc. and Eaton Corporation. Mr. Yukich is also a United States Navy veteran with tours on two naval warships. He holds a BA in business administration from the University of Mount Union and an MBA from Central Michigan University. He has been an active member and past officer and director of the Financial Executives Institute for the past twenty-two years. His community involvement includes serving as president of the Beta Iota House Corporation of Sigma Nu National fraternity, an affiliate of the University of Mount Union since 2002.

Board Committees

Because our board of directors has only one member, we do not currently have audit, compensation or other board committees, although we believe that based on his experience Mr. Martin qualifies as an “audit committee financial expert” as defined by the SEC. As our new healthcare-oriented business expands we intend to add members to our board and form appropriate committees.

Advisory Board

We have assembled a board of advisors with extensive experience in all aspects of the biopharmaceuticals industry. The advisory board provides our management team with guidance when requested providing us with the benefit of the advisors’ expertise and experience.

Renard Currie, MBA, has over 20 years’ experience as a product executive in healthcare information technology. He is currently the senior global director for Infor Inc. Since 2001, he has served as chief operating officer and vice president of product management for leading healthcare IT companies, including KnowMed, Healthvision and Quovadx. Mr. Currie’s leadership turns new ideas into profitable products through building successful cross-functional product development and management teams, fostering a culture of design-driven product development, microservices architecture and beautiful user experience. He has led the effort to develop a multi-tenant interoperability solution with infused artificial intelligence powered by InforOS. He has also led sales, marketing, product management, product development and service organizations of a cloud-based healthcare data platform start-up company. More recently, Mr. Currie’s expertise has focused on software development for successful transition of on-premise products to the cloud. His product development experience includes health interoperability, digital health, health analytics and artificial intelligence.

Laina King, Ph.D., is a management consultant, administrator, researcher, external grant reviewer and tenured professor with more than 15 years of administrative experience in the for-profit, not‐for‐profit, federal agency and academic environments. She obtained her doctoral and postdoctoral training at the University of Michigan, Harvard and the Coverdale Institute. Her past five years have been with the United States Department of Health and Human Services Food & Drug Administration (FDA/CDER & FDA/OEA) and National Institutes of Health Office of the NIH Director. Prior to these engagements, she was a senior administrator and principal investigator at Keystone Symposia on Molecular & Cellular Biology, associate academic dean and professor of pharmaceutical sciences in a college of pharmacy and a tenured professor of management at an AACSB school of business. Significant academic appointments include being a voting Member of the AMA/AAMC Liaison Committee on Medical Education (LCME), commissioner at the North Central Association of Colleges & Schools, and steering committee member of the CDC Health Disparities Institute Development Group. Her research, national presentations and publications are in the areas of organizational behavior, advanced academic mentoring and positioning, graduate education training program implementation and operational management. Dr. King has authored numerous peer reviewed articles and book chapters and has edited a three volume book series on managed care. Her consulting experience includes work with the Military District of Washington, Japan Consultant for the Department of Defense, American Council on Education and multiple health care professional credentialing agencies.

Andrew Norris, Ph.D., has a varied background in both business and the technology sectors. He is co‐founder of The Midvale Group LLC in 2002, consulting in both the technology and biotechnology sectors. Dr. Norris has also co‐founded BCN Biosciences in Pasadena California (2005), which is a privately held biotechnology company whose principal focus is in the area of oncology drug development. Dr. Norris has raised or co‐raised over $20 million in funding in the technology and biotechnology sectors. He currently serves as an officer and director at BCN Biosciences and also holds a research faculty position at the University of California Los Angeles Department of Neuropsychiatry. Dr. Norris received his PhD from UCLA School of Medicine, Department of Molecular & Medical Pharmacology and Chemistry. His research focused on synthesizing molecular inhibitors against cancer cells. He also trained in the Surgical Oncology Department at UCLA focusing his research on novel drug discovery for breast cancer patients.

Lachlan Thompson, Ph.D., is a principal research fellow at the Florey Institute for Neuroscience and Mental Health. He heads a research program dedicated to regenerative approaches to repair of the central nervous system, with a special focus on the use of pluripotent stem cells for functional reconstruction of circuitry affected in Parkinson’s disease, stroke and motor neuron disease. He has contributed more than 50 research papers on this topic in leading journals including the Journal of Neuroscience, Neurobiology of Disease, Proceedings of the National Academy of Science, Brain and Cell Reports. Dr. Thompson is a partner investigator in the Australian government’s major stem cells initiative where he sits on the committee for clinical translation and commercialization and plays an active role in contributing to policy making on the regulation of experimental stem cell therapies. He also sits on the board of the Network for European CNS Transplantation and Repair and is president of the Asia‐Pacific Association for Neural Transplantation and Repair. Dr. Thompson brings a wealth of experience in cutting‐edge technology driving pre‐clinical research in regenerative approaches to brain repair and also in understanding of the regulatory frameworks governing clinical translation and commercialization of stem cell therapies.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our directors, advisory board members and officers (including our chief executive and financial officers). Our code of ethics is reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct; (2) full and accurate disclosure in reports that we file with the SEC; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to our chief compliance officer; and (5) accountability for adherence to the code. Our code of ethics is available on our website at www.NovAccessGlobal.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on review of Forms 3 and 4 filed with the SEC we believe that all Section 16(a) filing requirements were met in fiscal 2020.

Item 11. Executive Compensation.

Executive Compensation

On June 2, 2020, Daniel G. Martin became the sole director, chairman of the board and interim chief executive and financial officer of NovAccess after acquiring all of the outstanding shares of our preferred stock from Tom Djokovich, who served as our president and chief executive officer prior to Mr. Martin joining the Company. Mr. Martin does not receive any compensation for serving as an officer or director. We did not have any executive officers other than Mr. Martin and Mr. Djokovich during fiscal 2020 or 2019. The following table summarizes information with respect to compensation earned by Mr. Djokovich for the fiscal years ended September 30, 2020 and 2019.

Name	Year	Salary	Options (1)	Other (2)	Total

Tom Djokovich	2020	$124,469	$2,500	$18,652	$145,622
	2019	$169,000	—	$18,024	$187,024

1.    On June 2, 2020, NovAccess issued to each of its former directors, including Tom Djokovich, a warrant to purchase up to 500,000 shares of the Company’s common stock for $0.01 per share (adjusted for the Company’s 1-for-1,000 reverse stock split effective August 25, 2020). The warrants were issued to compensate our former directors for serving on the Company’s board of directors without compensation in fiscal 2019. It is difficult to assess the value of the warrants given the highly limited trading in our common stock, the fact that the warrant shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019 to be $2,500 and believe that the value of each of the warrants approximates that amount. Note, however, that for the purpose of determining the fair market value of the warrants for our fiscal 2020 financial statements, we used the Black Scholes valuation model and recognized stock-based compensation expense of $399,260 related to the granting of the warrants.

2.    In addition to salary, we provided Mr. Djokovich with co-payments in the listed amounts for health insurance premiums.

We do not have an employment agreement with Mr. Martin and he does not receive any compensation for serving as an officer of the Company. Mr. Djokovich previously served as our president, chief executive officer and acting principal accounting officer, and the qualifying person for the Company’s California state contractor’s license. We did not have an employment agreement with Mr. Djokovich and he worked at the discretion of the board of directors. We relied on our former board of directors to evaluate Mr. Djokovich’s compensation.

Outstanding Equity Awards at Fiscal Year-End

On June 2, 2020, NovAccess issued to each of its former directors, including Tom Djokovich, a warrant to purchase up to 500,000 shares of the Company’s common stock for $0.01 per share (adjusted for the Company’s 1-for-1,000 reverse stock split effective August 25, 2020). All of the warrants are immediately exercisable for a period of ten years from the issuance date and expire on June 2, 2030. Mr. Djokovich has not exercised any of the warrants. The warrants were issued to compensate our former directors for serving on the Company’s board of directors without compensation in fiscal 2019.

Director Compensation

On June 2, 2020, NovAccess issued to each of its former directors (Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak) a warrant to purchase up to 500,000 shares of the Company’s common stock for $0.01 per share (adjusted for the Company’s 1-for-1,000 reverse stock split effective August 25, 2020). The warrants are exercisable for a period of ten years from the issuance date. The warrants were issued to compensate our former directors for serving on the Company’s board of directors without compensation in fiscal 2019. It is difficult to assess the value of the warrants given the highly limited trading in our common stock, the fact that the warrant shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019 to be $2,500 and believe that the value of each of the warrants approximates that amount. Note, however, that for the purpose of determining the fair market value of the warrants for our fiscal 2020 financial statements, we used the Black Scholes valuation model and recognized stock-based compensation expense of $399,260 related to the granting of the warrants.

Our directors did not receive any other compensation for serving on the board during fiscal 2020 or 2019. All directors were reimbursed for any expenses actually incurred in connection with attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our stock by each of our directors and senior executive officers, all of our directors and executive officers as a group, and each other person we know beneficially owns more than 5% of our stock. The information is as of December 31, 2020.

Unless otherwise noted, the address of each beneficial owner listed in the table is c/o NovAccess Global Inc., 8834 Mayfield Road, Suite C, Chesterland, Ohio 44026.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of stock that they beneficially own, subject to applicable community property laws. Except as indicated by the footnotes, applicable percentage ownership is based on 11,846,143 shares of common stock outstanding.

Shareholder	Shares Held	Percentage

Daniel G. Martin, Chairman of the Board (1)	250,000,000	95.5%
Dwain K. Morris-Irvin, Chief Executive Officer	1,800,000	15.2%
L. Michael Yukich, Chief Financial Officer	—	—
All Directors and Executive Officers as a Group (2)	251,800,000	96.2%

Innovest Global, Inc. 8834 Mayfield Road Chesterland, Ohio 44026	7,500,000	63.3%
Tom Djokovich, Former Chief Executive Officer (3) 65 Enterprise Aliso Viejo, California 92656	513,000	4.2%

1.    Represents shares of our common stock issuable upon the conversion of 25,000 shares of our Series B Convertible Preferred Stock, $0.01 par value per share, owned by TN3, LLC. Mr. Martin owns TN3 and is considered to be the beneficial owner of the preferred stock owned by TN3. Each share of preferred stock is convertible at the option of the holder into 10,000 shares of our common stock and entitles the holder to cast 40,000 votes on any action presented to our shareholders. The 250.0 million common shares issuable upon conversion of the preferred were added to our outstanding shares to determine Mr. Martin’s percentage. Does not include 7.5 million common shares owned by Innovest Global, Inc. Mr. Martin is a major shareholder and the chief executive officer of Innovest. Mr. Martin disclaims beneficial ownership of the shares owned by Innovest.

2.    Includes Messrs. Martin, Irvin and Yukich. Includes shares of our common stock issuable upon the conversion of preferred stock owned by TN3, LLC, a company owned by Mr. Martin.

3.    Includes 500,000 shares of our common stock issuable upon exercise of a warrant held by Mr. Djokovich, which were also included in the shares outstanding to determine Mr. Djokovich’s percentage ownership. Mr. Djokovich shares voting and dispositive power with respect to his shares with his wife.

Equity Compensation Plan Information

On June 2, 2020, we issued to each of our former directors (Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak) a warrant to purchase up to 500,000 shares of our common stock for $0.01 per share (adjusted for the 1-for-1,000 reverse stock split effective August 25, 2020). We did not have any other equity compensation plans on September 30, 2020. The following table summarizes information about our equity compensation plans at fiscal year-end.

Equity Compensation Plan Category	Shares to be Issued Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price of Outstanding Warrants	Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Plans approved by security holders	—	—	—
Plans not approved by security holders	2,000,000	$0.01	—
Total	2,000,000	$0.01	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 2, 2020, TN3, LLC, a limited liability company owned by Daniel G. Martin, purchased all of the outstanding shares of preferred stock of the Company from Tom Djokovich, our former president and chief executive officer. Upon acquiring the preferred shares, Mr. Martin became the sole director and chief executive officer of the Company. At that time our then board members, Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak, resigned as directors of the Company. After Mr. Martin joined the Company, we continued to market our current solar energy services while preparing to transition into a new business plan focused on commercializing developmental healthcare solutions in the biotechnology, medical, and health and wellness markets.

The sole member of our board directors, Daniel Martin, previously served as our interim chief executive and financial officer and is a significant shareholder. As a result, he is not considered an independent director. Because our board has only one member, we do not currently have a formal policy concerning the review and approval or ratification of transactions with directors, officers and other parties related to NovAccess. As our new healthcare-oriented business expands we intend to add members to our board and adopt a formal policy addressing transactions with related parties.

On June 2, 2020, we entered into a transition services agreement with Solar Energy Builders, Inc. (“Solar Energy”), a company controlled by Tom Djokovich. Pursuant to the agreement, we have engaged Solar Energy to service our solar business customers or refer those customers to Solar Energy on an exclusive basis. For referrals, Solar Energy will pay us a referral fee of 1% of the gross amount paid by the referred customer to Solar Energy. The agreement has a term of one year, but can be terminated before that in some instances. No referral fees were paid or accrued under this agreement in fiscal 2020.

In connection with the transition services agreement, we paid Solar Energy $185,300 to serve as the outside contractor for the assumption of the jobs that were started by the Company and completed by Solar Energy. The Company recognized the expense in cost of sales for the third quarter, and also deducted the net book value of certain assets (a computer and miscellaneous equipment) in the amount of $2,092, leaving a net amount paid of $183,208.

On June 2, 2020, we entered into a membership interest purchase agreement with Innovest Global, Inc. (“Innovest”) to acquire StemVax, LLC for 7.5 million shares of unregistered common stock. StemVax is a biotechnology company developing novel therapies for brain tumor patients and holds a related exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California known as StemVax Glioblast (SVX-GB). On September 8, 2020, we completed the transaction, issuing the shares to Innovest and acquired StemVax, which is now our wholly-owned subsidiary. The acquisition of StemVax is the first step in our transition into our new business plan focused on developmental healthcare solutions. Daniel Martin is the chief executive officer, chairman of the board and a significant shareholder of Innovest.

On September 4, 2020, we entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provides us with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement is three years, with subsequent one-year renewals. TN3 holds all of our outstanding preferred stock and is owned by Daniel Martin. No payments were due under the agreement in fiscal 2020.

On September 4, 2020, we issued 25,0000 shares of newly-authorized Series B Convertible Preferred Stock to TN3, LLC in exchange for the redemption of 5,000 shares of Series A Preferred Stock held by TN3 and acquired from Tom Djokovich. The holder of our Series A preferred stock is entitled to cast a number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action presented to the shareholders. Each share of Series B preferred entitles the holder to cast 40,000 votes on any action presented to the shareholders. As the sole holder previously of the Series A and currently the Series B preferred stock, TN3 has the ability to cast the votes necessary to approve any matter presented to the Company’s shareholders. However, the Series B preferred shares are convertible into common stock and participate in dividends and distributions on an as-converted basis, unlike the Series A preferred shares. TN3 is owned by Daniel Martin.

On September 4, 2020, TN3, LLC issued promissory notes to two private investors each for $25,000 and provided the $50,000 in note proceeds to NovAccess to fund working capital. On November 23, 2020, we issued 64,103 shares of our common stock to each of the two investors in cancellation of the TN3 promissory notes. TN3 is owned by Daniel Martin.

During fiscal 2020, we received advances of: $68,312 from Innovest; $23,802 from our chairman Daniel Martin; and $485 from our chief executive officer Dwain Morris-Irvin. The advances were used to fund operating expenses and remained outstanding in full as of September 30, 2020. Mr. Martin is the chief executive officer, chairman of the board and a significant shareholder of Innovest.

Item 14. Principal Accountant Fees and Services.

On November 18, 2019, we engaged M&K CPAS, PLLC (“M&K”) to serve as our principal independent registered public accounting firm. Prior to that, Liggett & Webb, P.A. (“L&W”) served as our principal independent registered public accounting firm.

For the fiscal year ended September 30, 2020, we paid audit fees to M&K of $28,325 for professional services for the audit of our annual financial statements included in our Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q.

For the fiscal years ended September 30, 2019, we paid audit fees to M&K of $15,000 for professional services for the audit of our annual financial statements included in our Form 10-K and to L&W of $12,000 for the review of financial statements included in our quarterly reports on Form 10-Q.

We did not pay either M&K or L&W audit-related fees, tax fees, or other fees in fiscal 2020 or 2019. Our board of directors does not currently have an audit committee, but all of the services provided by M&K and L&W were pre-approved by our board.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)         Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)

(b)         Exhibits

Exhibit	Description
3.1

Articles of Incorporation (incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000 and by reference to exhibits included with the Company’s prior Report on Form 8-K/A dated October 29, 2003)

3.2	Amendment to Articles of Incorporation for the increase to authorized shares (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated August 19, 2013)
3.3	Certificate of Designation for Preferred Shares (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated July 2, 2013)
3.4

Articles of Amendment to Articles of Incorporation dated August 25, 2020 to change the name of the Company to “NovAccess Global Inc.” and effectuate a 1-for-1,000 reverse stock split (incorporated by reference to Exhibit 3.1 to the Company’s August 25, 2020 Form 8-K)

3.5	Certificate of Designation of Series B Convertible Preferred Stock dated September 4, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s September 4, 2020 Form 8-K)
3.6	Bylaws (incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000)
10.1	2014 XsunX, Inc. Stock Option and Award Plan, dated May 20, 2014 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated May 21, 2014)
10.2	Management Services Agreement between NovAccess Global Inc. and TN3, LLC dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s September 4, 2020 Form 8-K)
10.3	Membership Interest Purchase Agreement dated June 2, 2020 between the Company and Innovest Global, Inc.
10.4	Form of Company Warrant for the Purchase of 500,000,000 Shares of Common Stock dated June 2, 2020 issued to Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak
10.5	Transition Services Agreement dated June 2, 2020 between the Company and Solar Energy Builders, Inc.
10.6	Stock Purchase Agreement among XsunX, Inc., Tom Djokovich and TN3, LLC, dated March 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s March 31, 20202 Report on Form 10-Q)
10.7

Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18-month extension to a promissory note that had become due September 30, 2015 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated January 8, 2016)

10.8

Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated November 26, 2014)

10.9

Form of Addendum extending the maturity date to April 13, 2018 for a Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated December 14, 2016)

10.10

Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated November 12, 2013)

10.11

Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q dated August 18, 2014)

10.12

Form of Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q dated May 15, 2017)

10.13

Form of Addendum extending the maturity date to May 12, 2022 for a Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated January 7, 2019)

10.14

Form of Convertible 10% Promissory Note issued on May 8, 2018, used in connection with the sale of a convertible promissory note in the amount of $25,000 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated May 14, 2018)

10.15

Form of Convertible 10% Promissory Note issued on August 6, 2018, used in connection with the sale of a convertible promissory note in the amount of $30,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed dated August 14, 2018)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — L. Michael Yukich
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

Item 16. Form 10-K Summary.

Not required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.
Date: March 29, 2021	/s/ Dwain Morris-Irvin
By Dwain Morris-Irvin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2021	/s/ Daniel G. Martin
Daniel G. Martin, Chairman of the Board

Date: March 29, 2021	/s/ Dwain Morris-Irvin
Dwain Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2021	/s/ L. Michael Yukich
L. Michael Yukich, Chief Financial Officer
(Principal Financial and Accounting Officer)