Form 10-Q
period 2020-12-31
NovAccess Global Inc.
filed 2021-05-06
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-29621

NovAccess Global Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8834 Mayfield Road, Suite C, Chesterland, Ohio 44026

(Address of principal executive offices)(Zip Code)

440-644-1027

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes       ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such  files).  ☒ Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 12,924,445 shares of common stock outstanding on April 30, 2021.

PART I — FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Cautionary Statement Concerning Forward-Looking Statements	16
Results of Operations for the First Quarter of Fiscal 2021 Ended December 31, 2020 Compared to the First Quarter of Fiscal 2020 Ended December 31, 2019	16
Liquidity and Capital Resources	17
Off-Balance Sheet Arrangements	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4. Controls and Procedures.	18
Evaluation of Disclosure Controls and Procedures	18
Changes in Internal Control Over Financial Reporting	18

PART II — OTHER INFORMATION	19
Item 1. Legal Proceedings.	19
Item 1A. Risk Factors.	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3. Defaults Upon Senior Securities.	19
Item 4. Mine Safety Disclosures.	19
Item 5. Other Information.	19
Item 6. Exhibits.	20
SIGNATURES	21

Part I — Financial Information

Item 1. Financial Statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,809	$178

TOTAL ASSETS	$7,809	$178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$217,484	$88,519
Other payable	66,894	65,304
Loan payable, related party	178	24,287
Accrued expenses and interest on notes payable	82,730	65,215
Accrued payroll	5,821	-
Deferred Compensation	177,938	-
License Fees Payable	40,402	50,402
Derivative liability	1,426,559	2,989,165
Due to related party	71,789	68,312
Convertible promissory note, related party (Note 5)	12,000	12,000
Convertible promissory notes, current portion	92,952	91,704

Total Current Liabilities	2,194,747	3,454,908

LONG TERM LIABILITIES
Convertible promissory notes	115,000	115,000

Total Long Term Liabilities	115,000	115,000

TOTAL LIABILITIES	2,309,747	3,569,908

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 25,000 and 0 shares issued and outstanding, respectively	250	250
Common stock, no par value; 2,000,000,000 authorized common shares 11,846,143 and 1,603,492 shares issued and outstanding, respectively	40,837,102	33,369,424
Additional paid in capital	5,355,398	11,710,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	5,088,324	5,088,324
Accumulated deficit	(57,793,972)	(57,949,086)

TOTAL SHAREHOLDERS' DEFICIT	(2,301,938)	(3,569,730)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,809	$178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019

OPERATING EXPENSES
Selling, general and administrative expenses	1,399,890	121,606

TOTAL OPERATING EXPENSES	1,399,890	121,606

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,399,890)	(121,606)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	1,562,605	(16,079)
Interest expense	(7,601)	(7,948)

TOTAL OTHER INCOME/(EXPENSES)	1,555,004	(24,027)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$155,114	$(145,633)

NET INCOME FROM DISCONTINUED OPERATIONS	-	43,969

NET INCOME (LOSS)	155,114	(101,664)

BASIC INCOME (LOSS) PER SHARE	$0.03	$(0.06)

DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,816,036	1,603,492
DILUTED	9,354,067	1,603,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid-in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2019	5,000	$50	-	$-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$-	$(44,752,523)	$(2,235,951)

Net (Loss)	-	-	-	-	-	-	-	-	-	(101,664)	(101,664)
Balance at December 31, 2019 (Unaudited)	5,000	$50	-	$-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$-	$(48,854,187)	$(2,337,615)

Balance at September 30, 2020	-	-	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common stock issued for StemVax Acquisition- from stock payable	-	-	-	-	7,500,000	6,375,000	(6,375,000)	-	-	-	-

Stock compensation cost	-	-	-	-	1,800,000	846,000	-	-	-	-	846,000

Common stock issued for Services	-	-	-	-	258,889	121,678	-	-	-	-	121,678

Common Stock Issued - Subscriptions	-	-	-	-	683,762	125,000	-	-	-	-	125,000

Paid in Capital - Subscriptions	-	-	-	-	-	-	20,000	-	-	-	20,000

Net Income	-	-	-	-	-	-	-	-	-	155,114	155,114
Balance at December 31, 2020 (Unaudited)	-	$-	25,000	$250	11,846,143	$40,837,102	$5,355,398	$4,210,960	$5,088,324	$(57,793,972)	$(2,301,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$155,114	$(101,664)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities

(Gain)/Loss on change in derivative liability	(1,562,606)	16,079
Stock compensation expense	846,000	-
Stock issued for services	121,678	-

Changes in Assets and Liabilities:

Prepaid expenses	-	1,902
Accounts payable	128,965	(50,490)
Other payable	1,590	-
License fees payable	(10,000)	-
Accrued expenses and interest on notes payable	18,763	1,234
Accrued payroll	5,821	-
Deferred Compensation	177,938	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - CONTINUING OPERATIONS	(116,737)	(132,939)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	342,108

NET CASH (USED IN) PROVIDED BY OPERATIONS	(116,737)	209,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	145,000	-
Due to related party	3,477	-
Payments on related party promissory notes	-	(7,200)
Payments on related party loan payable	(24,109)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	124,368	(7,200)

NET INCREASE (DECREASE) IN CASH	7,631	201,969

CASH, BEGINNING OF PERIOD	178	7,964

CASH, END OF PERIOD	$7,809	$209,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,386	$2,479
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Accrued interest capitalized into convertible note	$1,248	$1,107
Shares issued for StemVax Acquisition – from stock payable	$6,375,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Inc. (“NovAccess,” the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc.). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. In June 2020, the Company was acquired and changed its name to NovAccess Inc.

Line of Business

During the year ended September 30, 2020, the Company discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under a Transition Services Agreement with a licensed California contractor (the “Service Provider”). The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to deliver the services to customers on behalf of the Company. The Company’s solar operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the year ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. These efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ended September 30, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2020.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2020. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of NovAccess is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary StemVax, LLC. All significant inter-company accounts and transactions between these entities have been eliminated in these condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the three months ended December 31, 2020, and 2019, was $0 and $239, respectively, which is now included in the discontinued operations.

Revenue Recognition

We recognize revenue from discontinued operations when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contract Receivable

The Company previously billed its customers in accordance with contractual agreements. The agreements generally required billings to be on a progressive basis as work was completed. Credit was extended based on evaluation of clients’ financial condition and collateral was not required. The Company maintained an allowance for doubtful accounts for estimated losses that may have arose, if any customer was unable to make required payments. As of December 31 and September 30, 2020, there was no allowance for doubtful accounts.

Management previously performed a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company recorded an allowance against uncollectible items for each customer after all reasonable means of collection had been exhausted, and the potential for recovery was considered remote. The contract receivables of discontinued operations balance were $0 at December 31 and September 30, 2020.

Project Warranties

Customers in our target market of California who purchased solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The manufacturers of these major components provide the warranty directly to our customers.  In the event of a component failure the manufacturers provide replacement of the major components such as inverters and solar modules at no charge to our customer, which is an industry standard. In the event of a component failure such as an inverter the standard warranty from the supplier we use, SolarEdge, provides a twelve (12) year no-charge replacement warranty to the customer, and would also provide NovAccess or our subcontractor, with $125 compensation for labor replacement costs, should we be requested to replace an inverter or other SolarEdge components. Additionally, we employed the use of licensed subcontractors for the bulk of our installation processes, who as licensed contractors are required to warrant their work for material defects and workmanship for ten (10) years. The Company has a limited history of project installations, and in accessing the potential for warranty related costs and other allowances, we believe that our reliance on the manufacturers and subcontractor warranties would leave a limited and inconsequential cost associated with warranty claims. During the three months ended December 31, 2020 and 2019, the Company did not experience costs related to warranty claims.

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

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the effect of stock options and stock-based awards plus the assumed conversion of convertible debt (Notes 4 and 5).

	For the Three Months Ended
	December 31,
	2020	2019

Gain (Loss) to common shareholders (Numerator)	$155,114	$(101,664)

Basic weighted average number of common shares outstanding (Denominator)	5,816,036	1,603,492

Diluted weighted average number of common shares outstanding (Denominator)	9,354,067	1,603,492

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has included shares issuable from convertible debt of $219,952 for the three months ended December 31, 2020, because their impact on the income per share is dilutive.

The Company also included shares issuable from 2,000,000 options issued to compensate our former directors for serving on the board without compensation in fiscal 2019.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of December 31 and September 30, 2020. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at December 31 and September 30, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of December 31, 2020	$1,426,559	$-	$-	$1,426,559

Derivative Liability at fair value as of September 30, 2020	$2,989,165	$-	$-	$2,989,165

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2020	$2,989,165
Net Gain on change in fair value of derivative liability	(1,562,606)
Ending balance as of December 31, 2020	$1,426,559

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of ASU 2016-15, which had no effect on the Company’s financial statements.

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

In June 2018, FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2018-07, which had no effect on the Company’s financial statements.

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

3.    CAPITAL STOCK

At December 31, 2020, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

3.    CAPITAL STOCK (Continued)

Preferred Stock

At December 31, 2020 the Company had 25,000 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the Company’s then President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock may cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. Each share of Series B Preferred Stock entitles the holder to cast 40,000 votes on any action presented to the shareholders. Each share of Series B Preferred Stock converts at 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividend for Series B Preferred Stock shall be declared on an as converted basis.

Common Stock

Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

During the period ended December 31, 2020, the Company issued 10,242,651 shares of common stock. 258,889 shares were issued to various vendors for services provided; 683,762 shares were issued in relation to stock subscriptions; and 9,300,000 shares were issued to related parties (please refer to Note 13 for more details).

During the period ended December 31, 2019, the Company had no issuance of shares of common stock.

4.    CONVERTIBLE PROMISSORY NOTES

As of December 31, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$207,952
Less current portion	92,952
Total long-term liabilities	$115,000

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2021	$92,952
2022	75,000
2023	40,000
$207,952

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum, and has a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of December 31, 2020 the balance of the Note was $42,072, which includes capitalized interest for the period of $1,248. As of December 31, 2020, the Note has matured and is in default, The Company and the Holder have entered into discussions for the repayment of the Note.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.5 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. The tranches advanced on the November Note mature on June 30, 2021 and August 18, 2021. As of December 31, 2020, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note tranches mature from May 12, 2022 through December 14, 2022. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of December 31, 2020, the balance remaining on the May Note was $115,000.

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

At December 31, 2020, the fair value of the derivative liability was $1,426,559.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.08%and 0.13%
Stock volatility factor	Between 158.0% and 218.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three months ended December 31, 2020 and 2019.

	Three Months Ended
	December 31,
	2020	2019
Commercial	$-	$181,816
Residential	-	18,570
Management fees	-	-
	$-	$200,386

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset at December 31, 2020 and September 30, 2020 were $0, respectively. The contract liability at December 31, 2020 and September 30, 2020 were $0, respectively.

7.    OPTIONS

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

7.    OPTIONS (Continued)

At December 31, 2020, the weighted average remaining contractual life of options outstanding:

	December 31, 2020
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	9.58

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2020 and September 30, 2020:

	12/31/2020	9/30/2020
Trade accounts payable	$217,484	$88,519
Credit cards payable	66,894	65,304
Accrued liabilities	82,730	65,215
Accrued payroll	5,821	-
Deferred compensation	177,938	-
License Fees Payable	40,402	50,402
	591,269	269,440

9.    LOAN PAYABLE, RELATED PARTY

During the period ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of December 31, 2020, $24,109 due the chairman has been reimbursed to him with remaining balance of $178 due to the Company’s CEO.

10.    DUE TO RELATED PARTY

During the periods ended December 31, 2020, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $71,789. As of December 31, 2020, the amount has not been reimbursed to Innovest Global, Inc. Our Chairman Dan Martin is CEO of Innovest.

11.    BUSINESS TRANSITION

On June 2, 2020, in connection with TN3’s acquisition of shares of NovAccess Series B preferred stock from Tom Djokovich, our former president and chief executive officer, the Company entered into a transition services agreement (the “Services Agreement”) with Solar Energy Builders, Inc. (the “Service Provider”), a company controlled by Mr. Djokovich. The Company is in the process of ceasing the XsunX solar business to transition to the biotechnology business. The Company discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under the Transition Services Agreement with the Service Provider. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

11.    BUSINESS TRANSITION (Continued)

Mr. Djokovich withdrew his position as the qualifying individual for the Company’s contractor license for the XsunX solar business and terminated the Transition Services Agreement. Mr. Djokovich may accept contracts initially marketed by the Company with the Service Provider as the qualifying individual for the solar license, without obligation to the Company for any cash flows therefrom.

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

Financial information for the Company for the three months ended December 31, 2020 and 2019, respectively, and as of December 31 and September 30, 2020 are presented in the following table:

	For the Three Months Ended December 31,
	2020	2019
SALES	$-	$200,386
COST OF GOODS SOLD	-	156,178

GROSS PROFIT	-	44,208
OPERATING EXPENSES
Depreciation expense	-	239

TOTAL OPERATING EXPENSES OF DISCONTINUED OPERATIONS	-	239

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$43,969

	December 31,	September 30,
	2020	2020
ASSETS

CURRENT ASSETS
Contract receivables of discontinued operations	-	-
Total Current Assets of discontinued operations	-	-
Net Property and Equipment of discontinued operations	-	-

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$-

LIABILITIES

CURRENT LIABILITIES
Contract liabilities of discontinued operations	-	-
Total Current Liabilities of discontinued operations	-	-

TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$-

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2020 AND 2019

13. RELATED PARTY TRANSACTIONS

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

On November 23, 2020 the Company issued 7,500,000 shares of common stock to Innovest Global, Inc. for the September 8, 2020 acquisition of StemVax, LLC. Our Chairman Dan Martin is CEO of Innovest.

On November 23, 2020 the Company issued 1,800,000 shares of common stock to Dwain K. Morris-Irvin to compensate him for serving as our chief executive officer. The stock-based compensation expense in the amount of $846,000 was reported on the Company’s financial statements for the three months ended December 31, 2020.

On October 21, 2020, L. Michael Yukich joined the Company as chief financial officer. His offer letter provides for the issuance of 200,000 shares of common stock to compensate him for his services. These shares were subsequently issued by the Company’s transfer agent on January 19, 2021. The stock-based compensation expense in the amount of $90,000 was accrued in the Company’s financial statements for the three months ended December 31, 2020.

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 6, 2021, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Subsequent to the fiscal quarter ended December 31, 2020, 1,078,302 shares of common stock were issued by the Company; including 200,000 shares to our CFO L. Michael Yukich for services provided; as well as additional 821,246 shares for investment in the Company by various private investors, and 57,056 to outside service providers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors of our Form 10-K for the fiscal year ended September 30, 2020.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the factors described in other documents that NovAccess files from time to time with the SEC.

Results of Operations for the First Quarter of Fiscal 2021 Ended December 31, 2020 Compared to the First Quarter of Fiscal 2020 Ended December 31, 2019

Revenue and Cost of Sales:

The Company generated no revenue for the first quarter of fiscal 2021 ended December 31, 2020 compared to $200,386 for the first quarter of fiscal 2020 ended December 31, 2019. The lack of revenue in the first quarter of 2021 was due to our change in focus from selling commercial solar systems and steel canopy construction services to investing in the biotechnology industry following our acquisition of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients, in September 2020. The costs of goods sold in the first quarter of 2021 was $156,178.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements — Discontinued Operations, we have determined that the business qualifies for presentation as a discontinued operation. Therefore, we have reclassified and presented the operating results as discontinued operations in the accompanying statements of operations.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $1,278,284 during first quarter of fiscal 2021 to $1,399,890 as compared to $121,606 for first quarter of fiscal 2020. The increase in SG&A expenses was related primarily to the Company recognizing $936,000 in stock compensation expense in connection with the issuance of stock to our chief executive officer and grant of shares to our chief financial officer for services rendered, as well as an increase of $153,920 in professional fees due to our fundraising and other investors related activities.

Other Income/(Expenses):

Other income/(expenses) increased by $1,579,031 from other expense of $24,027 for the first quarter of fiscal 2020 to other income of $1,555,004 for first quarter of fiscal 2021. The increase in net total other income was primarily due to recognition of a gain on net change in fair market value of the derivative instruments of $1,562,605 in the first quarter of 2021 compared to a loss of $16,079 recognized in the first quarter of 2020.

Net Loss:

For the first quarter of fiscal 2021, our net income was $155,114 as compared to a net loss of $101,644 (net of $43,969 income from discontinued operations) for the first quarter of fiscal 2020. The majority of the increase in net income of $256,778 was due to an increase in other income associated with the net change in derivative instruments estimated each period partially offset by an increase in SG&A expenses in 2021. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2020 of $2,202,556, compared to a working capital deficit of $3,455,086 as of September 30, 2020. The decrease of $1,252,530 in working capital deficit was primarily the result of a decrease in derivative liability and increase in cash partially offset by an increase in accounts payable, accrued expenses, and deferred compensation.

For the first quarter of fiscal 2021, our cash flow used by operating activities was $116,737, compared to cash flow provided by operating activities of $209,169 for first quarter of fiscal 2020. Out of these amounts, $116,737 and $132,939 was used by continuing operating activities in the first quarter of 2021 and 2020, respectively. The balance of $342,108 was provided by discontinued operating activities in the first quarter of 2020. The net decrease of $325,906 in cash flow provided by operating activities was primarily due to changes in assets and liabilities and lack of revenue in the first quarter of 2021.

There was no cash flow provided by/(used in) investing activities for the first quarter of fiscal 2021 or 2020.

Cash flow provided by financing activities was $124,368 for the first quarter of fiscal 2021, compared to cash used by financing activities of $7,200 during the first quarter of 2020. The increase in cash flow provided by financing activities was primarily the result of stock subscriptions sold to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because NovAccess is a “smaller reporting company” as defined by the Securities and Exchange Commission (the “SEC”) we are not required to provide quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, L. Michael Yukich, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of December 31, 2020. Based upon this evaluation, Messrs. Morris-Irvin and Yukich concluded that due to the existence of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting, defined under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Our management team, with the participation of Messrs. Morris-Irvin and Yukich, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon that evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the existence of a material weakness in internal control over financial reporting primarily as a result of adjustments identified in the quarterly review.

On October 21, 2020, L. Michael Yukich joined NovAccess as our fractional chief financial officer, replacing Daniel G. Martin, who had been serving as interim CFO. Also in the quarter ended December 31, 2020, to strengthen our internal control over financial reporting we retained an external accounting consulting firm to assist us with the review and reporting of our financial results. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings.

We are not involved in any legal proceedings.

Item 1A. Risk Factors.

Please refer to the risk factors listed under Item 1A. Risk Factors of our Form 10-K for the fiscal year ended September 30, 2020 for information relating to certain risk factors applicable to NovAccess.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end of December 31, 2020, we issued 2,742,651 unregistered shares of our common stock that were not previously reported on Form 8-K for capital raising and compensatory purposes as described in more detail below.

On November 23, 2020, we issued 1.8 million unregistered shares of our common shares to Dwain K. Morris-Irvin to compensate him for serving as our chief executive officer. The issuance of shares to Dr. Irvin was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

On November 23, 2020, we issued 250,000 unregistered shares of our common shares to the Chesapeake Group Inc. for investor relations services provided to NovAccess. On November 23, 2020, we issued 8,889 of our unregistered shares to Satya Chillara, an employee of Darrow Associates, for investor relations services provided to NovAccess. The issuances of shares to Chesapeake and Ms. Chillara were exempt from registration under Section 4(a)(2) of the Securities Act.

On September 4, 2020, TN3, LLC, a limited liability company owned by our chairman Daniel G. Martin, issued promissory notes to two private investors each for $25,000 and provided the $50,000 in note proceeds to NovAccess to fund working capital. On November 23, 2020, we issued 64,103 unregistered common shares to each of the two investors in cancellation the TN3 promissory notes. The issuance of shares in cancellation of the notes was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.

During the quarter end of December 31, 2020, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. We sold 500,000 shares to an investor in November for $50,000 and 55,556 shares to Dr. Elaine King Miller, a member of our advisory board, in December for $25,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(a) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

On October 20, 2015, we entered into a third extension of a promissory note issued to Gemini Master Fund, Ltd. on September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 was paid in full by March 30, 2017. The note bears interest at 12% per year, and is convertible by the holder into shares of our common stock at a per share conversion price of 60% of the lowest volume weighted average price of our stock occurring during the twenty trading days preceding the conversion date. As of December 31, 2020, the note was in default and had a remaining balance of $42,072, which includes capitalized interest for the quarter of $1,247. We are engaged in discussions with the holder of the note regarding payments terms.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

The issuances of unregistered shares of our common stock during the quarter ended December 31, 2020 described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds above were required to be reported on Form 8-K. We have disclosed on Form 8-K all other reportable events that occurred in the quarter ended December 31, 2020.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — L. Michael Yukich
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at December 31, 2020 and September 30, 2020,

(ii) the Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2020 and December 31, 2019,

(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three Months Ended December 31, 2020 and 2019,

(iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2020 and December 31, 2019, and

(v) Related Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovAccess Global Inc.

Date: May 6, 2021	/s/ Dwain K. Morris-Irvin
Dwain K. Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ L. Michael Yukich
L. Michael Yukich, Chief Financial Officer
(Principal Financial and Accounting Officer)