Form 10-Q
period 2021-03-31
NovAccess Global Inc.
filed 2021-05-20
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 13,328,120 shares of common stock outstanding on May 19, 2021.

Part I — Financial Information

Item 1. Financial Statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$21,998	$178

TOTAL ASSETS	$21,998	$178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$251,829	$88,519
Other payable	66,894	65,304
Accrued expenses and interest on notes payable	95,709	65,215
Accrued payroll	23,290	-
Deferred Compensation	120,508	-
License Fees Payable	40,402	50,402
Derivative liability	1,809,098	2,989,165
Due to related party	74,940	68,312
Loan payable, related party	25,000	24,287
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes, current portion	94,209	91,704

Total Current Liabilities	2,613,879	3,454,908

LONG TERM LIABILITIES
Convertible promissory notes	115,000	115,000

Total Long Term Liabilities	115,000	115,000

TOTAL LIABILITIES	2,728,879	3,569,908

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 25,000 and 0 shares issued and outstanding, respectively	250	250
Common stock, no par value; 2,000,000,000 authorized common shares 12,856,342 and 1,603,492 shares issued and outstanding, respectively	41,121,365	33,369,424
Additional paid in capital	5,335,398	11,710,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	5,088,324	5,088,324
Accumulated deficit	(58,463,178)	(57,949,086)

TOTAL SHAREHOLDERS' DEFICIT	(2,706,881)	(3,569,730)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$21,998	$178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

OPERATING EXPENSES
Selling, general and administrative expenses	281,320	139,203	1,681,210	260,809
Depreciation and amortization expense	-	-	-	-

TOTAL OPERATING EXPENSES	281,320	139,203	1,681,210	260,809

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(281,320)	(139,203)	(1,681,210)	(260,809)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	(382,538)	(59,458)	1,180,067	(75,537)
Interest expense	(5,348)	(7,604)	(12,949)	(15,552)

TOTAL OTHER INCOME/(EXPENSES)	(387,886)	(67,062)	1,167,118	(91,089)

NET (LOSS) FROM CONTINUING OPERATIONS	$(669,206)	$(206,265)	$(514,092)	$(351,898)

NET INCOME FROM DISCONTINUED OPERATIONS	-	244,808	-	288,777

NET INCOME (LOSS)	(669,206)	38,543	(514,092)	(63,121)

BASIC INCOME (LOSS) PER SHARE	$(0.05)	$0.00	$(0.06)	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$(0.05)	$0.00	$(0.06)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	12,455,164	1,601,888	9,099,121	1,601,888
DILUTED	12,455,164	6,078,866	9,099,121	1,601,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

SIX MONTHS ENDED MARCH 31, 2020

								Stock Options/	Paid in
	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in	Warrants Paid in	Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2019	5,000	$50	-	-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$-	$(44,752,523)	$(2,235,951)

Net Loss	-	-	-	-	-	-	-	-	-	(63,121)	(63,121)
Balance at March 31, 2020	5,000	$50	-	$-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$-	$44,815,644)	$(2,299,072)

SIX MONTHS ENDED MARCH 31, 2021

								Stock Options/	Paid in
	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in	Warrants Paid in	Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2020	-	$-	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common stock issued for StemVax Acquisition - from stock payable	-	-	-	-	7,500,000	6,375,000	(6,375,000)	-	-	-	-

Stock compensation cost	-	-	-	-	2,000,000	936,000	-	-	-	-	936,000

Common stock issued for Services	-	-	-	-	311,945	145,941	-	-	-	-	145,941

Common Stock Issued - Subscriptions	-	-	-	-	1,440,905	295,000	-	-	-	-	295,000

Net Loss	-	-	-	-	-	-	-	-	-	(514,092)	(514,092)
Balance at March 31, 2021 (Unaudited)	-	$-	25,000	$250	12,856,342	$41,121,365	$5,335,398	$4,210,960	$5,088,324	$(58,463,178)	$(2,706,881)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	For the Six Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(514,092)	$(63,121)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain)/Loss on change in derivative liability	(1,180,067)	75,537
Stock compensation expense	936,000	-
Stock issued for services	145,941	-

Changes in Assets and Liabilities:
Prepaid expenses	-	3,805
Accounts payable	163,310	(42,942)
Other payable	1,590	-
License fees payable	(10,000)	-
Accrued expenses and interest on notes payable	32,999	(1,761)
Accrued payroll	23,290	-
Deferred Compensation	120,508	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - CONTINUING OPERATIONS	(280,521)	(28,482)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	140,134

NET CASH (USED IN) PROVIDED BY OPERATIONS	(280,521)	111,652

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	295,000	-
Due to related party	6,628	-
Payments on related party promissory notes	-	(7,200)
Proceeds from a related party loan	25,000	-
Payments on related party loan payable	(24,287)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	302,341	(7,200)

NET INCREASE (DECREASE) IN CASH	21,820	104,452

CASH, BEGINNING OF PERIOD	178	7,964

CASH, END OF PERIOD	$21,998	$112,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,386	$4,840
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Accrued interest capitalized into convertible note	$2,505	$2,235
Shares issued for StemVax Acquisition – from stock payable	$6,375,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Inc. (“NovAccess,” the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc. The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. In June 2020, the Company was acquired and changed its name to NovAccess Inc.

Line of Business

During the year ended September 30, 2020, the Company discontinued its direct delivery method for its solar contracting operations. Also, during the year ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. These efforts are ongoing. There can be no assurance that the Company’s efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended September 30, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2020.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2021. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

MARCH 31, 2021 AND 2020

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense for the three months ended March 31, 2021, and 2020, was $0 and $239, respectively. The depreciation expense for the six months ended March 31, 2021, and 2020, was $0 and $478, respectively. Depreciation expense is now included in the discontinued operations.

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

MARCH 31, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contract Receivable

The Company previously billed its customers in accordance with contractual agreements. The agreements generally required billings to be on a progressive basis as work was completed. Credit was extended based on evaluation of clients’ financial condition and collateral was not required. The Company maintained an allowance for doubtful accounts for estimated losses that may have arose, if any customer was unable to make required payments. As of March 31, 2021 and September 30, 2020, there was no allowance for doubtful accounts.

Management previously performed a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company recorded an allowance against uncollectible items for each customer after all reasonable means of collection had been exhausted, and the potential for recovery was considered remote. The contract receivables of discontinued operations balance were $0 at March 31, 2021 and September 30, 2020.

Project Warranties

Customers in our target market of California who purchased solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The manufacturers of these major components provide the warranty directly to our customers.  In the event of a component failure the manufacturers provide replacement of the major components such as inverters and solar modules at no charge to our customer, which is an industry standard. In the event of a component failure such as an inverter the standard warranty from the supplier we use, SolarEdge, provides a twelve (12) year no-charge replacement warranty to the customer, and would also provide NovAccess or our subcontractor, with $125 compensation for labor replacement costs, should we be requested to replace an inverter or other SolarEdge components. Additionally, we employed the use of licensed subcontractors for the bulk of our installation processes, who as licensed contractors are required to warrant their work for material defects and workmanship for ten (10) years. The Company has a limited history of project installations, and in accessing the potential for warranty related costs and other allowances, we believe that our reliance on the manufacturers and subcontractor warranties would leave a limited and inconsequential cost associated with warranty claims. During the six months ended March 31, 2021 and 2020, the Company did not experience costs related to warranty claims.

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

	For the three months ended		For the six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Gain (Loss) to common shareholders (Numerator)	$(669,206)	$38,543	$(514,092)	$(63,121)

Basic weighted average number of common shares outstanding (Denominator)	12,455,164	1,601,888	9,099,121	1,601,888

Diluted weighted average number of common shares outstanding (Denominator)	12,455,164	6,078,866	9,099,121	1,601,888

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has included shares issuable from convertible debt of $221,209 for the three months ended March 31, 2020, because their impact on the income per share is dilutive.

The Company also included shares issuable from 2,000,000 options issued to compensate our former directors for serving on the board without compensation in fiscal 2019.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of March 31, 2021 and September 30, 2020. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at March 31, 2021 and September 30, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-
Liabilities:

Derivative Liability at fair value as of March 31, 2021	$1,809,098	$-	$-	$1,809,098

Derivative Liability at fair value as of September 30, 2020	$2,989,165	$-	$-	$2,989,165

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2020	$2,989,165
Net Gain on change in fair value of derivative liability	(1,180,067)
Ending balance as of March 31, 2021	$1,809,098

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of ASU 2016-15, which had no effect on the Company’s financial statements.

In August 2017, FASB issued ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12, which had no effect on the Company’s financial statements.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

3.    CAPITAL STOCK

At March 31, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

At March 31, 2021 the Company had 25,000 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the Company’s then President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock may cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. Each share of Series B Preferred Stock entitles the holder to cast 40,000 votes on any action presented to the shareholders. Each share of Series B Preferred Stock converts at 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividend for Series B Preferred Stock shall be declared on an as converted basis.

Common Stock

Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

During the six months ended March 31, 2021, the Company issued 11,252,850 shares of common stock. For an expense of  $145,941 based on the closing market value on grant date 311,945 shares were issued to various vendors for services provided; 1,440,905 shares were issued in relation to stock subscriptions for net proceeds of $295,000; and 9,500,000 shares were issued to related parties for services and expense at $936,000 based upon the closing market value on grant date (please refer to Note 13 for more details).

During the period ended March 31, 2020, the Company had no issuance of shares of common stock.

4.    CONVERTIBLE PROMISSORY NOTES

As of March 31, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$209,209
Less current portion	94,209
Total long-term liabilities	$115,000

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2021	$94,209
2022	75,000
2023	40,000
$209,209

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum and has a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of March 31, 2021the balance of the Note was $43,329, which includes capitalized interest for the period of $2,505. As of March 31, 2021, the Note has matured and is in default. On May 11, 2021, the Lender has agreed to convert the outstanding principal and interest into shares of our common stock pursuant to the terms of the note.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.5 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. The tranches advanced on the November Note mature on June 30, 2021 and August 18, 2021. As of March 31, 2021, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Lender may pay additional consideration at the Lenders discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the Lender may extend the maturity date to sixty (60) months. The May Note tranches mature from May 12, 2022 through December 14, 2022. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of March 31, 2021, the balance remaining on the May Note was $115,000.

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

At March 31, 2021, the fair value of the derivative liability was $1,809,098.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.01%and 0.16%
Stock volatility factor	Between 191.0% and 375.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5.    CONVERTIBLE PROMISSORY NOTES – RELATED PARTY

Issuance of Convertible Promissory Notes for Services to Related Party

As of March 31, 2016, Company issued the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.5 per share. The Note matured on October 1, 2015 and bore a one-time interest charge of $1,200, which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued. The convertible note has a fixed settlement provision and does not qualify as a derivative.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Commercial	$-	$598,246	$-	$780,062
Residential	-	$27,390	-	45,960
	$-	$625,636	$-	$826,022

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset at March 31, 2021 and September 30, 2020 were $0. The contract liability at March 31, 2021 and September 30, 2020 were $0.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

7.    OPTIONS

On June 2, 2020, the Company issued 2,000,000,000 options to purchase common stock. These options will be exercisable on a cashless basis for a period of ten years from the effective date of the one-for-1,000 reverse stock split at an exercise price of $0.00001 per share on a pre-stock split basis. The number of options on the post stock split basis is 2,000,000, and the exercise price of $0.01 per share. The purpose of the options is to compensate our directors for serving on the board without compensation in fiscal 2019. It is difficult to assess the value of the options given the highly limited trading in our common stock, the fact that the options shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans.

At March 31, 2021, the weighted average remaining contractual life of options outstanding:

	March 31, 2021
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	9.17

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2021 and September 30, 2020:

	3/31/2021	9/30/2020
Trade accounts payable	$251,829	$88,519
Credit cards payable	66,894	65,304
Accrued liabilities	95,709	65,215
Accrued payroll	23,290	-
Deferred compensation	120,508	-
License Fees Payable	40,402	50,402
	598,632	269,440

9.    LOAN PAYABLE, RELATED PARTY

During the period ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of March 31, 2021, these balances have been reimbursed.

On March 30, 2021 the Company issued an unsecured promissory note to Innovest Global, Inc. with a principal and waived interest in the amount of $25,000. Our Chairman Dan Martin is CEO of Innovest.

10.    DUE TO RELATED PARTY

During the periods ended March 31, 2021, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $74,940. As of March 31, 2021, the amount has not been reimbursed to Innovest Global, Inc. Our Chairman Dan Martin is CEO of Innovest.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

11.    BUSINESS TRANSITION

On June 2, 2020, in connection with TN3’s acquisition of shares of NovAccess Series B preferred stock from Tom Djokovich, our former president and chief executive officer, the Company entered into a transition services agreement (the “Services Agreement”) with Solar Energy Builders, Inc. (the “Service Provider”), a company controlled by Mr. Djokovich. The Company has exited the XsunX solar business to transition to the biotechnology business. The Company discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under the Transition Services Agreement with the Service Provider. The Company’s intent is to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. The Company’s operations in future periods will be focused on generating a referral fee of 1% of any gross sales generated through these referrals. We anticipate that this change in operations, and delivery method, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Mr. Djokovich withdrew his position as the qualifying individual for the Company’s contractor license for the XsunX solar business and terminated the Transition Services Agreement. Mr. Djokovich may accept contracts initially marketed by the Company with the Service Provider as the qualifying individual for the solar license, without obligation to the Company for any cash flows therefrom.

12.    DISCONTINUED OPERATIONS

Financial information for the Company for the three and six months ended March 31, 2021 and 2020, respectively, and as of March 31, 2021 and September 30, 2020 are presented in the following table:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020

SALES	$-	$625,636	$-	$826,022

COST OF GOODS SOLD	-	380,589	-	536,767

GROSS PROFIT	-	245,047	-	289,255

OPERATING EXPENSES

Depreciation expense	-	239	-	478

TOTAL OPERATING EXPENSES OF DISCONTINUED OPERATIONS	-	239	-	478

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$244,808	$-	$288,777

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

12.    DISCONTINUED OPERATIONS (Continued)

	March 31,	September 30,
	2021	2020
ASSETS

CURRENT ASSETS

Contract receivables of discontinued operations	$-	$-

Total Current Assets of discontinued operations	-	-

Net Property and Equipment of discontinued operations	-	-

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$-

LIABILITIES

CURRENT LIABILITIES

Contract liabilities of discontinued operations	-	-

Total Current Liabilities of discontinued operations	-	-

TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$-

13. RELATED PARTY TRANSACTIONS

As of March 31, 2016, Company issued the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.5 per share. The Note matured on October 1, 2015 and bore a one-time interest charge of $1,200, which was applied to the principal on October 1, 2014.

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

On November 23, 2020 the Company issued 1,800,000 shares of common stock to Dwain K. Morris-Irvin to compensate him for serving as our chief executive officer. The stock-based compensation expense in the amount of $846,000 was reported on the Company’s financial statements for the six months ended March 31, 2021.

On October 21, 2020, L. Michael Yukich joined the Company as chief financial officer. His offer letter provides for the issuance of 200,000 shares of common stock to compensate him for his services. These shares were issued by the Company’s transfer agent on January 19, 2021. The stock-based compensation expense in the amount of $90,000 was reported in the Company’s financial statements for the six months ended March 31, 2021.

During the period ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of March 31, 2021, these balances have been reimbursed.

On March 30, 2021 the Company issued an unsecured promissory note to Innovest Global, Inc. with a principal and waived interest in the amount of $25,000. Our Chairman Dan Martin is CEO of Innovest.

During the periods ended March 31, 2021, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $74,940. As of March 31, 2021, the amount has not been reimbursed to Innovest Global, Inc.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2021 AND 2020

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 19, 2021, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Subsequent to the fiscal quarter ended March 31, 2021, 471,778 shares of common stock were issued by the Company, including 200,000 shares for investment in the Company by various private investors, and 271,778 to outside service providers.

On May 11, 2021, the holder of a convertible note with a balance as of March 31, 2021 of $43,329 has agreed to convert the outstanding principal and interest into shares of our common stock pursuant to the terms of the note.

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. You should carefully review the factors described in other documents that NovAccess files from time to time with the SEC.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue and Cost of Sales:

The Company generated no revenue for the second quarter of fiscal 2021 ended March 31, 2021 compared to $625,636 for the second quarter of fiscal 2020 ended March 31, 2020. The lack of revenue in the second quarter of 2021 was due to our change in focus from selling commercial solar systems and steel canopy construction services to investing in the biotechnology industry following our acquisition of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients, in September 2020. The costs of goods sold in the second quarter of 2021 and 2020 was $0 and $380,589, respectively.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements — Discontinued Operations, we have determined that the Company’s solar business qualifies for presentation as a discontinued operation. Therefore, we have reclassified and presented these operating results as discontinued operations in the accompanying statements of operations.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $142,117 during the second quarter of fiscal 2021 to $281,319 as compared to $139,203 for the second quarter of fiscal 2020. The increase in SG&A expenses was related primarily to an increase of $52,146 in professional fees due to our fundraising and other investor related activities and $89,971 in outside services expense incurred in the second quarter of 2021.

Other Income/(Expenses):

Other expenses increased by $320,825 from $67,062 for the second quarter of fiscal 2020 to $387,887 for second quarter of fiscal 2021. The increase in other expenses was primarily due to recognition of a loss on net change in fair market value of the derivative instruments of $382,539 in the second quarter of 2021 compared to a loss of $59,458 recognized in the second quarter of 2020.

Net Loss:

For the second quarter of fiscal 2021, our net loss was $669,206 as compared to net income of $38,543 (net of $244,808 income from discontinued operations) for the second quarter of fiscal 2020. The majority of the increase in net loss of $707,749 was due to an increase in other expenses associated with the net change in derivative instruments estimated each period and by an increase in SG&A expenses in 2021. The derivative instruments estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period. As a result, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Revenue and Cost of Sales:

The Company generated no revenue for the six months ended March 31, 2021 compared to $826,022 for the six months ended March 31, 2020. The lack of revenue in the first half of 2021 was due to our change in focus from selling commercial solar systems and steel canopy construction services to investing in the biotechnology industry following our acquisition of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients, in September 2020. The costs of goods sold for the six months ended March 31, 2021 and 2020 was $0 and $536,767, respectively.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements — Discontinued Operations, we have determined that the Company’s solar business qualifies for presentation as a discontinued operation. Therefore, we have reclassified and presented these operating results as discontinued operations in the accompanying statements of operations.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $1,420,401 during the six months ended March 31, 2021 to $1,681,210 as compared to $260,809 for the first half of 2021. The increase in SG&A expenses was related primarily to the Company recognizing $936,000 in stock compensation expense in connection with the issuance of stock to our chief executive officer and chief financial officer for services rendered; an increase of $206,066 in professional fees due to our fundraising and other investors related activities; $190,000 in outside services expense incurred during the first half of 2021; as well as a $78,471 increase in payroll related expenses.

Other Income/(Expenses):

Other income/(expenses) increased by $1,258,207 from other expense of $91,089 for the six months ended March 31, 2020 to other income of $1,167,118 for first half of 2021. The increase in net total other income was primarily due to recognition of a gain on net change in fair market value of the derivative instruments of $1,180,067 in the first half of 2021 compared to a loss of $75,537 recognized in 2020.

Net Loss:

For the six months ended March 31, 2021, our net loss was $514,092 as compared to a net loss of $63,121 (net of $288,777 income from discontinued operations) for the first half of 2020. The majority of the increase in net loss of $450,971 was due to an increase in SG&A expenses in 2021 partially offset by an increase in other income associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period. As a result, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2021 of $2,591,881, compared to a working capital deficit of $3,454,730 as of September 30, 2020. The decrease of $862,849 in working capital deficit was primarily the result of a decrease in derivative liability and increase in cash partially offset by an increase in accounts payable, accrued expenses, and deferred compensation.

For the six months ended March 31, 2021, our cash flow used by operating activities was $280,521, compared to cash flow provided by operating activities of $111,652 for first half of 2020. Out of these amounts, $280,521 and $28,482 was used by continuing operating activities in the first half of 2021 and 2020, respectively. The balance of $140,134 was provided by discontinued operating activities in 2020. The net decrease of $392,173 in cash flow provided by operating activities was primarily due to changes in assets and liabilities and lack of revenue in 2021.

There was no cash flow provided by/(used in) investing activities for the six months ended March 31, 2021 or 2020.

Cash flow provided by financing activities was $302,341 for the six months ended March 31, 2021, compared to cash used by financing activities of $7,200 during the first half of 2020. The increase in cash flow provided by financing activities was primarily the result of stock subscriptions sold to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, L. Michael Yukich, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of March 31, 2021. Based upon this evaluation, Messrs. Morris-Irvin and Yukich concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end of March 31, 2021, we issued 1,010,199 unregistered shares of our common stock that were not previously reported on Form 8-K for capital raising and compensatory purposes as described in more detail below.

On January 19, 2021, we issued 200,000 unregistered shares of our common stock to L. Michael Yukich to compensate him for serving as our chief financial officer. On February 24, 2021, we issued 2,500 unregistered shares to Dr. Elaine King Miller, a member of our advisory board, for her advisory services provide to NovAccess. On March 24, 2021, we issued 5,000 unregistered shares to each of Mr. Renard Currie, Dr. Andrew Norris and Dr. Lachlan Thompson, members of our advisory board, for their advisory services provide to NovAccess. The issuances of shares to our management team were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

On each of January 8, 2021, January 28, January 29 and March 4, 2021, we issued 8,889 of our unregistered shares to Satya Chillara, an employee of Darrow Associates, for investor relations services provided to NovAccess for the months of December 2020 and January, February and March 2021. The issuances of shares to Ms. Chillara were exempt from registration under Section 4(a)(2) of the Securities Act.

During the quarter ended March 31, 2021, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. We sold 757,143 shares to five investors during the quarter at prices ranging from $0.20 to $0.35 a share for a total of $170,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

On October 20, 2015, we entered into a third extension of a promissory note issued to Gemini Master Fund, Ltd. on September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 was paid in full by March 30, 2017. The note bears interest at 12% per year, and is convertible by the holder into shares of our common stock at a per share conversion price of 60% of the lowest volume weighted average price of our stock occurring during the twenty trading days preceding the conversion date. As of March 31, 2021, the note was in default and had a remaining balance of $43,329, which includes capitalized interest for the quarter of $1,257. Gemini has agreed to convert the outstanding principal and interest into shares of our common stock pursuant to the terms of the note.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

On March 30, 2021, we entered into a loan agreement with Innovest Global, Inc. in connection with $25,000 loaned by Innovest to NovAccess. The loan is due upon demand. Our chairman Daniel G. Martin is the CEO and chairman of Innovest. The Innovest loan agreement and issuances of unregistered shares of our common stock during the quarter ended March 31, 2020 described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds above were required to be reported on Form 8-K. We have disclosed on Form 8-K all other reportable events that occurred in the quarter ended March 31, 2021.

Item 6. Exhibits.

Exhibit	Description
10.1	Loan Agreement for $25,000 between NovAccess Global Inc. and Innovest Global, Inc. dated March 30, 2020
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — L. Michael Yukich
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at March 31, 2021 and September 30, 2020,

(ii) the Condensed Consolidated Statements of Operations for the Three and Six months Ended March 31, 2021 and March 31, 2020,

(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Six Months Ended March 31, 2021 and 2020,

(iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2021 and March 31, 2020, and

(v) related notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovAccess Global Inc.

Date: May 19, 2021	/s/ Dwain K. Morris-Irvin
Dwain K. Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2021	/s/ L. Michael Yukich
L. Michael Yukich, Chief Financial Officer
(Principal Financial and Accounting Officer)