Form 10-Q
period 2021-06-30
NovAccess Global Inc.
filed 2021-08-13
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 13,511,252 shares of common stock outstanding on August 12, 2021.

Part I — Financial Information

Item 1. Financial Statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,594	$178
Employee advances	2,107	-
Prepaid expenses	22,024	-

TOTAL ASSETS	$25,725	$178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$374,849	$88,519
Other payable	66,894	65,304
Accrued expenses and interest on notes payable	84,867	65,215
Accrued payroll	14,429	-
Deferred Compensation	174,663	-
License Fees Payable	40,402	50,402
Derivative liability	3,449,667	2,989,165
Due to related party	79,771	68,312
Loan payable, related party	20,000	24,287
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes net of unamortized portions of debt discount of $50,482 and $0 and debt issuance costs of $3,208 and $0, current portion	1,810	91,704

Total Current Liabilities	4,319,352	3,454,908

LONG TERM LIABILITIES
Convertible promissory notes	165,880	115,000

Total Long Term Liabilities	165,880	115,000

TOTAL LIABILITIES	4,485,232	3,569,908

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 25,000 and 25,000 shares issued and outstanding, respectively	250	250
Common stock, no par value; 2,000,000,000 authorized common shares 13,511,252 and 1,603,492 shares issued and outstanding, respectively	41,441,001	33,369,424
Additional paid in capital	5,360,398	11,710,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	5,088,324	5,088,324
Accumulated deficit	(60,560,440)	(57,949,086)

TOTAL SHAREHOLDERS' DEFICIT	(4,459,507)	(3,569,730)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$25,725	$178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

SALES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	501,492	489,873	2,182,702	750,682

TOTAL OPERATING EXPENSES	501,492	489,873	2,182,702	750,682

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(501,492)	(489,873)	(2,182,702)	(750,682)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	(1,585,069)	1,272,932	(405,002)	1,197,395
Interest expense	(10,701)	(7,433)	(23,650)	(22,985)

TOTAL OTHER INCOME/(EXPENSES)	(1,595,770)	1,265,499	(428,652)	1,174,410

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(2,097,262)	$775,626	$(2,611,354)	$423,728

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(67,525)	-	221,252

NET INCOME (LOSS)	(2,097,262)	708,101	(2,611,354)	644,980

BASIC INCOME (LOSS) PER SHARE	$(0.16)	$0.44	$(0.25)	$0.40

DILUTED INCOME (LOSS) PER SHARE	$(0.16)	$0.12	$(0.25)	$0.11

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	13,085,646	1,601,888	10,397,784	1,601,888
DILUTED	13,085,646	6,078,866	10,397,784	6,078,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

NINE MONTHS ENDED JUNE 30, 2020
								Stock Options/	Paid in
	Preferred Stock,		Preferred Stock,				Additional	Warrants	Capital,
	Class A		Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2019	5,000	$50	-	-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$-	$(44,752,523)	$(2,235,951)

Stock compensation cost, options	-	-	-	-	-	-	-	399,259	-	-	399,259

Net Income	-	-	-	-	-	-	-	-	-	644,980	644,980
Balance at June 30, 2020	5,000	$50	-	$-	1,601,888	$33,369,424	$5,335,398	$4,210,959	$-	$(44,107,543)	$(1,191,712)

NINE MONTHS ENDED JUNE 30, 2021 (Unaudited)
								Stock Options/	Paid in
	Preferred Stock,		Preferred Stock,				Additional	Warrants	Capital,
	Class A		Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2020	-	$-	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common stock issued for StemVax Acquisition - from stock payable	-	-	-	-	7,500,000	6,375,000	(6,375,000)	-	-	-	-

Stock compensation cost	-	-	-	-	2,000,000	936,000	-	-	-	-	936,000

Common stock issued for Services	-	-	-	-	592,612	381,668	-	-	-	-	381,668

Common Stock Issued - Subscriptions	-	-	-	-	1,640,905	335,000	-	-	-	-	335,000

Common Stock Issued upon conversion of debt and accrued interest					174,243	43,909					43,909

Subscription stock payable							25,000				25,000

Net Income	-	-	-	-	-	-	-	-	-	(2,611,354)	(2,611,354)
Balance at June 30, 2021 (Unaudited)	-	$-	25,000	$250	13,511,252	$41,441,001	$5,360,398	$4,210,960	$5,088,324	$(60,560,440)	$(4,459,507)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	For the Nine Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,611,354)	$644,980
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	5,310	-
(Gain)/Loss on change in derivative liability	405,002	(1,197,395)
Stock compensation expense	936,000	399,259
Stock issued for services	363,811	-

Changes in Assets and Liabilities:
Employee advances	(2,107)	-
Prepaid expenses	(4,167)	5,707
Accounts payable	286,330	(86,016)
Other payable	1,590	(5,449)
License fees payable	(10,000)	-
Accrued expenses and interest on notes payable	22,737	2,477
Accrued payroll	14,429	-
Deferred Compensation	174,663	-

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(417,756)	(236,437)

NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	167,515

NET CASH USED IN BY OPERATIONS	(417,756)	(68,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	360,000	-
Due to related party	11,459	68,312
Payments on related party promissory notes	-	(7,200)
Proceeds from a convertible note payable net of debt issuance costs	52,000	-
Proceeds from related party loan	25,000	-
Payments on related party loan payable	(29,287)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	419,172	61,112

NET INCREASE (DECREASE) IN CASH	1,416	(7,810)

CASH, BEGINNING OF PERIOD	178	7,964

CASH, END OF PERIOD	$1,594	$154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$82	$6,955
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Debt discount on new issuances	$55,500	$-
Accrued interest capitalized into convertible note	$1,248	$3,397
Shares issued for StemVax Acquisition – from stock payable	$6,375,000	$-
Issuance of common stock upon conversion of debt and accrued interest	$43,909	$-
Fair value of shares issued for prepaid services	$150,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

1.   ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global, Inc. (“NovAccess,” the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc. The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. In June 2020, the Company was acquired and changed its name to NovAccess Global, Inc.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended September 30, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2020.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2021. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. The depreciation expense was $0 for the three months ended June 30, 2021, and 2020. The depreciation expense for the nine months ended June 30, 2021, and 2020, was $0 and $478, respectively. Depreciation expense is now included in the discontinued operations.

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

Contract Receivable

The Company previously billed its customers in accordance with contractual agreements. The agreements generally required billings to be on a progressive basis as work was completed. Credit was extended based on evaluation of clients’ financial condition and collateral was not required. The Company maintained an allowance for doubtful accounts for estimated losses that may have arose, if any customer was unable to make required payments. As of June 30, 2021 and September 30, 2020, there was no allowance for doubtful accounts.

Management previously performed a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company recorded an allowance against uncollectible items for each customer after all reasonable means of collection had been exhausted, and the potential for recovery was considered remote. The contract receivables of discontinued operations balance were $0 at June 30, 2021 and September 30, 2020.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Project Warranties

Customers in our target market of California who purchased solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provided a pass-through warranty of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The manufacturers of these major components provide the warranty directly to our customers.  In the event of a component failure the manufacturers provide replacement of the major components such as inverters and solar modules at no charge to our customer, which is an industry standard. In the event of a component failure such as an inverter the standard warranty from the supplier we use, SolarEdge, provides a twelve (12) year no-charge replacement warranty to the customer, and would also provide NovAccess or our subcontractor, with $125 compensation for labor replacement costs, should we be requested to replace an inverter or other SolarEdge components. Additionally, we employed the use of licensed subcontractors for the bulk of our installation processes, who as licensed contractors are required to warrant their work for material defects and workmanship for ten (10) years. The Company has a limited history of project installations, and in accessing the potential for warranty related costs and other allowances, we believe that our reliance on the manufacturers and subcontractor warranties would leave a limited and inconsequential cost associated with warranty claims. During the nine months ended June 30, 2021 and 2020, the Company did not experience costs related to warranty claims.

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

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

Gain (Loss) to common shareholders (Numerator)	$(2,097,262)	$708,101	$(2,611,354)	$644,980

Basic weighted average number of common shares outstanding (Denominator)	13,085,646	1,601,888	10,397,784	1,601,888

Diluted weighted average number of common shares outstanding (Denominator)
	13,085,646	6,078,866	10,397,784	6,078,866

The Company has excluded shares issuable from convertible debt of $167,690 for the nine months ended June 30, 2021, because their impact on the loss per share is anti-dilutive.

The Company also excluded shares issuable from 2,000,000 options issued to compensate our former directors for serving on the board without compensation in fiscal 2019, because their impact on the loss per share is anti-dilutive.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of June 30, 2021 and September 30, 2020. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at June 30, 2021 and September 30, 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-
Liabilities:

Derivative Liability at fair value as of June 30, 2021	$3,449,667	$-	$-	$3,449,667

Derivative Liability at fair value as of September 30, 2020	$2,989,165	$-	$-	$2,989,165

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of September 30, 2020	$2,989,165
Net Loss on change in fair value of derivative liability	405,002
Convertible debt discount	55,500
Ending balance as of June 30, 2021	$3,449,667

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

3.   CAPITAL STOCK

At June 30, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

At June 30, 2021 the Company had 25,000 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the Company’s then President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock may cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. Each share of Series B Preferred Stock entitles the holder to cast 40,000 votes on any action presented to the shareholders. Each share of Series B Preferred Stock is convertible into 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividends for Series B Preferred Stock shall be declared on an as converted basis.

Common Stock

Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

During the nine months ended June 30, 2021, the Company issued 11,907,760 shares of common stock. 7,500,000 shares of common stock were issued from stock payable to Innovest Global, Inc. for the September 8, 2020 acquisition of StemVax, LLC. For an expense of $381,668 based on the closing market value on grant date, 592,612 shares were issued to various vendors for services provided; 1,640,905 shares were issued in relation to stock subscriptions for net proceeds of $335,000 with additional 50,000 shares are to be issued from $25,000 stock payable; 174,243 shares were issued on conversion of debt and accrued interest; and 2,000,000 shares were issued to related parties for services and expense at $936,000 based upon the closing market value on grant date.

During the nine months ended June 30, 2020, the Company had no issuance of shares of common stock.

4.    CONVERTIBLE PROMISSORY NOTES

As of June 30, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount and debt issuance costs	$167,690
Less current portion	1,810
Total long-term liabilities	$165,880

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2021	$-
2022	1,810
2023	165,880
$167,690

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

4.   CONVERTIBLE PROMISSORY NOTES (Continued)

At June 30, 2021, the $221,380 in convertible promissory notes has a remaining debt discount of $50,482 and remaining debt issuance costs of $3,208, leaving a net balance of $167,690.

On October 20, 2015, the Company entered into a third extension of the Note originally issued September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 is paid in full. The Note bears interest at 12% annum and has a conversion price of 60% of the lowest volume weighted average price (“VWAP”) occurring during the twenty trading days preceding any conversion date by Holder. The balance of the provisions of the Note remained substantially the same. As of September 30, 2020, the Note had matured and was in default. On May 11, 2021, the lender agreed to convert the outstanding principal and interest of $43,909 into 174,243 shares of our common stock pursuant to the terms of the note. No gain or loss was recorded on the conversion.

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.5 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. Effective June 30, 2021 the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of June 30, 2021, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. Effective June 30, 2021 the Company and lender agreed to extend the maturity date for all tranches of the note to June 30, 2023. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of June 30, 2021, the balance remaining on the May Note was $115,000.

On June 2, 2021, the Company issued a 12% unsecured convertible promissory note (the “June Note”) for the principal sum of $55,500 plus accrued interest. The note matures on June 2, 2022. The June Note may be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. The Company recorded amortization of debt discount of $5,018 and amortization of debt issuance costs of $292, both of which were recognized as interest expense during the three months ended June 30, 2021. As of June 30, 2021, the balance of the June Note was $55,500, which is the total initial debt discount.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

4.   CONVERTIBLE PROMISSORY NOTES (Continued)

At June 30, 2021, the fair value of the derivative liability was $3,449,667.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.05%and 0.16%
Stock volatility factor	Between 168.0% and 575.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commercial	$-	$218,311	$-	$998,373
Residential	-	-	-	45,960
	$-	$218,311	$-	$1,044,333

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset at June 30, 2021 and September 30, 2020 were $0. The contract liability at June 30, 2021 and September 30, 2020 were $0.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

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

At June 30, 2021, the weighted average remaining contractual life of options outstanding:

	June 30, 2021
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	8.76

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2021 and September 30, 2020:

	6/30/2021	9/30/2020
Trade accounts payable	$374,849	$88,519
Credit cards payable	66,894	65,304
Accrued liabilities	84,867	65,215
Accrued payroll	14,429	-
Deferred compensation	174,663	-
License Fees Payable	40,402	50,402
	$756,104	$269,440

9.   LOAN PAYABLE, RELATED PARTY

During the nine months ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of June 30, 2021, these balances have been reimbursed.

On March 30, 2021 the Company issued an unsecured promissory note to Innovest Global, Inc. with a principal and waived interest in the amount of $25,000. During the three months ended June 30, 2021, $5,000 was repaid. As of June 30, 2021, the balance is $20,000. Our Chairman Dan Martin is CEO of Innovest.

10.   DUE TO RELATED PARTY

During the nine months ended June 30, 2021, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $79,771. As of June 30, 2021, the amount has not been reimbursed to Innovest Global, Inc. Our Chairman Dan Martin is CEO of Innovest.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

11.   BUSINESS TRANSITION

On June 2, 2020, in connection with TN3’s acquisition of shares of NovAccess Series B preferred stock from Tom Djokovich, our former president and chief executive officer, the Company entered into a transition services agreement (the “Services Agreement”) with Solar Energy Builders, Inc. (the “Service Provider”), a company controlled by Mr. Djokovich. The Company has exited the XsunX solar business to transition to the biotechnology business. The Company discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under the Services Agreement with the Service Provider. The Company’s intent was to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. However, during the nine months ended June 30, 2021 the Company has exited the solar business completely. We anticipate that this change in operations, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Mr. Djokovich withdrew his position as the qualifying individual for the Company’s contractor license for the XsunX solar business and terminated the Services Agreement. Mr. Djokovich may accept contracts initially marketed by the Company with the Service Provider as the qualifying individual for the solar license, without obligation to the Company for any cash flows therefrom.

12.   DISCONTINUED OPERATIONS

Financial information for the Company for the three and nine months ended June 30, 2021 and 2020, respectively, and as of June 30, 2021 and September 30, 2020 are presented in the following table:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020

SALES	$-	$218,311	$-	$1,044,333

COST OF GOODS SOLD	-	285,836	-	822,603

GROSS PROFIT	-	(67,525)	-	221,730

OPERATING EXPENSES

Depreciation expense	-	-	-	478

TOTAL OPERATING EXPENSES OF DISCONTINUED OPERATIONS	-	-	-	478

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$(67,525)	$-	$221,252

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

12.   DISCONTINUED OPERATIONS (Continued)

	June 30,	September 30,
	2021	2020
ASSETS

CURRENT ASSETS

Contract receivables of discontinued operations	$-	$-

Total Current Assets of discontinued operations	-	-

Net Property and Equipment of discontinued operations	-	-

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$-

LIABILITIES

CURRENT LIABILITIES

Contract liabilities of discontinued operations	-	-

Total Current Liabilities of discontinued operations	-	-

TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$-

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

On November 23, 2020 the Company issued 1,800,000 shares of common stock to Dwain K. Morris-Irvin to compensate him for serving as our chief executive officer. The stock-based compensation expense in the amount of $846,000 was reported on the Company’s financial statements for the nine months ended June 30, 2021.

On October 21, 2020, L. Michael Yukich joined the Company as chief financial officer. His offer letter provided for the issuance of 200,000 shares of common stock to compensate him for his services. These shares were issued by the Company’s transfer agent on January 19, 2021. The stock-based compensation expense in the amount of $90,000 was reported in the Company’s financial statements for the nine months ended June 30, 2021.

During the period ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of June 30, 2021, these balances have been reimbursed.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2021 AND 2020

13.   RELATED PARTY TRANSACTIONS (Continued)

On March 30, 2021 the Company issued an unsecured promissory note to Innovest Global, Inc. with a principal and waived interest in the amount of $25,000. During the three months ended June 30, 2021, $5,000 was repaid. As of June 30, 2021, the balance is $20,000. Our Chairman Dan Martin is CEO of Innovest.

During the periods ended June 30, 2021, Innovest Global, Inc. advanced funds to the Company for operating expenses in the amount of $79,771. As of June 30, 2021, the amount has not been reimbursed to Innovest Global, Inc.

During the three months ended June 30, 2021 the Company advanced $2,107 to our CEO Dwain K. Morris-Irvin for travel expenses.

14.   SUBSEQUENT EVENTS

Management has evaluated subsequent events as of August 12, 2021, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July Note”) for the principal sum of $38,750 plus accrued interest which matures on July 6, 2022. The July Note may be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue and Cost of Sales:

The Company generated no revenue for the third quarter of fiscal 2021 ended June 30, 2021 compared to $218,311 for the third quarter of fiscal 2020 ended June 30, 2020. The lack of revenue in the third quarter of 2021 was due to our change in focus from selling commercial solar systems and steel canopy construction services to investing in the biotechnology industry following our acquisition of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients, in September 2020. The costs of goods sold in the third quarter of 2021 and 2020 was $0 and $285,836, respectively.

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

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $11,619 during the third quarter of fiscal 2021 to $501,492 as compared to $489,873 for the third quarter of fiscal 2020. The increase in SG&A expenses was related primarily to an increase of $149,317 in professional fees due to our fundraising and other investor related activities, $97,500 in outside services and $69,417 in payroll related expenses incurred in the third quarter of 2021 partially offset by a decrease of $304,259 in stock compensation expense.

Other Income/(Expenses):

Other expenses increased by $2,861,269 from $1,265,499 of other income for the third quarter of fiscal 2020 to $1,595,770 of other expense for third quarter of fiscal 2021. The increase in other expenses was primarily due to recognition of a loss on net change in fair market value of the derivative instruments of $1,585,069 in the third quarter of 2021 compared to a gain of $1,272,932 recognized in the third quarter of 2020.

Net Loss:

For the third quarter of fiscal 2021, our net loss was $2,097,262 as compared to net income of $708,011 (net of $67,525 loss from discontinued operations) for the third quarter of fiscal 2020. The majority of the increase in net loss of $2,805,363 was due to an increase in other expenses associated with the net change in derivative instruments estimated each period in 2021. The derivative instruments estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period. As a result, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the Nine Months ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Revenue and Cost of Sales:

The Company generated no revenue for the nine months ended June 30, 2021 compared to $1,044,333 for the nine months ended June 30, 2020. The lack of revenue in 2021 was due to our change in focus from selling commercial solar systems and steel canopy construction services to investing in the biotechnology industry following our acquisition of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients, in September 2020. The costs of goods sold for the nine months ended June 30, 2021 and 2020 was $0 and $822,603, respectively.

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

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $1,432,020 during the nine months ended June 30, 2021 to $2,182,702 as compared to $750,682 for the nine months ended June 30, 2020. The increase in SG&A expenses was related primarily to an increase of $536,741 in stock compensation expense in connection with the issuance of stock to our chief executive officer and chief financial officer for services rendered; an increase of $450,383 in professional fees due to our fundraising and other investors related activities, of which $381,668 represented non-cash cost of stock issuance for services received; $287,500 in outside services expense incurred during the first nine months of 2021; as well as a $147,888 increase in payroll related expenses.

Other Income/(Expenses):

Other income/(expenses) decreased by $1,603,062 from other income of 1,174,410 for the nine months ended June 30, 2020 to other expense of $428,652 for first nine months of 2021. The increase in net total other expense was primarily due to recognition of a loss on net change in fair market value of the derivative instruments of $405,002 in the nine months of 2021 compared to a gain of $1,197,395 recognized in 2020.

Net Loss:

For the nine months ended June 30, 2021, our net loss was $2,611,354 as compared to net income of $644,980 (net of $221,252 income from discontinued operations) for the first nine months of 2020. The majority of the increase in net loss of $3,256,334 was due to an increase in SG&A expenses in 2021 combined with an increase in other expense associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period. As a result, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We have incurred losses since exiting the solar business to transition to biotechnology and have funded our operations since then primarily through debt and the sale of capital stock. We expect to continue to fund our operations in this way until we are able to generate revenue through the successful commercialization of our biopharmaceutical solutions. We had a working capital deficit as of June 30, 2021 of $4,293,627, compared to a working capital deficit of $3,454,730 as of September 30, 2020. The increase of $838,897 in working capital deficit was primarily the result of an increase in derivative liability, accounts payable, accrued expenses, and deferred compensation, partially offset by an increase in prepaid expenses and extension of a due date on November note.

For the nine months ended June 30, 2021, our cash flow used in operating activities was $417,756, compared to cash flow used in operating activities of $68,922 for first nine months of 2020. Out of these amounts, $417,756 and $236,437 was used by continuing operating activities in the first nine months of 2021 and 2020, respectively. The balance of $167,515 was provided by discontinued operating activities in 2020. The net increase of $348,834 in cash flow used in operating activities was primarily due to changes in assets and liabilities and lack of revenue in 2021.

There was no cash flow provided by/(used in) investing activities for the nine months ended June 30, 2021 or 2020.

Cash flow provided by financing activities was $419,172 for the nine months ended June 30, 2021, compared to cash provided by financing activities of $61,112 during the first nine months of 2020. The increase in cash flow provided by financing activities was primarily the result of stock subscriptions sold to investors and issuance of convertible debt.

Our ability to generate revenue and achieve profitability depends on our ability to raise additional capital to fund continuing efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2021. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, L. Michael Yukich, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of June 30, 2021. Based upon this evaluation, Messrs. Morris-Irvin and Yukich concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the existence of a material weakness in internal control over financial reporting primarily as a result of an audit adjustment relating to stock issuance as compensation for services rendered. To remediate the issue, we have retained an external accounting consulting firm to assist us with the review and reporting of complex and unusual transactions.

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

Other than as reported above under Evaluation of Disclosure Controls and Procedures, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end of June 30, 2021, we issued 654,910 unregistered shares of our common stock that were not previously reported on Form 8-K for capital raising and compensatory purposes as described in more detail below.

Effective May 11, 2021, we issued 174,243 unregistered shares of common stock to Gemini Master Fund, Ltd. at a per share price of $0.252 in full satisfaction of the outstanding principal and interest of $43,909 due under a promissory note dated September 30, 2013. The note was in default and was convertible by Gemini pursuant to its terms. The issuance of shares to Gemini was exempt from registration under Section 4(a)(2) of the Securities Act.

In April 2021, we issued 1,000 unregistered shares of our common stock to each of four individuals for services provided to NovAccess, including accounting and staffing assistance. On each of April 9, May 5 and June 2, 2021, we issued 8,889 of our unregistered shares to Satya Chillara, an employee of Darrow Associates, for investor relations services provided to NovAccess for the months of April, May and June 2021. On May 5, 2021, we issued 250,000 unregistered shares to the Chesapeake Group Inc. for investor relations services provided to NovAccess. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

During the quarter ended June 30, 2021, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. We sold 200,000 shares to two investors during the quarter for $0.20 a share for a total of $40,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

On October 20, 2015, we entered into a third extension of a promissory note issued to Gemini Master Fund, Ltd. on September 30, 2013. The extension terms included mandatory payments of $10,000 per month beginning November 1, 2015 until the note in the amount of $143,033 was paid in full by March 30, 2017. The note bore interest at 12% per year and was convertible by Gemini into shares of our common stock at a per share conversion price of 60% of the lowest volume weighted average price of our stock occurring during the twenty trading days preceding the conversion date. Effective May 11, 2021, we issued 174,243 unregistered shares of common stock to Gemini at a per share price of $0.252 in full satisfaction of the outstanding principal and interest due under the note pursuant to its terms.

On November 20, 2014, we issued convertible promissory note to Bountiful Capital, LLC for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The Bountiful note matures eighteen months from each advance. The note bears interest at 10% per year and may be converted by the Bountiful into shares of our common stock at the lesser of: $12.5 per share; (b) 50% of the lowest trade prices following issuance of the note; or (c) the lowest effective price per share granted to any person or entity. At issuance, Bountiful loaned $50,000 to the Company under the note. On various dates from February 18, 2015 through September 30, 2016, Bountiful loaned the Company an additional $350,000 under the note. A portion of these loans was subsequently converted into shares of common stock and Bountiful agreed to extend the due date of the remainder of the loans. A tranche of the note matured on June 30, 2021. Another tranche matures on August 18, 2021. As of June 30, 2021, there was an aggregate outstanding principal balance of $50,880 under the Bountiful note. On August 9, 2021 effective June 30, 2021, Bountiful extend the due date of both payments to June 30, 2023..

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2021.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — L. Michael Yukich
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at June 30, 2021 and September 30, 2020,

(ii) the Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2021 and June 30, 2020,

(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the nine months ended June 30, 2021 and 2020,

(iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and June 30, 2020, and

(v) related notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovAccess Global Inc.

Date: August 13, 2021	/s/ Dwain K. Morris-Irvin
Dwain K. Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ L. Michael Yukich
L. Michael Yukich, Chief Financial Officer
(Principal Financial and Accounting Officer)