Form 10-K
period 2021-09-30
NovAccess Global Inc.
filed 2022-01-13
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 3,283,286 shares of the registrant’s common stock held by non-affiliates of the registrant was $1,805,807 calculated based on the $0.55 closing price on March 31, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 14,551,697 shares of common stock outstanding on January 1, 2022.

Part I

Item 1. Business.

In this Annual Report on Form 10-K, we use the terms “Company,” “NovAccess,” “we,” “us,” and “our” to refer to NovAccess Global Inc.

Overview

NovAccess Global Inc. is a biopharmaceutical company that is developing novel immunotherapies to treat brain tumor patients in the United States with plans to expand globally. We specialize in cutting-edge research related to utilizing a patient’s own immune system to attack the cancer. We are filing an Investigational New Drug Application (IND) and working closely with Food and Drug Administration (FDA) to obtain approval for human clinical trials to determine safety and efficacy of our drug product for brain cancer patients. Once we have successfully completed the clinical trials and proven that the new therapy is safe and efficacious, we plan to commercialize the product. We also have expertise in successfully executing clinical trials, bringing products to market and increasing the market size of products through our advisory board. Our scientists are well versed in immunology, stem cell biology, neuroscience, molecular biology, imaging, small molecules development, gene therapy and other technical assays needed for protein and genetic analysis of cancer cells.

NovAccess operates as a research and development (R&D) company out of Ohio and California, and our executive management and scientific advisory board provide over 15 years of extensive experience in all aspects of biopharmaceutical R&D and commercialization of drug candidates. We guide our performance by striving to deliver consistently on the following core objectives: (1) Accountability — taking responsibility for providing safe and effective options for patients; (2) Integrity — doing what is ethically right for the patient; (3) Excellence — doing your best and working hard; and (4) Teamwork — bringing together a strong working team to deliver the best products for brain tumor patients.

In 2018, Innovest Global, Inc. acquired 20% of StemVax, LLC, a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB). The Innovest investment provided StemVax with the resources to extend the license for SVX-GB. Dr. Christopher Wheeler, president of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 2005. As president, Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In February 2020, Innovest acquired 100% of StemVax and on September 8, 2020, NovAccess acquired StemVax from Innovest for 7.5 million shares of NovAccess. In October 2020, Dr. Dwain Morris-Irvin joined NovAccess as our chief executive officer. In February 2021, we contracted with Dr. Wheeler to continue serving as president of StemVax.

Our website is www.NovAccessGlobal.com.

Recent Events

As previously disclosed, on October 26, 2021, TN3, LLC (“TN3”), a company owned by Daniel G. Martin, our sole board member and chairman, entered into a preferred stock purchase agreement (the “purchase agreement”) with GPC Holdings, Inc. (“GPC”), a company owed indirectly by Shaheed Bailey. Pursuant to the purchase agreement, TN3 agreed to sell TN3’s shares of NovAccess Global Series B Convertible Preferred Stock to GPC. Upon completion of TN3’s sale of the preferred stock to GPC, Mr. Martin would resign from the NovAccess board and be replaced by Mr. Bailey. The parties expected that the transaction would close during the week of December 13, 2021. However, the conditions to closing were not satisfied and on December 30, 2021, TN3 terminated the purchase agreement pursuant to its terms.

Organization and History

NovAccess Global Inc. is a Colorado corporation incorporated on February 25, 1997 as “Sun River Mining, Inc.” In 2003, the Company was renamed “XsunX, Inc.” and entered the solar business, specializing in the sale, design, and installation of solar photovoltaic power generation and energy storage systems. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax, we exited the solar business and focused all our efforts on our biopharmaceutical business.

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

We currently do not generate revenue. In order to finance our operations, including clinical trials development and execution, we intend to raise capital through financial institutions that invest in cancer therapeutics. As we achieve milestones during the process of R&D, we expect our overall value to increase. We intend to commercialize our products immediately after successful completion of clinical trials. We plan to license our products to larger biopharmaceutical companies to deliver our product to as many patients as possible once we have obtained the required FDA approvals. We expect to have other treatment candidates outside of our lead candidate moving forward as we build our patent portfolio of other therapeutics to improve patient outcomes and overall quality of health.

The key elements of our approach include:

●

Lead Drug Candidate. We perform pre-clinical R&D to test hypothesis to determine if a lead product is safe and efficacious to treat cancer patients. These experiments include, molecular testing, cell culture testing and animal testing.

●	Publish Data. When appropriate we publish our findings and pursue patents protection for all drug candidates to proceed with human clinical trial testing

●	Human Clinical Trial Testing. At the appropriate time we will seek FDA approval to begin clinical trials on our drug candidates. We submit IND applications to the FDA to obtain this approval.

●	Commercialization. After successfully completing human clinical trials and demonstrating safety and efficacy of a drug candidate, we will commercialize the product.

Customers

At this stage, we do not generate revenue but once we commercialize our products our customers are expected to be cancer patients and/or larger biopharmaceutical companies that we license our products through in order to complete human clinical trial testing and/or to commercialize our products. Because there is currently no immunotherapy to treat brain tumors on the market and survival rates for GBM patients have not improved through standard operational procedures, including chemotherapy and immunotherapy, we anticipate a significant market for our products.

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

Employees and Consultants

Dr. Dwain Morris-Irvin is our chief executive officer and Neil J. Laird is our fractional chief financial officer. We also rely on qualified consultants to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we plan to add staff and executive officers to respond to and assist with operations. We consider relations with our full and part-time employees and consultants to be good. To conserve cash we have relied on equity grants to attract and retain key personnel.

Seasonality

Research and development in medicine has no seasonality to its operations.

Item 1A. Risk Factors.

We have only recently refocused our business as a biopharmaceutical company and currently have no revenues or products approved for sale. In addition, we have limited staff and assets. Our stock trades on the OTC Pink, but trading is limited and sporadic. As a result of these and other factors, an investment in NovAccess is inherently speculative and risky.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its officers and lenders since its inception through the year ended September 30, 2021. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

Item 1B. Unresolved Staﬀ Comments.

We have no unresolved Securities and Exchange Commission (SEC) comments to report.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of NovAccess trades on the OTC Pink market under the symbol “XSNX.” Trading in the common stock is limited and sporadic. The following table lists the high and low closing sale prices for our stock for each quarter for the last two fiscal years as reported on the OTC Pink market (adjusted for the Company’s 1-for-1,000 reverse stock split effective August 25, 2020 and rounded to the nearest cent). Because our stock is traded on the OTC, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Closing Price
Quarter Ended	High	Low
December 31, 2019	$0.70	$0.50
March 31, 2020	0.70	0.40
June 30, 2020	0.50	0.20
September 30, 2020	1.10	0.20
December 31, 2020	0.75	0.29
March 31, 2021	0.80	0.36
June 30, 2021	0.80	0.41
September 30, 2021	0.84	0.40

We had 326 shareholders of record of our common stock on December 31, 2020. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Common Stock

During the quarter end of September 30, 2021, we issued 492,778 unregistered shares of our common stock that were not previously reported on Form 8-K for capital raising and compensatory purposes as described in more detail below.

During the quarter ended September 30, 2021, we issued 367,778 unregistered shares of our common stock to each of four individuals for services provided to the company. On each of July 1 and August 26, 2021, we issued 8,889 of our unregistered shares to Satya Chillara, an employee of Darrow Associates, for investor relations services provided to NovAccess for the months of July and August 2021. On August 26, 2021, we issued 50,000 unregistered shares of our common stock to L. Michael Yukich to compensate him for serving as our chief financial officer, and 300,000 shares to Peter Weinstein for legal services provided to StemVax. The issuances of shares to our former CFO and service providers were exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 701 under the Securities Act.

During the quarter ended September 30, 2021, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. We sold 125,000 shares to an investor during the quarter for $0.20 a share for a total of $25,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.

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

Organization

NovAccess Global Inc. is a Colorado corporation that was formerly known as XsunX, Inc. and Sun River Mining Inc.

New Business Plan

In 2020, we began to transition our operations from solar contracting operations to the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. On June 2, 2020, we entered into a membership interest purchase agreement with Innovest Global, Inc. to acquire StemVax for 7.5 million shares of our unregistered common stock. The acquisition was completed on September 8, 2020.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guaranty that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of biotechnology companies.

Results of Operations for the Fiscal Year Ended September 30, 2021 Compared to Fiscal Year Ended September 30, 2020

Revenue and Cost of Sales

The Company did not generate any revenue in the fiscal year ended September 30, 2021 (“fiscal 2021”) compared to revenues of $1,044,333 in the fiscal year ended September 30, 2020 (“fiscal 2020”). The decrease of $1,044,333, during fiscal 2021 was primarily due to the Company’s change in focus from commercial solar system sales and the sale of steel canopy construction services to investing in the biotechnology industry. The costs of goods sold was $0 in fiscal 2021 and $822,603 is fiscal 2020.

Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the Company has determined that the business qualified for presentation as a discontinued operation. Therefore, the Company had reclassified and presented the operating results for fiscal 2020 as discontinued operations in the accompanying statements of operations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $1,870,048 during fiscal 2021 to $2,698,940 as compared to $828,892 for fiscal 2020. The 2021 expenses reflect a full year while the 2020 expenses cover the period from discontinuation of the solar operations on June 2, 2020 until September 30, 2020. The increase in SG&A expenses was related primarily due to the Company recognizing $962,000 in in stock compensation expense in fiscal 2021 compared to $399,260 recognized in fiscal 2020; an increase of $686,171 professional fees for investor advisory, legal and accounting services; an increase of $360,500 in outside services provided by TN3 under the management services agreement (please see Certain Relationships and Related Transactions, and Director Independence for additional details); as well as an increase of $244,043 in payroll related expenses.

Other Income/(Expenses)

Other expenses decreased by $6,349,040 from other expenses of $6,162,575 for fiscal 2020 to other income of $186,465 for fiscal 2021. The decrease was primarily due to the Company recognizing a loss on conversion of preferred stock of $5,088,524 in fiscal 2020, as well as the Company recognizing a gain on net change of fair market value of the derivative instruments of $548,112 in fiscal 2021 compared to a loss of $1,043,515 in fiscal 2020, partially offset by increase of $347,335 in interest expense recognized.

Net Loss

For fiscal year 2021, our net loss was $2,512,475 as compared to a net loss of $6,770,215 for fiscal 2020. The majority of the decrease in net loss of $4,257,740 was due to a decrease in other expenses associated with a loss recognized on conversion of preferred stock in fiscal 2020 partially offset by the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2021 of $3,762,214, as compared to a working capital deficit of $3,454,730 as of September 30, 2020. The increase of $307,484 in working capital deficit was the result of an increase in accounts payable, accrued expenses and interest on notes payable, and deferred compensation partially offset by increase in cash and prepaid expenses.

For fiscal 2021, our cash flow used by operating activities was $682,333, as compared to cash flow used by operating activities of $93,190 for fiscal 2020. Out of these amounts, $682,333 was used by and $260,705 was used by continuing operating activities in fiscal 2021 and 2020, respectively. The balance of $167,515 was provided by discontinued operating activities in fiscal 2020. The increase of $421,628 in cash flow used by continuing operating activities was primarily due to changes in assets and liabilities and non-cash stock issuance activities.

Cash flow provided by investing activities was $0 in fiscal 2021, compared to cash flow provided by investing activities of $5 for fiscal 2020. The decrease of $5 in investing activities was primarily due to StemVax acquisition in fiscal 2020.

Cash flow provided by financing activities was $862,823 for fiscal 2021, as compared to cash provided by financing activities of $85,399 during fiscal 2020. The increase in cash flow provided by financing activities was the result of sales of the Company’s common stock and proceeds from promissory notes payable.

The Company will need to raise additional funds to finance its ongoing operations, complete its IND application to the FDA and to make payments under its loan agreements. We expect this will require approximately $3.0 million through December 31, 2022. We plan to raise this capital through the issuance of additional common stock as well as obtaining additional debt as needed.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates made in preparing these consolidated financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, the fair value of stock options, and derivative liabilities. Actual results could differ materially from those estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Because NovAccess is a “smaller reporting company” as defined by the SEC we are not required to provide additional market risk disclosure.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed with this Form 10-K beginning at page F-1:

Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2021 and 2020

Consolidated Statements of Operations for the fiscal years ended September 30, 2021 and 2020

Consolidated Statements of Shareholders’ Deficit for the fiscal years ended September 30, 2021 and 2020

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2021 and 2020

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NovAccess Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NovAccess Global, Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations in current and prior periods and has an accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liabilities

As discussed in Notes 2 and 6, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

January 13, 2022

NOVACCESS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020

ASSETS

CURRENT ASSETS
Cash	$180,668	$178
Employee Advances	380	-
Prepaid expenses	27,086	-

TOTAL ASSETS	$208,134	$178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$143,074	$88,519
Other payable	66,894	65,304
Accrued expenses and interest on notes payable	356,683	65,215
Accrued payroll	10,712	-
Deferred compensation	201,383	-
License Fees Payable	40,402	50,402
Derivative liability	2,553,979	2,989,165
Derivative liability warrants	372,643	-
Due to related party	82,922	68,312
Related party loan payable	-	24,287
Convertible promissory note, related party	12,000	12,000
Convertible promissory notes net of debt discount and debt issuance costs of $464,594 and $0, respectively	129,656	91,704

Total Current Liabilities	3,970,348	3,454,908

LONG TERM LIABILITIES
Convertible promissory notes	165,880	115,000

Total Long Term Liabilities	165,880	115,000

TOTAL LIABILITIES	4,136,228	3,569,908

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 25,000 and 25,000 shares issued and outstanding, respectively	250	250
Common stock, no par value; 2,000,000,000 authorized common shares 14,404,030 and 1,603,492 shares issued and outstanding, respectively	41,882,535	33,369,424
Additional paid in capital	5,351,398	11,710,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	5,088,324	5,088,324
Accumulated deficit	(60,461,561)	(57,949,086)

TOTAL SHAREHOLDERS' DEFICIT	(3,928,094)	(3,569,730)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$208,134	$178

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Years Ended
	September 30, 2021	September 30, 2020

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	2,698,940	828,892

TOTAL OPERATING EXPENSES	2,698,940	828,892

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(2,698,940)	(828,892)

OTHER INCOME/(EXPENSES)
Miscellaneous income	16,224	-
Loss on conversion of Preferred Stock	-	(5,088,524)
Gain (Loss) on change in derivative liability	548,112	(1,043,515)
Interest expense	(377,871)	(30,536)

TOTAL OTHER INCOME/(EXPENSES)	186,465	(6,162,575)

NET LOSS FROM CONTINUING OPERATIONS	$(2,512,475)	$(6,991,467)

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$221,252

NET LOSS	$(2,512,475)	$(6,770,215)

BASIC LOSS PER SHARE	$(0.22)	$(4.22)

DILUTED LOSS PER SHARE	$(0.22)	$(4.22)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	11,259,782	1,603,492
DILUTED	11,259,782	1,603,492

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2019	5,000	$50	-	$-	1,601,888	$33,369,424	$5,335,398	$3,811,700	$-	$(44,752,523)	$(2,235,951)

Stock compensation cost, purchase warrants	-	-	-	-	-	-	-	399,260	-	-	399,260

Paid in Capital for StemVax acquisition	-	-	-	-	-	-	6,375,000	-	-	-	6,375,000

Deemed dividend	-	-	-	-	-	-	-	-	-	(6,426,348)	(6,426,348)

Preferred Stock conversion	(5,000)	(50)	25,000	250	-	-	-	-	5,088,324	-	5,088,524
											-
Rounding shares issued due to stock split	-	-	-	-	1,604	-	-	-	-	-	-
											-
Net loss	-	-	-	-	-	-	-	-	-	(6,770,215)	(6,770,215)
Balance at September 30, 2020	-	$-	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common Stock issued for StemVax acquisition - from stock payable	-	-	-	-	7,500,000	$6,375,000	$(6,375,000)	-	-	-	-

Stock compensation cost	-	-	-	-	2,050,000	962,000	-	-	-	-	962,000

Common Stock issued for services	-	-	-	-	910,390	528,202	-	-	-	-	528,202

Common Stock issued , subscriptions	-	-	-	-	1,765,905	360,000	-	-	-	-	360,000

Common Stock payable for services	-	-	-	-	-	-	16,000	-	-	-	16,000

Stock issued as commitment fee on promissory note payable	-	-	-	-	400,000	244,000	-	-	-	-	244,000

Common Stock issued upon conversion of debt and accrued interest	-	-	-	-	174,243	43,909	-	-	-	-	43,909

Net Loss	-	-	-	-	-	-	-	-	-	(2,512,475)	(2,512,475)
Balance at September 30, 2021	-	$-	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Years Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,512,475)	$(6,770,215)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	129,730	-
(Gain) Loss on change in derivative liability	(548,112)	1,043,515
Loss on conversion of Preferred Stock	-	5,088,524
Purchase warrant stock compensation expense	-	399,260
Stock compensation expense	962,000	-
Stock issued and issuable for services	527,116	-
Stock issued as commitment fee on promissory note payable	216,995	-

Changes in Assets and Liabilities:
Employee advances	(380)	-
Prepaid expenses	(10,000)	6,575
Accounts payable	54,555	(40,784)
Other payable	1,590	(1,851)
Accrued expenses and interest on notes payable	294,553	14,271
Accrued payroll	10,712	-
Deferred compensation	201,383	-
License fees payable	(10,000)	-

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(682,333)	(260,705)

NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	167,515

NET CASH USED IN OPERATING ACTIVITIES	(682,333)	(93,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in StemVax, LLC	-	5

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	5

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	360,000	-
Due to related party	14,610	68,312
Payments on related party promissory notes	-	(7,200)
Proceeds from convertible notes payable net of debt issuance costs	87,000	-
Proceeds from promissory note payable net of debt issuance costs	425,500
Proceeds from related party loan payable	-	24,287
Proceeds from related party loan	25,000
Payments on related party loan	(49,287)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	862,823	85,399

NET INCREASE (DECREASE) IN CASH	180,490	(7,786)

CASH, BEGINNING OF PERIOD	178	7,964

CASH, END OF PERIOD	$180,668	$178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,502	$6,955
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt and accrued interest	$43,909	$-
Debt discount on new issuances	$519,750	$-
Accrued interest capitalized into convertible notes	$1,248	$4,607
Shares issued for StemVax acquisition - from stock payable	$6,375,000	$-
Preferred stock exchange	$-	$50
Fair value of shares issued for prepaid expenses	$138,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

1. ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global, Inc. (“NovAccess,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc., “Sun River” and XsunX, Inc., “XsunX”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. In June 2020 the company was acquired and changed its name to NovAccess Global, Inc.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2021. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

Business Combinations

The Company utilized ASC 805, Business Combinations (“ASC 805”) and ASC 850, Related Parties Disclosures to account for the September 8, 2020 acquisition of StemVax, LLC (see note 15 for more details).

Preferred Stock

On September 4, 2020, the Company issued 25,0000 shares of unregistered Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred”), to TN3, LLC in exchange for the redemption of 5,000 shares of Series A Preferred Stock, $0.01 par value per share (the “Series A Preferred”), held by TN3. TN3 is owned by Daniel G. Martin, the chief executive officer, at the time of the transaction, and the sole member of the board of directors. The shares of Series B Preferred Stock were classified as permanent equity in the Statement of Shareholder’ Deficit for the Fiscal Years Ended September 30, 2020 and September 30, 2021 (see note 3 for more details).

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The Company capitalizes property and equipment over $500. Property and equipment under $500 are expensed in the year purchased. During the year ended September 30, 2020, the Company sold certain assets at net book value for $2,092. The depreciation expense for the years ended September 30, 2021, and 2020, was $0 and $478, respectively, which are now included in the discontinued operations.

Revenue Recognition

We recognize revenue from discontinued operations when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Revenues and related costs on construction contracts were recognized as the performance obligations for work were satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, were recognized as the customer obtained control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs were charged to the periods as incurred. However, in the event a loss on a contract was foreseen, the Company would recognize the loss as it is determined.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contract Receivable

The Company previously billed its customers in accordance with contractual agreements. The agreements generally required billings to be on a progressive basis as work was completed. Credit was extended based on evaluation of clients’ financial condition and collateral was not required. The Company maintained an allowance for doubtful accounts for estimated losses that may have arose, if any customer was unable to make required payments. As of September 30, 2021 and 2020, there was no allowance for doubtful accounts.

Management previously performed a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company recorded an allowance against uncollectible items for each customer after all reasonable means of collection had been exhausted, and the potential for recovery was considered remote. The contract receivables of discontinued operations balance were $0 at September 30, 2021 and 2020.

Project Warranties

Customers in our target market of California who purchased solar energy systems are covered by a warranty of up to 10 years in duration for material defects and workmanship. In addition, we provide a pass-through warranty of the major components such as module mounting, inverter and solar panel manufacturers’ warranties to our customers, which generally range from 10 to 25 years. The manufacturers of these major components provide the warranty directly to our customers. In the event of a component failure the manufacturers provide replacement of the major components such as inverters and solar modules at no charge to our customer, which is an industry standard. In the event of a component failure such as an inverter the standard warranty from the supplier we use, SolarEdge, provides a twelve (12) year no-charge replacement warranty to the customer, and would also provide NovAccess, Inc. or our subcontractor, with $125 compensation for labor replacement costs, should we be requested to replace an inverter or other SolarEdge components. Additionally, we employed the use of licensed subcontractors for the bulk of our installation processes, who as licensed contractors are required to warrant their work for material defects and workmanship for ten (10) years. The Company has a limited history of project installations, and in accessing the potential for warranty related costs and other allowances, we believe that our reliance on the manufacturers and subcontractor warranties would leave a limited and inconsequential cost associated with warranty claims. During the years ended September 30, 2021 and 2020, the Company did not experience costs related to warranty claims.

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

Advertising

Advertising expenses are expensed as incurred. Total advertising expenses were $0 and $7,349 for the years ended September 30, 2021, and 2020, respectively.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the year. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards plus the assumed conversion of convertible debt (see notes 4 and 5).

	For the Years Ended
	September 30,
	2021	2020

Gain (Loss) to common shareholders (Numerator)	$(2,512,475)	$(6,770,215)

Basic weighted average number of common shares outstanding (Denominator)	11,259,782	1,603,492

Diluted weighted average number of common shares outstanding (Denominator)	11,259,782	1,603,492

Diluted weighted average number of shares for the fiscal years ended September 30, 2021 and 2020 is the same as basic weighted average number of shares because the Company had net losses for fiscal years 2021 and 2020.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

SEPTEMBER 30, 2021 AND 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of September 30, 2021 and 2020. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2021 and 2020:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2021	$2,553,979	$-	$-	$2,553,979
Derivative Liability warrants at fair value as of September 30, 2021	$372,643	$-	$-	$372,643
Derivative Liability at fair value as of September 30, 2020	$2,989,165	$-	$-	$2,989,165
Derivative Liability warrants at fair value as of September 30, 2020	$-	$-	$-	$-

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability	Derivative Liability Warrants
Balance as of September 30, 2019	$1,945,650	$-
Net Loss on change in fair value of derivative liability	1,043,515	-
Balance as of September 30, 2020	2,989,165	-
Fiscal year 2021 initial derivative liabilities	485,569	-
Net (Gain)/Loss on change in fair value of derivative liability	(920,755)	372,643
Ending balance as of September 30, 2021	$2,553,979	$372,643

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

SEPTEMBER 30, 2021 AND 2020

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

3. CAPITAL STOCK

At September 30, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of September 30, 2021 the Company had 25,000 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the “Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock could cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. As a result of this exchange, a loss on conversion of Preferred Stock in the amount of $5,088,524 was recognized in the fiscal year ended September 30, 2020. The shares of outstanding Series B Preferred Stock have the right to vote on an as converted basis. Each share of Series B Preferred Stock converts at 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividend for Series B Preferred Stock shall be declared on an as converted basis.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

3. CAPITAL STOCK (Continued)

Common Stock

Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

During the year ended September 30, 2021, the Company issued 12,800,538 shares of common stock. 7,500,000 shares of common stock were issued from stock payable to Innovest Global, Inc. for the September 8, 2020 acquisition of StemVax, LLC. For an expense of $528,202 based on the closing market value on grant date, 910,390 shares were issued to various vendors for services provided; 1,765,905 shares were issued in relation to stock subscriptions for net proceeds of $360,000; 174,243 shares were issued on conversion of debt and accrued interest; 2,050,000 shares were issued to related parties for services and expense at $962,000 based upon the closing market value on grant date; and 400,000 shares were issued as a commitment fee on a promissory note payable.

During the year ended September 30, 2020, the Company issued 1,604 shares of common stock due to rounding of fractional shares upon 1-for-1,000 reverse stock split.

4. CONVERTIBLE PROMISSORY NOTES

As of September 30, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$190,563
Less current portion	24,683
Total long-term liabilities	$165,880

Maturities of long-term debt for the next two years are as follows:

Year Ending
September 30,
2022	$24,683
2023	165,880
$190,563

At September 30, 2021, the $260,130 in convertible promissory notes has a remaining debt discount of $66,113 and remaining debt issuance costs of $3,454, leaving a net balance of $190,563.

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

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.5 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of September 30, 2021, there remains an aggregate outstanding principal balance of $50,880.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

4. CONVERTIBLE PROMISSORY NOTES (Continued)

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for all tranches of the note to June 30, 2023. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of September 30, 2021, the balance remaining on the May Note was $115,000.

On June 2, 2021, the Company issued a 12% unsecured convertible promissory note (the “June Note”) for the principal sum of $55,500 plus accrued interest. The note matures on June 2, 2022. The June Note may be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. The Company recorded amortization of debt discount of $19,007 and amortization of debt issuance costs of $2,042, both of which were recognized as interest expense during the fiscal year ended September 30, 2021. As of September 30, 2021, the balance of the June Note was $55,500, which is the total initial debt discount.

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July Note”) for the principal sum of $38,750 plus accrued interest. The note matures on July 6, 2022. The July Note may be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. The Company recorded amortization of debt discount of $9,130 and amortization of debt issuance costs of $1,754, both of which were recognized as interest expense during the fiscal year ended September 30, 2021. As of September 30, 2021, the balance of the July Note was $38,750, which is the total initial debt discount.

On August 20, 2021, the Company issued a 10% unsecured promissory note (the “August note”) for the principal sum of $500,000 plus accrued interest. The note matures on February 20, 2022, unless extended for up to additional six months. The August Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company recorded amortization of debt discount of $81,378 related to derivative portion of the note and amortization of debt issuance costs of $16,419, both of which were recognized as interest expense during the fiscal year ended September 30, 2021, as well as $7,176 amortization of debt discount representing commitment fee, recorded as commitment fee expense in the consolidated statement of operations for the fiscal year ended September 30, 2021. In addition, the Company issued 400,000 shares of common stock as commitment fee, in relation to which the Company recognized initial commitment fee expense of $209,819. As of September 30, 2021, the balance of the August Note was $500,000, which is the total of initial debt discount of $391,319, initial debt issuance costs of $74,500 and initial debt discount representing commitment fee of $34,181.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

4. CONVERTIBLE PROMISSORY NOTES (Continued)

We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

At September 30, 2021 and 2020, the fair value of the derivative liability was $2,553,979 and $2,989,165, respectively.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.05% and 0.28%
Stock volatility factor	Between 117.0% and 305.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

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

6. WARRANTS

On August 20, 2021, for value received in connection with the issuance of August note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period.

At September 30, 2021 and 2020, the fair value of the derivative liability warrants was $372,643 and $0, respectively.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	0.98%
Stock volatility factor	142%
Months to Maturity	5 years
Expected dividend yield	None

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

7. REVENUE FROM CONTRACTS WITH CUSTOMERS – DISCONTINUED OPERATIONS (Continued)

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the years ended September 30, 2021 and 2020.

	Years Ended
	September
	2021	2020
Commercial	$-	$998,373
Residential	-	45,960
	$-	$1,044,333

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract assets and contract liabilities for the years ending September 30, 2021 and 2020 were $0.

8. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Included in the balance at September 30, 2021, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2021, the Company did not recognize interest and penalties.

At September 30, 2021, the Company had net operating loss carry-forwards of approximately $27,090,000 that may be offset against future taxable income from the year 2021 through 2039. No tax benefit has been reported in the September 30, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Net operating loss carryforwards may be limited as to use in future years.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended September 30, 2021 and 2020 due to the following:

	9/30/2021	9/30/2020
Book Income	$(1,421,740)	$(1,421,730)
Nondeductible Other Expenses	280,445	307,780
Related party accrual	42,290	(1,510)
Valuation Allowance	1,099,005	1,115,460
Income Tax Expense	$-	$-

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

8. INCOME TAXES (Continued)

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

Net deferred tax assets consist of the following components as of September 30, 2021 and 2020:

	9/30/2021	9/30/2020
Deferred Tax Assets:
NOL Carryforward	$5,688,917	$5,653,390
Capital Loss Carryforward	243	5,323
R&D Carryforward	46,147	46,147
Related Party Accruals	42,290	-

Deferred Tax Liabilities:
Depreciation	-	-

Valuation Allowance	(5,777,597)	(5,704,860)
Net Deferred Tax Asset	$-	$-

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

A summary of the Company’s options activity and related information follows for fiscal year ended September 30, 2021:

September 30, 2021
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding - beginning of period	2,000,000	$.01
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	2,000,000	$.01

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

9. OPTIONS (Continued)

At September 30, 2021, the weighted average remaining contractual life of options outstanding:

	September 30, 2021
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	8.67

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2021 and 2020:

	9/30/2021	9/30/2020
Trade accounts payable	$143,074	$88,519
Credit cards payable	66,894	65,304
Accrued liabilities	356,683	65,215
Accrued payroll	10,712	-
Deferred compensation	201,383	-
License Fees Payable	40,402	50,402
	$819,148	$269,440

11. LOAN PAYABLE, RELATED PARTY

During the period ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of September 30, 2021, these balances have been reimbursed.

On March 30, 2021 the Company issued an unsecured promissory note to Innovest Global, Inc. with a principal and waived interest in the amount of $25,000. As of September 30, 2021, the note has been repaid. Our Chairman Dan Martin is CEO of Innovest.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

12. DUE TO RELATED PARTY

During the periods ended September 30, 2021, Innovest Global, Inc. advanced funds to the Company for operating expenses in the amount of $82,922. As of September 30, 2021, the amount has not been reimbursed to Innovest Global, Inc.

13. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party to, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

14. BUSINESS TRANSITION

On June 2, 2020, in connection with TN3’s acquisition of shares of NovAccess Series B preferred stock from Tom Djokovich, our former president and chief executive officer, the Company entered into a transition services agreement (the “Services Agreement”) with Solar Energy Builders, Inc. (the “Service Provider”), a company controlled by Mr. Djokovich. The Company has exited the XsunX solar business to transition to the biotechnology business. The Company discontinued its direct delivery method for its solar contracting operations by outsourcing the completion of sold projects under the Services Agreement with the Service Provider. The Company’s intent was to transition from providing contracting services directly to its customers to marketing solar services to potential customers and referring those customers to the Service Provider or engaging the Service Provider to provide the services to customers on behalf of the Company. However, during the period ended September 30, 2021 the Company has exited the solar business completely. We anticipate that this change in operations, will have a negative impact on our gross sales and resulting revenues, if any. However, during the period ended September 30, 2020 the Company began efforts to expand its operations to include the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets which efforts are ongoing. There can be no assurance that the Company’s change to its contracting operations to focus on referral fee revenues, and its efforts to expand operations into healthcare solutions in the biotechnology, medical, and health and wellness markets will be successful, or that the Company will continue to generate revenues of significance similar to prior periods.

Mr. Djokovich withdrew his position as the qualifying individual for the Company’s contractor license for the XsunX solar business and terminated the Services Agreement. Mr. Djokovich may accept contracts initially marketed by the Company with the Service Provider as the qualifying individual for the solar license, without obligation to the Company for any cash flows therefrom.

In connection with preparing for the transition, the Company paid Solar Energy Builders, Inc, a related party, $185,300 to serve as the outside contractor for the assumption of the jobs that were started and completed. The Company recognized the expense for the period and deducted the net book value of certain assets (computer and small equipment) in the amount of $2,092 against the income from discontinued operations, leaving a net amount paid of $183,208.

Also, purchase options were issued to the board of directors as discussed in Note 9 for payment of services.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

15. STEMVAX, LLC ACQUISITION

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

NovAccess issued 7,500,000 common shares based on September 8, 2020 market price of $0.85 to acquire StemVax. Total consideration paid for 100% interest was $6,375,000. The acquisition included license fees; milestone payments; and royalty payments during clinical trials through revenue generation.

The intangible asset "the license agreement with CSMC" acquired as part of the transaction was fair valued at zero as any potential revenues from the commercialization of the license were subject to successful clinical trials and market penetration. In addition, StemVax is in the development stage and has no projected revenue for 10 years into the future.

The transaction between NovAccess and Innovest was determined to be a related party transaction as Dan Martin, the CEO of Innovest has a controlling interest in both entities. Therefore, the assets and liabilities are carried over at book value per ASC 805-50 and the excess consideration was recorded as a deemed dividend.

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

16. DISCONTINUED OPERATIONS

On June 2, 2020, the Company entered into a transition agreement, and changed their focus to a new line of business. As a result, the Company discontinued the solar business and all related operations. Pursuant to the reporting requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the business qualifies for presentation as a discontinued operation. Therefore, the Company had reclassified the business assets and liabilities as discontinued operations in the accompanying Balance Sheet and presented the operating results as discontinued operations in the accompanying statements of Operations and Statements of Cash Flows.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

16. DISCONTINUED OPERATIONS (Continued)

Financial information for the Company for years ended September 30, 2021 and 2020, respectively, are presented in the following table:

	Fiscal Years Ended September 30,
	2021	2020

SALES	$-	$1,044,333

COST OF GOODS SOLD	-	822,603

GROSS PROFIT	-	221,730

OPERATING EXPENSES

Depreciation expense	-	478

TOTAL OPERATING EXPENSES OF DISCONTINUED OPERATIONS	-	478

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$221,252

	September 30,	September 30,
	2021	2020
ASSETS

CURRENT ASSETS

Contract receivables of discontinued operations	$-	$-

Total Current Assets of discontinued operations	-	-

Net Property and Equipment of discontinued operations	-	-

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$-

LIABILITIES

CURRENT LIABILITIES

Contract liabilities of discontinued operations	-	-

Total Current Liabilities of discontinued operations	-	-

TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$-

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

17. RELATED PARTY TRANSACTIONS

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

On September 4, 2020, the Company entered into a management services agreement (the “Agreement”) with TN3, LLC. Pursuant to the Agreement, TN3 will provide NovAccess with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the Agreement is three years, with subsequent one-year renewals. During the fiscal year ended September 30, 2021 $99,148 was paid to TN3 in relation to this agreement with the balance of $290,852 reported as outstanding payable amount.

TN3 holds all of our outstanding preferred stock and is owned by Daniel G. Martin, our chief executive officer at the time of this transaction, and the sole member of our board of directors.

On November 23, 2020 the Company issued 7,500,000 shares of common stock to Innovest Global, Inc. for the September 8, 2020 acquisition of StemVax, LLC. Our Chairman Dan Martin is CEO of Innovest.

On November 23, 2020 the Company issued 1,800,000 shares of common stock to Dwain K. Morris-Irvin to compensate him for serving as our chief executive officer. The stock-based compensation expense in the amount of $846,000 was reported on the Company’s financial statements for the fiscal year ended September 30, 2021.

On October 21, 2020, L. Michael Yukich joined the Company as chief financial officer. His offer letter provided for the issuance of 200,000 shares of common stock to compensate him for his services. These shares were issued by the Company’s transfer agent on January 19, 2021. Additional 50,000 shares were awarded to Michael Yukich on August 26, 2021 for services performed. The stock-based compensation expense in the amount of $116,000 was reported in the Company’s financial statements for the fiscal year ended September 30, 2021.

During the period ended September 30, 2020, the Company’s chairman and the CEO each advanced funds to the Company for operating expenses in the total amount of $24,287. As of September 30, 2021, these balances have been reimbursed.

On March 30, 2021 the Company issued an unsecured promissory note to Innovest Global, Inc. with a principal and waived interest in the amount of $25,000. As of September 30, 2021, the note has been repaid. Our Chairman Dan Martin is CEO of Innovest.

During the periods ended September 30, 2021, Innovest Global, Inc. advanced funds to the Company for operating expenses in the amount of $82,922. As of September 30, 2021, the amount has not been reimbursed to Innovest Global, Inc.

During the year ended September 30, 2021 the Company advanced $3,907 to our CEO Dwain K. Morris-Irvin for travel expenses. As on September 30, 2021 the balance of unreimbursed advances was $380.

18. SUBSEQUENT EVENTS

Management has evaluated subsequent events as of January 12, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On December 30, 2021, we obtained a $25,000 loan from each of Dwain Morris-Irvin, the company’s chief executive officer, Neil Laird, the company’s chief financial officer, and Amit Mulchandani, chief executive officer of Letzhangout, LLC, a company that provides accounting consulting services to NovAccess. NovAccess issued to each of Messrs. Irvin, Laird and Mulchandani a demand promissory note for $25,000 evidencing the loans. The notes are due on demand and bear interest at 10% per year. NovAccess used the $75,000 loan proceeds to retire a loan from Power Up Lending Group Ltd. and for general working capital purposes.

Subsequent to the fiscal year ended September 30, 2021 147,667 shares of common stock were issued by the company; including 10,000 shares to our CFO Neil Laird for services provided; as well as additional 101,000 shares for investment in the Company by various private investors, and 36,667 to outside service providers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not change our accountants or have any reportable disagreements with our accountants in fiscal 2021.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of September 30, 2021. Based upon this evaluation, Messrs. Morris-Irvin and Laird concluded that the company’s disclosure controls and procedures were effective as of September 30, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

The NovAccess management team is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Securities Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.

Our management team, with the participation of Messrs Morris-Irvin and Laird, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon this evaluation, Messrs. Morris-Irvin and Laird concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the existence of a material weakness in internal control over financial reporting primarily as a result of audit adjustments related to accounting for certain derivatives and other income. To remediate the issue, we have retained an external accounting consulting firm to assist us with the review and reporting of complex and unusual transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2021.

Part III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Board of Directors and Executive Officers

On June 2, 2020, Daniel G. Martin became the sole director, chairman of the board and interim chief executive and financial officer of NovAccess after acquiring all of the outstanding shares of our preferred stock from Tom Djokovich, our former president and chief executive officer. On October 15, 2020, Dwain K. Morris-Irvin, PhD, MPH joined NovAccess as our chief executive officer, replacing Mr. Martin in that role. On October 21, 2020, L. Michael Yukich joined NovAccess as our fractional chief financial officer, replacing Mr. Martin in that role. Mr. Martin remains chairman of the board of directors. Mr. Yukich retired on September 10, 2021 and was replaced by Neil J. Laird. Biographical information about each of our current officers is provided below.

Daniel G. Martin, age 48, is a life-long entrepreneur and currently serves as the chairman of the board and chief executive officer of Innovest Global, Inc., a publicly traded diversified industrials company and significant shareholder of NovAccess. Since launching Innovest in August 2016, he has led the company through eight acquisitions, transforming Innovest into a diversified industrial company. Mr. Martin credits his business tenacity to growing up in his father’s drugstore which required managing very low margins and critically important services. From December 2014 to January 2016, Mr. Martin served as the chief financial officer of global operations of Momentis International, where he was instrumental in stabilizing the company post-acquisition. In November 2015, he established TN3, LLC to pursue diverse investment opportunities, including the acquisition of preferred stock of Innovest. Mr. Martin has a Bachelor of Science in Business Administration from John Carrol University. Mr. Martin previously filed for bankruptcy as a result of his personal guarantee of the obligations of an unrelated company, and the bankruptcy was discharged in May 2015.

Dwain K. Morris-Irvin, PhD, MPH, age 54, is a published researcher and patent author. Dr. Irvin stepped into the CEO role at NovAccess on October 15, 2020, after heading the biotechnology division of Innovest Global, Inc. NovAccess acquired StemVax, LLC from Innovest on September 8, 2020. Dr. Irvin received his PhD from the University of California, Los Angeles School of Medicine, his MPH from UCLA School of Public Health, and trained at The Wallenberg Neuroscience Center at Lund University in Lund, Sweden. He was also a professor, faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. Dr. Irvin received his PhD in Molecular & Medical Pharmacology and Developmental Neuroscience with an emphasis on neural stem cell fate and differentiation. His research focused on neural development and notch signaling in mammalian neural stem cells. He also worked as an NIH/NINDS post-doctoral fellow in Dr. Anders Bjorklund’s laboratory in Lund, Sweden. There, his focus was on research projects that investigated the potential role of cell replacement therapy for patients with Parkinson’s disease. They developed several protocols for the efficient generation of dopaminergic neurons from forebrain and ventral midbrain stem and progenitor cells. Dr. Irvin also worked as a research scientist, assistant professor, and faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. He led research investigations in the role of adaptive immunity in Parkinson’s disease. He also developed two patents in the area of immunotherapy for brain tumor patients, specifically glioblastoma multiforme (GBM). His research team focused on molecular mechanisms that impart therapeutic resistance in cancer cells, including cancer stem cells, to develop novel immunotherapies for brain tumor patients.

Neil J. Laird, age 69, is an experienced financial executive who works with emerging companies to provide accounting and finance related services. He joined NovAccess as fractional chief financial officer on September 10, 2021. Since 2017, he has worked with several technology and other companies as a consultant. From June 2011 until November 2016, Mr. Laird served as the chief financial officer of Mobileum Inc., a private company providing roaming and other solutions to the telecommunications industry. Previously he was CFO of SumTotal Systems, Inc., a provider of enterprise learning management systems, and before that, CFO of ADAC Laboratories, a provider of nuclear medicine and PET systems. Both SumTotal Systems and ADAC Laboratories were publicly traded companies. Mr. Laird has an MA from the University of Cambridge and is qualified as a UK chartered accountant.

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

Renard Currie, MBA, has over twenty years’ experience as a product executive in healthcare information technology. He is currently the senior global director for Infor Inc. Since 2001, he has served as chief operating officer and vice president of product management for leading healthcare IT companies, including KnowMed, Healthvision and Quovadx. Mr. Currie’s leadership turns new ideas into profitable products through building successful cross-functional product development and management teams, fostering a culture of design-driven product development, microservices architecture and beautiful user experience. He has led the effort to develop a multi-tenant interoperability solution with infused artificial intelligence powered by InforOS. He has also led sales, marketing, product management, product development and service organizations of a cloud-based healthcare data platform start-up company. More recently, Mr. Currie’s expertise has focused on software development for successful transition of on-premise products to the cloud. His product development experience includes health interoperability, digital health, health analytics and artificial intelligence.

Laina King, Ph.D., is a management consultant, administrator, researcher, external grant reviewer and tenured professor with more than fifteen years of administrative experience in the for-profit, not‐for‐profit, federal agency and academic environments. She obtained her doctoral and postdoctoral training at the University of Michigan, Harvard and the Coverdale Institute. Her past five years have been with the United States Department of Health and Human Services Food & Drug Administration (FDA/CDER & FDA/OEA) and National Institutes of Health Office of the NIH Director. Prior to these engagements, she was a senior administrator and principal investigator at Keystone Symposia on Molecular & Cellular Biology, associate academic dean and professor of pharmaceutical sciences in a college of pharmacy and a tenured professor of management at an AACSB school of business. Significant academic appointments include being a voting Member of the AMA/AAMC Liaison Committee on Medical Education (LCME), commissioner at the North Central Association of Colleges & Schools, and steering committee member of the CDC Health Disparities Institute Development Group. Her research, national presentations and publications are in the areas of organizational behavior, advanced academic mentoring and positioning, graduate education training program implementation and operational management. Dr. King has authored numerous peer reviewed articles and book chapters and has edited a three volume book series on managed care. Her consulting experience includes work with the Military District of Washington, Japan Consultant for the Department of Defense, American Council on Education and multiple health care professional credentialing agencies.

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

Item 11. Executive Compensation.

On June 2, 2020, Daniel G. Martin became the sole director, chairman of the board and interim chief executive and financial officer of NovAccess after acquiring all of the outstanding shares of our preferred stock from Tom Djokovich, who served as our president and chief executive officer prior to Mr. Martin joining the company. After we acquired StemVax, Dr. Dwain K. Morris-Irvin joined NovAccess as CEO on October 15, 2020. On October 21, 2020, L. Michael Yukich joined NovAccess as our fractional chief financial officer. Mr. Yukich retired on September 10, 2021 and was replaced by Neil J. Laird.

The following table summarizes information with respect to compensation earned by our executive officers in fiscal 2021 and 2020.

Name and Principal Position	Year	Salary	Stock Awards (1)	Deferred Compensation	All Other Compensation	Total
Dwain K. Morris-Irvin (2) Chief Executive Officer	2021	$183,232	$846,000	$201,383	$42,931	$1,273,547
Daniel G. Martin (3)	2021	—	—	—	—	—
Chairman of the Board	2020	—	—	—	—	—
Neil J. Laird Chief Financial Officer	2021	—	8,000	—	—	8,000
L. Michael Yukich Former CFO	2021	31,470	116,000	—	—	147,470

1.    The amounts reported reflect awards of unregistered shares of our common stock. The shares are not subject to vesting or forfeiture. We value stock awards in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718. For more information about the assumptions underlying our valuation, please see Note 2 of the notes to our consolidated financial statements for the year ended September 30, 2021.

2.    To assist NovAccess conserve cash in fiscal 2021, Dr. Irvin agreed to defer payment of $151,383 in salary and a $50,000 bonus. These amounts are reported in the Deferred Compensation column. The amount reported in the All Other Compensation Column reflects payments made by NovAccess for Dr. Irvin’s health, vision and dental insurance and $30,000 paid to Dr. Irvin as a consultant before he joined NovAccess as CEO.

We do not have employment, retirement or change-of-control agreements with any of our executive officers. Daniel Martin, the sole member of our board in fiscal 2021, did receive any compensation for serving as a director during the year.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our stock by each of our directors and senior executive officers, all of our directors and executive officers as a group, and each other person we know beneficially owns more than 5% of our stock. The information is as of January 1, 2022.

Unless otherwise noted, the address of each beneficial owner listed in the table is c/o NovAccess Global Inc., 8834 Mayfield Road, Suite C, Chesterland, Ohio 44026.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of stock that they beneficially own, subject to applicable community property laws. Except as indicated by the footnotes, applicable percentage ownership is based on 14,551,697 shares of common stock outstanding.

Shareholder	Shares Held	Percentage

Daniel G. Martin, Chairman of the Board (1)	250,000,000	94.5%
Dwain K. Morris-Irvin, Chief Executive Officer	1,800,000	12.4%
Neil J. Laird, Chief Financial Officer	10,000	0.1%
All Directors and Executive Officers as a Group (2)	251,810,000	95.2%

Innovest Global, Inc. 8834 Mayfield Road Chesterland, Ohio 44026	7,500,000	34.0%

1.    Represents shares of our common stock issuable upon the conversion of 25,000 shares of our preferred stock owned by TN3, LLC. Mr. Martin owns TN3 and is considered to be the beneficial owner of the preferred stock owned by TN3. Each share of preferred stock is convertible at the option of the holder into 10,000 shares of our common stock and entitles the holder to cast 40,000 votes on any action presented to our shareholders. The 250.0 million common shares issuable upon conversion of the preferred were added to our outstanding shares to determine Mr. Martin’s percentage. Does not include 7.5 million common shares owned by Innovest Global, Inc. Mr. Martin is a major shareholder and the chief executive officer of Innovest. Mr. Martin disclaims beneficial ownership of the shares owned by Innovest.

2.    Includes Messrs Martin, Irvin and Laird. Includes shares of our common stock issuable upon the conversion of preferred stock owned by TN3, a company owned by Mr. Martin.

Equity Compensation Plan Information

On June 2, 2020, we issued to each of our former directors (Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak) a warrant to purchase up to 500,000 shares of our common stock for $0.01 per share (adjusted for the 1-for-1,000 reverse stock split effective August 25, 2020). We did not have any other equity compensation plans on September 30, 2021. The following table summarizes information about our equity compensation plans at fiscal year-end.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have adopted a code of ethics and business conduct that applies to our directors, advisory board members and officers (including our chief executive and financial officers). Our code of ethics is reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct; (2) full and accurate disclosure in reports that we file with the SEC; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to our chief compliance officer; and (5) accountability for adherence to the code. Under the code of ethics, directors, advisory board member and executive officers must seek determinations and prior authorizations or approvals of potential conflicts of interest, including transactions with related parties, exclusively from our board of directors. Our code of ethics is available on our website at www.NovAccessGlobal.com.

The sole member of our board directors, Daniel Martin, previously served as our interim chief executive and financial officer and is a significant shareholder. As a result, he is not considered an independent director. Because our board has only one member, the board does not currently have a formal policy concerning the review and approval or ratification of transactions with directors, officers and other parties related to NovAccess. As our new biotechnology-oriented business expands we intend to add members to our board and adopt a formal policy addressing transactions with related parties.

On September 4, 2020, we entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provides us with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement is three years, with subsequent one-year renewals. TN3 holds all of our outstanding preferred stock and is owned by Daniel Martin. We paid TN3 $99,148 under the agreement in fiscal 2021, but did not make all required payments. As of September 30, 2021, we owed TN3 $290,852 under this agreement.

On September 4, 2020, TN3, LLC issued promissory notes to two private investors each for $25,000 and provided the $50,000 in note proceeds to NovAccess to fund working capital. On November 23, 2020, we issued 64,103 shares of our common stock to each of the two investors in cancellation of the TN3 promissory notes. TN3 holds all of our outstanding preferred stock and is owned by Daniel Martin.

During fiscal 2020, we received advances of $23,802 from our chairman Daniel Martin and $485 from our chief executive officer Dwain Morris-Irvin. The advances were used to fund operating expenses and were paid in full during fiscal 2021.

During fiscal and 2020 and 2021, we received advances of $82,922 from Innovest Global, Inc. The advances were used to fund operating expenses and remained outstanding in full as of September 30, 2021. On March 30, 2021, NovAccess issued an unsecured promissory note to Innovest with principal and waived interest in the amount of $25,000. The note was paid in full during fiscal 2021. Daniel Martin is the chief executive officer, chairman of the board and a significant shareholder of Innovest.

On December 30, 2021, we obtained a $25,000 loan from each of Dwain Morris-Irvin, the company’s chief executive officer, Neil Laird, the company’s chief financial officer, and Amit Mulchandani, chief executive officer of Letzhangout, LLC, a company that provides accounting consulting services to NovAccess. NovAccess issued to each of Messrs. Irvin, Laird and Mulchandani a demand promissory note for $25,000 evidencing the loans. The notes are due on demand and bear interest at 10% per year. NovAccess used the $75,000 loan proceeds to retire a loan from Power Up Lending Group Ltd. and for general working capital purposes.

Item 14. Principal Accountant Fees and Services.

On November 18, 2019, we engaged M&K CPAS, PLLC (“M&K”) to serve as our principal independent registered public accounting firm. For the fiscal year ended September 30, 2021, we paid audit fees to M&K of $31,950 for professional services for the audit of our annual financial statements included in our Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q. For the fiscal year ended September 30, 2020, we paid audit fees to M&K of $28,325 for the same services. We did not pay M&K audit-related fees, tax fees, or other fees in fiscal 2021 or 2020. Our board of directors does not currently have an audit committee, but all of the services provided by M&K were pre-approved by our board.

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

3.5	Certificate of Designation of Series B Convertible Preferred Stock dated September 4, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s September 4, 2020 Form 8-K)
3.6	Bylaws (incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000)
10.1	2014 XsunX, Inc. Stock Option and Award Plan, dated May 20, 2014 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated May 21, 2014)
10.2	Management Services Agreement between NovAccess Global Inc. and TN3, LLC dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s September 4, 2020 Form 8-K)
10.3	Membership Interest Purchase Agreement dated June 2, 2020 between the Company and Innovest Global, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2020 Form 10-K)
10.4

Form of Company Warrant for the Purchase of 500,000,000 Shares of Common Stock dated June 2, 2020 issued to Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak (incorporated by reference to Exhibit 10.4 to the Company’s September 30, 2020 Form 10-K)

10.5	Transition Services Agreement dated June 2, 2020 between the Company and Solar Energy Builders, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s September 30, 2020 Form 10-K)
10.6	Stock Purchase Agreement among XsunX, Inc., Tom Djokovich and TN3, LLC, dated March 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s March 31, 20202 Report on Form 10-Q)
10.7

Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18-month extension to a promissory note that had become due September 30, 2015 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated January 8, 2016)

10.8	Loan Agreement for $25,000 between NovAccess Global Inc. and Innovest Global, Inc. dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2021 Form 10-Q)
10.9	Securities Purchase Agreement dated May 28, 2021 between NovAccess Global Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s May 28, 2021 Form 8-K)
10.10

Convertible Promissory Note dated May 28, 2021 in the original principal amount of $55,000 issued by NovAccess Global Inc. to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s May 28, 2021 Form 8-K)

10.11	Securities Purchase Agreement dated July 6, 2021 between NovAccess Global Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s July 6, 2021 Form 8-K)
10.12

Convertible Promissory Note dated July 6, 2021 in the original principal amount of $38,750 issued by NovAccess Global Inc. to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s July 6, 2021 Form 8-K)

10.13	Securities Purchase Agreement dated August 20, 2021 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s August 20, 2021 Form 8-K)
10.14

Promissory Note dated August 20, 2021 in the original principal amount of $500,000 issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s August 20, 2021 Form 8-K)

10.15

Common Stock Purchase Warrant dated August 20, 2021 for 1.0 million shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s August 20, 2021 Form 8-K)

10.16	Security Agreement dated August 20, 2021 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s August 20, 2021 Form 8-K)
10.17

Form of Demand Promissory Note dated December 30, 2021 in the original principal amount of $25,000 issued by NovAccess Global Inc. to each of Dwain K. Morris-Irvin, Neil J. Laird, and Amit Mulchandani (incorporated by reference to Exhibit 10.1 to the Company’s December 30, 2021 Form 8-K)

10.18

Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated November 26, 2014)

10.19

Form of Addendum extending the maturity date to April 13, 2018 for a Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated December 14, 2016)

10.20

Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated November 12, 2013)

10.21

Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q dated August 18, 2014)

10.22

Form of Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q dated May 15, 2017)

10.23

Form of Addendum extending the maturity date to May 12, 2022 for a Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated January 7, 2019)

10.24

Form of Convertible 10% Promissory Note issued on May 8, 2018, used in connection with the sale of a convertible promissory note in the amount of $25,000 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated May 14, 2018)

10.25

Form of Convertible 10% Promissory Note issued on August 6, 2018, used in connection with the sale of a convertible promissory note in the amount of $30,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed dated August 14, 2018)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

Not required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: January 13, 2022	/s/ Dwain Morris-Irvin
By Dwain Morris-Irvin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2022	/s/ Daniel G. Martin
Daniel G. Martin, Chairman of the Board

Date: January 13, 2022	/s/ Dwain Morris-Irvin
Dwain Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2022	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)