Form 10-Q
period 2021-12-31
NovAccess Global Inc.
filed 2022-02-18
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission File Number: 000-29621

NovAccess Global, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8834 Mayfield Road, Suite C, Chesterland, Ohio 44026

(Address of principal executive offices)(Zip Code)

(440) 644-1027

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 14,941,697 shares of common stock outstanding on February 17, 2022.

PART I — FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Cautionary Statement Concerning Forward-Looking Statements	16
Results of Operations for the First Quarter of Fiscal 2022 Ended December 31, 2021 Compared to the First Quarter of Fiscal 2021 Ended December 31, 2020	16
Liquidity and Capital Resources	17
Off-Balance Sheet Arrangements	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4. Controls and Procedures.	18
Evaluation of Disclosure Controls and Procedures	18
Changes in Internal Control Over Financial Reporting	18

PART II — OTHER INFORMATION	19
Item 1. Legal Proceedings.	19
Item 1A. Risk Factors.	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3. Defaults Upon Senior Securities.	19
Item 4. Mine Safety Disclosures.	19
Item 5. Other Information.	19
Item 6. Exhibits.	20
SIGNATURES	21

Part I — Financial Information

Item 1. Financial Statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$24,699	$180,668
Employee Advances	-	380
Prepaid expenses	11,337	27,086

TOTAL ASSETS	$36,036	$208,134

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$172,658	$143,074
Other payable	66,894	66,894
Accrued expenses and interest on notes payable	410,629	356,683
Accrued payroll	9,791	10,712
Deferred compensation	256,864	201,383
License Fees Payable	40,402	40,402
Derivative liability	2,105,423	2,553,979
Derivative liability warrants	265,968	372,643
Due to related party	86,073	82,922
Promissory note payable net of debt discount and debt issuance costs of $140,299 and $395,027, respectively	359,701	104,973
Bridge Loans Payable - related parties	75,000	-
Loan payable, related party	12,000	12,000
Convertible promissory notes net of debt discount and debt issuance costs of $0 and $69,567, respectively	-	24,683

Total Current Liabilities	3,861,403	3,970,348

LONG TERM LIABILITIES
Convertible promissory notes	165,880	165,880

Total Long Term Liabilities	165,880	165,880

TOTAL LIABILITIES	4,027,283	4,136,228

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 25,000 and 25,000 shares issued and outstanding, respectively	250	250
Common stock, no par value; 2,000,000,000 authorized common shares 14,651,697 and 14,404,030 shares issued and outstanding, respectively	41,962,690	41,882,535
Additional paid in capital	5,351,398	5,351,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	5,088,324	5,088,324
Accumulated deficit	(60,604,869)	(60,461,561)

TOTAL SHAREHOLDERS' DEFICIT	(3,991,247)	(3,928,094)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$36,036	$208,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020

OPERATING EXPENSES
Research and development expenses	42,399	-
Selling, general and administrative expenses	279,930	1,399,890

TOTAL OPERATING EXPENSES	322,329	1,399,890

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(322,329)	(1,399,890)

OTHER INCOME/(EXPENSES)
Gain on change in derivative liability	459,026	1,562,605
Extinguishment of derivatives	96,205	-
Interest expense	(376,210)	(7,601)

TOTAL OTHER INCOME/(EXPENSES)	179,021	1,555,004

NET INCOME (LOSS)	$(143,308)	$155,114

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.03

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	14,460,284	5,816,036
DILUTED	14,460,284	9,354,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

							Additional	Stock Options/	Paid in Capital,
	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock		Paid-in	Warrants	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Paid in Capital	Stock	Deficit	Total
Balance at September 30, 2020	-	$-	25,000.00	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common Stock issued for StemVax acquisition - from stock payable	-	-	-	-	7,500,000	$6,375,000	$(6,375,000)	-	-	-	-

Stock compensation cost	-	-	-	-	1,800,000	846,000	-	-	-	-	846,000

Common Stock issued for services	-	-	-	-	258,889	121,678	-	-	-	-	121,678

Common Stock issued , subscriptions	-	-	-	-	683,762	125,000	-	-	-	-	125,000

Common Stock payable for services	-	-	-	-	-	-	20,000	-	-	-	20,000

Net Loss	-	-	-	-	-	-	-	-	-	155,114	155,114
Balance at December 31, 2020	-	$-	25,000.00	$250	11,846,143	$40,837,102	$5,355,398	$4,210,960	$5,088,324	$(57,793,972)	$(2,301,938)

Balance at September 30, 2021	-	$-	25,000.00	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Stock compensation cost	-	-	-	-	10,000	$8,000	-	-	-	-	$8,000

Common Stock issued for services	-	-	-	-	36,667	$21,955	-	-	-	-	$21,955

Common Stock issued , subscriptions	-	-	-	-	201,000	$50,200	-	-	-	-	$50,200

Net Loss	-	-	-	-	-	-	-	-	-	$(143,308)	$(143,308)
Balance at December 31, 2021	-	$-	25,000.00	$250	14,651,697	$41,962,690	$5,351,398	$4,210,960	$5,088,324	$(60,604,869)	$(3,991,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(143,308)	$155,114
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	324,295	-
(Gain) Loss on change in derivative liability	(459,026)	(1,562,606)
Extinguishment of derivatives	(96,205)	-
Stock compensation expense	8,000	846,000
Stock issued and issuable for services	21,955	121,678

Changes in Assets and Liabilities:
Employee advances	380	-
Prepaid expenses	15,749	-
Accounts payable	29,584	128,965
Other payable	-	1,590
Accrued expenses and interest on notes payable	53,946	18,763
Accrued payroll	(921)	5,821
Deferred compensation	55,481	177,938
License fees payable	-	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	(190,070)	(116,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	50,200	145,000
Due to related party	3,151	3,477
Payments on convertible notes payable	(94,250)	-
Proceeds from bridge loans payable - related parties	75,000	-
Payments on related party loan payable	-	(24,109)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,101	124,368

NET INCREASE (DECREASE) IN CASH	(155,969)	7,631

CASH, BEGINNING OF PERIOD	180,668	178

CASH, END OF PERIOD	$24,699	$7,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$54,714	$1,386
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Accrued interest capitalized into convertible notes	$-	$1,248
Shares issued for StemVax acquisition - from stock payable	$-	$6,375,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global Inc. (“NovAccess,” the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc. The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. In June 2020, the Company was acquired and changed its name to NovAccess Global Inc.

Line of Business

NovAccess Global Inc. is a biopharmaceutical company that is developing novel immunotherapies to treat brain tumor patients in the United States with plans to expand globally. We specialize in cutting-edge research related to utilizing a patient’s own immune system to attack the cancer. We are filing an Investigational New Drug Application (IND) and working closely with the Food and Drug Administration (FDA) to obtain approval for human clinical trials to determine safety and efficacy of our drug product for brain cancer patients. Once we have successfully completed the clinical trials and proven that the new therapy is safe and efficacious, we plan to commercialize the product. We also have expertise in successfully executing clinical trials, bringing products to market and increasing the market size of products through our advisory board. Our scientists are well versed in immunology, stem cell biology, neuroscience, molecular biology, imaging, small molecules development, gene therapy and other technical assays needed for protein and genetic analysis of cancer cells.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ended September 30, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2021.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders and lenders since its inception through the period ended December 31, 2021. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

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

DECEMBER 31, 2021 AND 2020

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

	For the Three Months Ended
	December 31,
	2021	2020

Gain (Loss) to common shareholders (Numerator)	$(143,308)	$155,114

Basic weighted average number of common shares outstanding (Denominator)	14,460,284	5,816,036

Diluted weighted average number of common shares outstanding (Denominator)	14,460,284	9,354,067

Diluted weighted average number of shares for the three months ended December 31, 2021 is the same as basic weighted average number of shares because the Company had a net loss for the three months ended December 31, 2021.

The Company has included shares issuable from convertible debt of $219,952 for the three months ended December 31, 2020, because their impact on the income per share is dilutive.

The Company also included shares issuable from 2,000,000 options issued to compensate our former directors for serving on the board without compensation in fiscal 2019 for the three months ended December 31, 2020, because their impact on the income per share is dilutive.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted Accounting Standards Codification (“ASC”) Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, an established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

DECEMBER 31, 2021 AND 2020

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of December 31 and September 30, 2021. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at December 31 and September 30, 2021:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2021	$2,553,979	$-	$-	$2,553,979
Derivative Liability warrants at fair value as of September 30, 2021	$372,643	$-	$-	$372,643
Derivative Liability at fair value as of December 31, 2021	$2,105,423	$-	$-	$2,105,423
Derivative Liability warrants at fair value as of December 31, 2021	$265,968	$-	$-	$265,968

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability	Derivative Liability Warrants
Balance as of September 30, 2021	2,553,979	372,643
Extinguishment of derivatives	(96,205)	-
Net (Gain)/Loss on change in fair value of derivative liability	(352,351)	(106,675)
Ending balance as of December 31, 2021	$2,105,423	$265,968

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

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

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption was permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of ASU 2016-15, which had no effect on the Company’s financial statements.

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption was permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12, which had no effect on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted. The Company has evaluated the impact of the adoption of ASU 2018-13, which had no effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.    CAPITAL STOCK

At December 31, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

3.    CAPITAL STOCK (Continued)

Preferred Stock

As of December 31, 2021 the Company had 25,000 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the former President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock could cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. Each share of outstanding Series B Preferred Stock entitles the holder to cast 40,000 votes. Each share of Series B Preferred Stock is convertible at the option of the holder into 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividend for Series B Preferred Stock shall be declared on an as converted basis.

Common Stock

Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

During the period ended December 31, 2021, the Company issued 147,667 shares of common stock. 36,667 shares were issued to various vendors for services provided; 101,000 shares were issued in relation to stock subscriptions; and 10,000 shares were issued to related parties (please refer to Note 12 for more details).

During the period ended December 31, 2020, the Company issued 10,242,651 shares of common stock. 258,889 shares were issued to various vendors for services provided; 683,762 shares were issued in relation to stock subscriptions; and 9,300,000 shares were issued to related parties.

4.    CONVERTIBLE PROMISSORY NOTES

As of December 31, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$165,880
Less current portion	-
Total long-term liabilities	$165,880

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2023	165,880
$165,880

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “November Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The November Note matures eighteen months from each advance. The November Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the November Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the November Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the November Note. During the period ended December 31, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of December 31, 2021, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “May Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the May Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The May Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. During the period ended December 31, 2021, the Company and lender agreed to extend the maturity date for all tranches of the note to June 30, 2023. The May Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of December 31, 2021, the balance remaining on the May Note was $115,000.

On June 2, 2021, the Company issued a 12% unsecured convertible promissory note (the “June Note”) for the principal sum of $55,500 plus accrued interest. The June Note matures on June 2, 2022. The June Note may be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021 the Company paid the balance of this note to the lender including accrued interest and prepayment settlement fee of $17,520. The Company recorded amortization of debt discount of $36,493 and amortization of debt issuance costs of $1,458, both of which were recognized as interest expense during the three months ended December 31, 2021. The Company also recognized a gain of $59,915 on the extinguishment of this convertible note during the three months ended December 31, 2021. As of December 31, 2021, the balance of the June Note was $0.

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July Note”) for the principal sum of $38,750 plus accrued interest. The July Note matures on July 6, 2022. The July Note may be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021 the Company paid the balance of this note to the lender including accrued interest and prepayment settlement fee of $16,936. The Company recorded amortization of debt discount of $29,620 and amortization of debt issuance costs of $1,996, both of which were recognized as interest expense during the three months ended December 31, 2021. The Company also recognized a gain of $36,289 on the extinguishment of this convertible note during the three months ended December 31, 2021. As of December 31, 2021, the balance of the June Note was $0.

On August 20, 2021, the Company issued a 10% unsecured promissory note (the “August note”) for the principal sum of $500,000 plus accrued interest. The August Note matures on February 20, 2022, unless extended for up to an additional six months. The August Note may be converted, only following an event of default, and therefore not included in summary of convertibles note, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company recorded amortization of debt discount of $200,007 related to derivative portion of the August Note and amortization of debt issuance costs of $37,250, both of which were recognized as interest expense during the three months ended December 31, 2021, as well as $17,470 amortization of debt discount representing commitment fee, recorded as commitment fee expense in the consolidated statement of operations for the three months ended December 31, 2021. As of December 31, 2021, the balance of the August Note was $500,000, which is the total of initial debt discount of $391,319, initial debt issuance costs of $74,500 and initial debt discount representing a commitment fee of $34,181.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

4.    CONVERTIBLE PROMISSORY NOTES (Continued)

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

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

At December 31, 2021, the fair value of the derivative liability was $2,105,423.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.05%and 0.73%
Stock volatility factor	Between 103.0% and 325.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTES – RELATED PARTY

As of March 31, 2016, Company issued the remaining unsecured Convertible Promissory Notes (the “Notes”) in the amount of $12,000 to a Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

6. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period.

At December 31, 2021 and September 30, 2021, the fair value of the derivative liability warrants was $265,968 and $372,643, respectively.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	1.26%
Stock volatility factor	139%
Months to Maturity	5 years
Expected dividend yield	None

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

7.    OPTIONS

On June 2, 2020, the Company issued 2,000,000,000 options to purchase common stock at an exercise price of $0.01 per share (adjusted for the August 2020 stock split). These options will be exercisable on a cashless basis for a period of ten years from August 25, 2020. The purpose of the options is to compensate our directors for serving on the board without compensation in fiscal 2019. It is difficult to assess the value of the options given the highly limited trading in our common stock, the fact that the options shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019 and believe that the value of the options to be issued to each of our resigning directors approximates that amount.

At December 31, 2021, the weighted average remaining contractual life of options outstanding:

	December 31, 2021
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	8.42

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2021 and September 30, 2021:

	12/31/2021	9/30/2021
Trade accounts payable	$172,658	$143,074
Credit cards payable	66,894	66,894
Accrued liabilities	410,629	356,683
Accrued payroll	9,791	10,712
Deferred compensation	256,864	201,383
License Fees Payable	40,402	40,402
	957,238	819,148

9.    BRIDGE LOANS PAYABLE - RELATED PARTIES

During the period ended December 31, 2021, the Company’s CEO, CFO as well as one of the Company’s service providers, each advanced funds to the Company for operating expenses in the total amount of $75,000. The notes are payable on demand with a five business day written notice and bear interest at a rate of 10% per annum. The Company may prepay all or any part of the balance owed without penalty. In the event of the default, the notes will bear additional interest at a rate of 12% per annum. As of December 31, 2021, no payments of principal or interest had been made.

10.    DUE TO RELATED PARTY

During the periods ended December 31, 2021, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $86,073. As of December 31, 2021, the amount has not been reimbursed to Innovest. Our Chairman Daniel Martin was the CEO of Innovest when the funds were advanced. Imputed interest is calculated on an annual basis at the market rate and is estimated to equal $516 as of December 31, 2021.

11. COMMITMENTS AND CONTINGENCIES

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

12. RELATED PARTY TRANSACTIONS

On September 4, 2020, the Company entered into a management services agreement (the “Agreement”) with TN3, LLC. Pursuant to the Agreement, TN3 will provide NovAccess with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the Agreement is three years, with subsequent one-year renewals. During the three months ended December 31, 2021, $40,000 was paid to TN3 in relation to this Agreement with the balance of $340,852 reported as the outstanding payable amount.

TN3 holds all of our outstanding preferred stock and is owned by Daniel G. Martin, our chief executive officer at the time of this transaction, and the sole member of our board of directors as of the period ended December 31, 2021.

On October 4, 2021, the Company issued 10,000 shares of common stock to Neil J. Laird to compensate him for serving as our chief financial officer. The stock-based compensation expense in the amount of $8,000 was reported on the Company’s financial statements for the three months ended December 31, 2022.

13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events as of February 17, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On January 31, 2022, NovAccess entered into a preferred stock redemption agreement (the “Agreement”) with TN3, LLC (“TN3”), Mr. Daniel G. Martin, Irvin Consulting, LLC (“IC”), and Dr. Dwain Morris-Irvin. Mr. Martin is our chairman of the board and owns TN3. Dr. Irvin is our chief executive officer and owns IC.

TN3 owns 25,000 shares of our Series B Convertible Preferred Stock, $0.01 par value per share (the “Shares”). Each Share is convertible at the option of TN3 into 10,000 shares of our common stock and entitles TN3 to cast 40,000 votes on any action presented to our shareholders. Pursuant to the Agreement, we will redeem 24,400 of the Shares and IC will purchase 600 of the Shares.

To redeem the preferred shares, we will pay TN3 a total of $250,000 over a period of ten months, with payment accelerated if the company raises significant capital. Currently, we owe TN3 $340,852 (see note 12 for more details) under a management services agreement. Pursuant to the Agreement, TN3 will agree to forgo these amounts and the parties will terminate the management agreement. IC will pay NovAccess $6,000 to reimburse the company for IC’s share of the purchase price.

In addition to the cash payments, we will issue to TN3 1,502,670 unregistered common shares, which is equal to 10% of the outstanding common stock of NovAccess on the date the Agreement was signed. Pursuant to their terms, the Shares are convertible into 250,000,000 shares of common stock. IC will pay NovAccess $1,223 to reimburse the company for IC’s share of the common stock portion of the purchase price.

Upon completion of the redemption, Mr. Martin will resign from the NovAccess board and be replaced by Dr. Irvin and John Cassarini. In addition, IC will own 600 Shares but there will be no other shares of NovAccess preferred stock outstanding.

Subsequent to the fiscal quarter ended December 31, 2021, 290,000 shares of common stock were issued by the Company for investment in the Company by various private investors.

On February 15, 2022, NovAccess Global Inc. (“NovAccess” or the “company”), entered into a securities purchase agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”) and issued a promissory note in the principal amount of $250,000 (the “note”) to AJB pursuant to the SPA. The loan closed and was funded on February 16, 2022. NovAccess will use the proceeds of the loan for general working capital purposes.

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2021 AND 2020

13.  SUBSEQUENT EVENTS (Continued)

The note has an original issuance discount of 10% of the principal and bears interest at 10% a year. The note is due on August 15, 2022 but may be extended for six months by NovAccess. NovAccess may prepay the note at any time without penalty. Under the terms of the note, NovAccess may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. NovAccess’ failure to make required payments under the note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the SPA or note, the note will bear interest at 20%, AJB may immediately accelerate the note due date, AJB may convert the amount outstanding under the note into shares of NovAccess common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NovAccess provided customary representations and covenants to AJB in the SPA. NovAccess’ breach of any representation or failure to comply with the covenants would constitute an event of default. Also pursuant to the SPA, NovAccess paid AJB a commitment fee of 300,000 unregistered shares of the company’s common stock (the “commitment fee shares”). If, after August 15, 2022 and before August 15, 2023, AJB has been unable to sell the commitment fee shares for $150,000, then AJB may require NovAccess to issue additional shares or pay cash in the amount of the shortfall. However, if NovAccess pays the note off before August 15, 2022, then the company may redeem 150,000 of the commitment shares for one dollar. Pursuant to the SPA, NovAccess also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 500,000 shares of the company’s common stock for $1.50 a share. The warrant expires on February 15, 2027. NovAccess agreed to register the shares issuable upon exercise of the warrant no later than August 15, 2023. NovAccess entered into a security agreement with AJB (the “security agreement”) pursuant to which NovAccess granted to AJB a security interest in all of the company’s assets, including the equity of StemVax, LLC, securing NovAccess’ obligations under the SPA, note and warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. Risk Factors of our Form 10-K for the fiscal year ended September 30, 2021.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the factors described in other documents that NovAccess files from time to time with the SEC.

Results of Operations for the First Quarter of Fiscal 2022 Ended December 31, 2021 Compared to the First Quarter of Fiscal 2021 Ended December 31, 2020

Revenue and Cost of Sales:

The Company generated no revenue or cost of goods sold for the first quarter of fiscal 2022 and 2021.

Research and development expenses

In the first quarter of 2022 the Company incurred $42,399 in research and development expenses related to activities performed by Dr. Christopher Wheeler and Dr. Dwain K. Morris-Irvin related to preparing the application to obtain FDA approval to start human clinical trials for StemVax Glioblast (SVX-GB).

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses decreased by $1,119,960 during the first quarter of fiscal 2022 to $279,930 as compared to $1,399,890 for the first quarter of fiscal 2021. The decrease in SG&A expenses was related primarily to the Company recognizing $846,000 in stock compensation expense in connection with the issuance of stock to our chief executive officer in fiscal 2021, as well as a decrease of $111,841 in professional fees and outside services due to change in providers and timing of investors relations services, partially offset by increases in accounting and legal fees. Payroll expenses also decreased by $79,261 in fiscal 2022 due to a $50,000 bonus accrual for our CEO in fiscal 2021, outsourcing CFO services and allocating a portion of our CEO compensation to research and development expenses in fiscal 2022.

Other Income/(Expenses):

Other net income decreased by $1,375,983 from other income of $1,555,004 for the first quarter of fiscal 2021 to other income of $179,021 for the first quarter of fiscal 2022. The decrease in net total other income was primarily due to recognition of a $1,103,580 lower gain on net change in fair market value of the derivative instruments in the first quarter of 2022 compared to the gain recognized in the first quarter of 2021, as well as recognition of $324,295 amortization of debt discount and debt issuance costs, partially offset by recognition of $96,205 gain on extinguishment of derivative liability.

Net Loss:

For the first quarter of fiscal 2022, our net loss was $179,021 as compared to a net income of $155,114 for the first quarter of fiscal 2021. The decrease in net income of $298,120 was due to a decrease in net other income associated with the net change in derivative instruments estimated each period and increase in interest expense and other financing costs partially offset by a decrease in SG&A expenses in 2022.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2021 of $3,825,367, compared to a working capital deficit of $3,762,214 as of September 30, 2021. The increase of $63,153 in working capital deficit was primarily the result of a decrease in derivative liability and cash, partially offset by an increase in accounts payable, accrued expenses, and deferred compensation.

For the first quarter of fiscal 2022, our cash flow used by operating activities was $190,070, compared to cash flow provided by operating activities of $116,737 for the first quarter of fiscal 2021. The net increase of $73,333 in cash flow used by operating activities was primarily due to lower gain on change in derivative liabilities and lower stock issuances partially offset by changes in assets and liabilities.

There was no cash flow provided by/(used in) investing activities for the first quarter of fiscal 2022 or 2021.

Cash flow provided by financing activities was $34,101 for the first quarter of fiscal 2022, compared to cash used by financing activities of $124,368 during the first quarter of 2021. The decrease in cash flow provided by financing activities was primarily the result of repayment of certain convertible debt partially offset by cash provided by new borrowings as well as lower cash inflow from subscriptions.

The Company will need to raise additional funds to finance its ongoing operations, complete its Investigational New Drug (IND) application to the FDA and to make payments under its loan agreements. We expect this will require approximately $3.0 million through December 31, 2022. We plan to raise this capital through the issuance of additional common stock as well as obtaining additional debt as needed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of December 31, 2021. Based upon this evaluation, Messrs. Morris-Irvin and Laird concluded that the Company’s disclosure controls and procedures were not effective as of December 31, due to the existence of a material weakness in internal control over financial reporting primarily as a result of an audit adjustment relating to accounting for certain derivatives and other income. To remediate the issue, we are retaining an external accounting consulting firm to assist us with the review and reporting of complex and unusual transactions.

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

Other than as reported above under Evaluation of Disclosure Controls and Procedures to address the material weakness, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings.

We are not involved in any legal proceedings.

Item 1A. Risk Factors.

Please refer to the risk factors listed under Item 1A. Risk Factors of our Form 10-K for the fiscal year ended September 30, 2021 for information relating to certain risk factors applicable to NovAccess.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end of December 31, 2021, we issued 147,667 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

On October 4, 2021, we issued 10,000 unregistered shares of our common shares to Neil J. Laird to compensate him for serving as our chief financial officer. The issuance of shares to Mr. Laird was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

On October 4, 2021 we issued 10,000 unregistered shares of our common stock to Letzhangout, LLC for accounting services provided to NovAccess. On October 4 and November 17, 2021, we issued 8,889 and 17,778 shares, respectively, of our unregistered shares to Satya Chillara, an employee of Darrow Associates, for investor relations services provided to NovAccess. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

During the quarter end of December 31, 2021, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. In November and December, we sold to three investors 51,000 shares for $10,200, 16,667 shares for $5,000, and 33,333 shares for $10,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(a) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended December 31, 2021, NovAccess was not in material default with respect to any its indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended December 31, 2021.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at December 31, 2021 and September 30, 2021,

(ii) the Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2021 and December 31, 2020,

(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three Months Ended December 31, 2021 and 2020,

(iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2021 and December 31, 2020, and

(v) Related Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovAccess Global Inc.

Date: February 17, 2022	/s/ Dwain K. Morris-Irvin
Dwain K. Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)