Form 10-Q
period 2022-03-31
NovAccess Global Inc.
filed 2022-05-16
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-29621

NovAccess Global Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8584 E. Washington Street #127, Chagrin Falls, Ohio 44023

(Address of principal executive offices)(Zip Code)

(213) 642-9268

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 18,398,673 shares of common stock outstanding on May 13, 2022.

Part I — Financial Information

Item 1. Financial Statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$61,609	$180,668
Employee Advances	-	380
Prepaid expenses	21,898	27,086

TOTAL ASSETS	$83,507	$208,134

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$161,922	$143,074
Other payable	66,894	66,894
Accrued expenses and interest on notes payable	105,783	356,683
Accrued payroll	11,268	10,712
Deferred Compensation	270,433	201,383
License Fees Payable	36,912	40,402
Derivative liability	2,400,203	2,553,979
Derivative liability warrants	597,997	372,643
Due to related party	86,073	82,922
Payable to TN3	200,000	-
Promissory notes payable net of debt discount and debt issuance costs of $188,247 and $395,027, respectively	561,753	104,973
Bridge Loans Payable - related parties	4,608	-
Convertible loan payable	12,000	12,000
Convertible promissory notes net of debt discount and debt issuance costs of $0 and $69,567, respectively	-	24,683

Total Current Liabilities	4,515,846	3,970,348

LONG TERM LIABILITIES
Convertible promissory notes	165,880	165,880

Total Long Term Liabilities	165,880	165,880

TOTAL LIABILITIES	4,681,726	4,136,228

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 and 25,000 shares issued and outstanding, respectively	6	250
Common stock, no par value; 2,000,000,000 authorized common shares 17,523,673 and 14,404,030 shares issued and outstanding, respectively	42,921,963	41,882,535
Additional paid in capital	5,356,398	5,351,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	4,747,108	5,088,324
Accumulated deficit	(61,834,654)	(60,461,561)

TOTAL SHAREHOLDERS' DEFICIT	(4,598,219)	(3,928,094)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$83,507	$208,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

OPERATING EXPENSES
Research and development expenses	45,516	8,446	87,915	8,446
Selling, general and administrative expenses	381,428	272,873	661,358	1,672,764

TOTAL OPERATING EXPENSES	426,944	281,319	749,273	1,681,210

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(426,944)	(281,319)	(749,273)	(1,681,210)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	(492,425)	(382,539)	(33,399)	1,180,067
Extinguishment of derivatives	-	-	96,205	-
Extinguishment of debt	(54,813)	-	(54,813)	-
Interest expense	(255,603)	(5,348)	(631,813)	(12,949)

TOTAL OTHER INCOME/(EXPENSES)	(802,841)	(387,887)	(623,820)	1,167,118

NET INCOME (LOSS)	(1,229,785)	(669,206)	(1,373,093)	(514,092)

BASIC INCOME (LOSS) PER SHARE	$(0.08)	$(0.05)	$(0.09)	$(0.06)

DILUTED INCOME (LOSS) PER SHARE	$(0.08)	$(0.05)	$(0.09)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	15,379,289	12,455,164	14,914,920	9,099,121
DILUTED	15,379,289	12,455,164	14,914,920	9,099,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

SIX MONTHS ENDED MARCH 31, 2021
								Stock Options/ Warrants Paid in
									Paid in Capital, Preferred
							Additional Paid-in
	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock					Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2020	-	$-	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common stock issued for StemVax Acquisition - from stock payable	-	-	-	-	7,500,000	6,375,000	(6,375,000)	-	-	-	-

Stock compensation cost	-	-	-	-	2,000,000	936,000	-	-	-	-	936,000

Common stock issued for Services	-	-	-	-	311,945	145,941	-	-	-	-	145,941

Common Stock Issued - Subscriptions	-	-	-	-	1,440,905	295,000	-	-	-	-	295,000

Net Income	-	-	-	-	-	-	-	-	-	(514,092)	(514,092)
Balance at March 31, 2021 (Unaudited)	-	$-	25,000	$250	12,856,342	$41,121,365	$5,335,398	$4,210,960	$5,088,324	$(58,463,178)	$(2,706,881)

SIX MONTHS ENDED MARCH 31, 2022
								Stock Options/ Warrants Paid in
									Paid in Capital, Preferred
							Additional Paid-in
	Preferred Stock, Class A		Preferred Stock, Class B		Common Stock					Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2021	-	$-	25,000.00	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Preferred Stock Redemption	-	-	(24,400)	(244)	1,502,670	525,935	-	-	(341,216)	-	184,475

Stock compensation cost	-	-	-	-	10,000	8,000	-	-	-	-	8,000

Common Stock issued for services	-	-	-	-	265,973	119,480	-	-	-	-	73,861

Common Stock issued , subscriptions	-	-	-	-	791,000	170,200	-	-	-	-	170,200

Common Stock issued as repayment of loans	-	-	-	-	250,000	104,813	-	-	-	-	50,000

Common Stock issued as commitment fee on promissory note payable	-	-	-	-	300,000	111,000	-	-	-	-	111,000

Common Stock Issuable, Subscriptions	-	-	-	-	-	-	5,000	-	-	-	5,000

Net Loss	-	-	-	-	-	-	-	-	-	(1,373,093)	(1,373,093)
Balance at March 31, 2022 (Unaudited)	-	$-	600.00	$6	17,523,673	$42,921,963	$5,356,398	$4,210,960	$4,747,108	$(61,834,654)	$(4,598,219)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the Six Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,373,093)	$(514,092)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	479,689	-
(Gain)/Loss on change in derivative liability	33,399	(1,180,067)
Extinguishment of derivatives	(96,205)	-
Extinguishment of debt	54,813	-
Stock compensation expense	53,619	936,000
Stock issued and issuable for services	73,861	145,941
Stock issued as commitment fee on promissory note payable	79,043	-
Non-cash interest expense on bridge loan	546	-

Changes in Assets and Liabilities:
Employee advances	380	-
Prepaid expenses	5,188	-
Accounts payable	39,700	163,310
Other payable	-	1,590
License fees payable	(3,490)	(10,000)
Accrued expenses and interest on notes payable	144,100	32,999
Accrued payroll	556	23,290
Deferred Compensation	69,050	120,508

NET CASH USED IN OPERATING ACTIVITIES	(438,844)	(280,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	175,200	295,000
Due to related party	3,151	6,628
Proceeds from a note payable	213,000	-
Payments to TN3 for redemption of preferred stock	(50,000)	-
Payments on convertible notes payable	(94,250)	-
Proceeds from bridge loans payable - related parties	75,000	-
Payment on the bridge loans payable	(2,316)
Proceeds from a related party loan	-	25,000
Payments on related party loan payable	-	(24,287)

NET CASH PROVIDED BY FINANCING ACTIVITIES	319,785	302,341

NET INCREASE (DECREASE) IN CASH	(119,059)	21,820

CASH, BEGINNING OF PERIOD	180,668	178

CASH, END OF PERIOD	$61,609	$21,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$71,245	$1,386
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Accrued interest capitalized into convertible note	$546	$2,505
Shares issued for StemVax Acquisition – from stock payable	$-	$6,375,000
Cash payable to TN3 for preferred stock	$200,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended September 30, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2021.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders and lenders since its inception through the period ended March 31, 2022. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary StemVax, LLC. All significant inter-company accounts and transactions between these entities have been eliminated in these condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates made in preparing these consolidated financial statements include the estimate of derivative liabilities, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash in banks and money markets with an original maturity of three months or less.

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the straight-line method over its estimated useful lives:

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

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the effect of stock options and stock-based awards plus the assumed conversion of convertible debt (Notes 4 and 5).

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Loss to common shareholders (Numerator)	$(1,229,785)	$(669,206)	$(1,373,093)	$(514,092)

Basic weighted average number of common shares outstanding (Denominator)	15,379,289	12,455,164	14,914,920	9,099,121

Diluted weighted average number of common shares outstanding (Denominator)	15,379,289	12,455,164	14,914,920	9,099,121

Diluted weighted average number of shares for the three and six months ended March 31, 2022 and March 31, 2021 is the same as basic weighted average number of shares because the Company had net losses for these respective periods.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of March 31, 2022 and September 30, 2021. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at March 31, 2022 and September 30, 2021:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2021	$2,553,979	$-	$-	$2,553,979
Derivative Liability warrants at fair value as of September 30, 2021	$372,643	$-	$-	$372,643
Derivative Liability at fair value as of March 31, 2022	$2,400,203	$-	$-	$2,400,203
Derivative Liability warrants at fair value as of March 31, 2022	$597,997	$-	$-	$597,997

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability	Derivative Liability Warrants
Balance as of September 30, 2021	2,553,979	372,643
Extinguishment of derivatives	(96,205)	-
Initial derivative liabilities	134,384	-
Net (Gain)/Loss on change in fair value of derivative liability	(191,955)	225,354
Ending balance as of March 31, 2022	$2,400,203	$597,997

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of the adoption of ASU 2021-04, which had no effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

At March 31, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of March 31, 2022 the Company had 600 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock and redemption of 24,400 shares of Series B Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the former President and Chief Executive Officer, to the Company valued at fifty dollars, which the Board deemed full and fair consideration. Because of such issuance, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich agreed to sell his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock could cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share to TN3 in exchange for the redemption of 5,000 shares of Series A preferred stock. On March 14, 2022 the Novaccess redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3. Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of NovAccess, purchased remaining 600 shares (please refer to Note 12 for more details).

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

3. CAPITAL STOCK (Continued)

During the six months ended March 31, 2022, the Company issued 3,119,643 shares of common stock. 1,502,670 shares were issued to TN3 as part of the transaction to redeem 24,400 shares of Series B Preferred Stock, 265,973 shares were issued to various vendors for services provided; 791,000 shares were issued in relation to stock subscriptions; 300,000 shares were issued as a commitment fee on a promissory note payable; 250,000 shares were issued as repayment of bridge loans (please refer to Note 4 for more details); and 10,000 shares were issued to related parties (please refer to Note 12 for more details).

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

4. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$165,880
Less current portion	-
Total long-term liabilities	$165,880

Maturities of long-term debt for the next four years are as follows:

Year Ending
September 30,
2023	165,880
$165,880

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matures eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of March 31, 2022, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The 2017 Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of March 31, 2022, the balance remaining on the May Note was $115,000.

On June 2, 2021, the Company issued a 12% unsecured convertible promissory note (the “June Note”) for the principal sum of $55,500 plus accrued interest. The June Note was to mature on June 2, 2022. The June Note could be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021 the Company paid the balance of this note to the lender including accrued interest and prepayment settlement fee of $17,520. The Company recorded amortization of debt discount of $36,493 and amortization of debt issuance costs of $1,458, both of which were recognized as interest expense during the six months ended March 31, 2022. The Company also recognized a gain of $59,915 on the extinguishment of this convertible note during the six months ended March 31, 2022. As of March 31, 2022, the balance of the June Note was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July Note”) for the principal sum of $38,750 plus accrued interest. The July Note was to mature on July 6, 2022. The July Note could be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021 the Company paid the balance of this note to the lender including accrued interest and prepayment settlement fee of $16,936. The Company recorded amortization of debt discount of $29,620 and amortization of debt issuance costs of $1,996, both of which were recognized as interest expense during the six months ended March 31, 2022. The Company also recognized a gain of $36,289 on the extinguishment of this convertible note during the six months ended March 31, 2022. As of March 31, 2022, the balance of the June Note was $0.

On August 20, 2021, the Company issued a 10% unsecured promissory note (the “August Note”) for the principal sum of $500,000 plus accrued interest. The August Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August Note may be converted, only following an event of default, and therefore not included in summary of convertibles note, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. In February 2022 the Company extended the term of the August note for an additional six months. The extended maturity date is February 20, 2023. The Company recorded amortization of debt discount of $391,319 related to derivative portion of the August Note, amortization of debt issuance costs of $75,000, and $34,181 amortization of debt discount representing commitment fee all of which were recognized as interest expense during the six months ended March 31, 2022 in the consolidated statement of operations for the six months ended March 31, 2022. As of March 31, 2022, the balance of the August Note was $500,000.

On February 16, 2022, the Company issued a 10% unsecured promissory note (the “February note”) for the principal sum of $250,000 plus accrued interest. The February Note matures on August 15, 2022, unless extended for up to an additional six months. The February Note may be converted, only following an event of default, and therefore is not included in summary of convertibles note, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company recorded amortization of debt discount of $32,849 related to derivative portion of the February Note and amortization of debt issuance costs of $9,250, and $19,654 amortization of debt discount representing commitment fee, all of which were recognized as interest expense during the three months ended March 31, 2022, in the consolidated statement of operations for the three months ended March 31, 2022. As of March 31, 2022, the balance of the August Note was $250,000, which is the total of initial debt discount of $134,384, initial debt issuance costs of $37,000 and initial debt discount representing a commitment fee of $78,616.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

The convertible notes issued and described in this Note 4 above, do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes.

At March 31, 2022, the fair value of the derivative liability was $2,400,203.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.73%and 2.28%
Stock volatility factor	Between 144.0% and 336.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5. CONVERTIBLE LOAN PAYABLE

As of March 31, 2016, Company issued an unsecured Convertible Promissory Note (the “Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

6. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period.

On February 16, 2022, for value received in connection with the issuance of the February Note (see note 4 for more details), the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period.

At March 31, 2022, and September 30, 2021, the fair value of the derivative liability warrants was $597,997 and $372,643, respectively.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	2.42%
Stock volatility factor	Between 140% and 145%
Months to Maturity	5 years
Expected dividend yield	None

7. OPTIONS

On June 2, 2020, the Company issued 2,000,000 options to purchase common stock at an exercise price of $0.01 per share (adjusted for the August 2020 stock split). These options will be exercisable on a cashless basis for a period of ten years from August 25, 2020. The purpose of the options is to compensate our directors for serving on the board without compensation in fiscal 2019. It is difficult to assess the value of the options given the highly limited trading in our common stock, the fact that the options shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019 and believe that the value of the options to be issued to each of our resigning directors approximates that amount.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

7. OPTIONS (Continued)

At March 31, 2022, the weighted average remaining contractual life of options outstanding:

	March 31, 2022
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	8.41

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2022 and September 30, 2021:

	03/31/2022	9/30/2021
Trade accounts payable	$161,922	$143,074
Credit cards payable	66,894	66,894
Accrued liabilities and interest on notes payable	105,783	356,683
Accrued payroll	11,268	10,712
Deferred compensation	270,433	201,383
License fees payable	36,912	40,402
	653,212	819,148

9. BRIDGE LOANS PAYABLE

Related Parties

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $50,000. The notes were payable on demand with a five business day written notice and bear interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty. In the event of the default, the notes were to bear additional interest at a rate of 12% per annum. On January 25, 2022 the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The company recognized and paid interest expense in the amount of $237 to our CFO during the period ended March 31, 2022.

During the period ended March 31, 2022 the Company made payments to our CEO in the total amount of $20,938, of which $18,616 were used to purchase 600 shares of Serie B Preferred stock, and $2,316 were related to reimbursement of expenses. The company recognized and capitalized into the principle of the loan interest expense of $546. As of March 31, 2022, the balance on the bridge loan payable to our CEO was $4,068. No balance was outstanding on the notes payable to our CFO.

Service Provider

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022 the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the period ended March 31, 2022 the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of March 31, 2022.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

10. DUE TO RELATED PARTY

During the periods prior to the period ended March 31, 2022, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $86,073. As of March 31, 2022, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced. Imputed interest is calculated on an annual basis at the market rate and is estimated to equal $516 as of March 31, 2022.

11. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party to, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

12. RELATED PARTY TRANSACTIONS

On September 4, 2020, the Company entered into a management services agreement (the “Agreement”) with TN3, LLC. Pursuant to the Agreement, TN3 was to provide NovAccess with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the Agreement was three years, with subsequent one-year renewals. During the three months ended March 31, 2022, the Company entered into a transaction with TN3 to redeem its shares of the Company’s Series B Convertible preferred stock (please refer to more details below). This transaction terminated the Agreement, including satisfaction for all services provided and any amounts outstanding. As of March 31, 2022 there was zero balance reported as the outstanding payable amount in relation to the Agreement.

On October 4, 2021, the Company issued 10,000 shares of common stock to Neil J. Laird to compensate him for serving as our chief financial officer. The stock-based compensation expense in the amount of $8,000 was reported on the Company’s financial statements for the six months ended March 31, 2022.

On January 31, 2022, the Company entered into a preferred stock redemption agreement (the “redemption agreement”) with Daniel G. Martin, at the time our sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Morris-Irvin, our chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of our Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. In connection with the redemption, we issued to TN3 1,502,670 shares of unregistered common stock. To redeem the preferred shares, the Company is to pay TN3 a total of $250,000 over a period of ten months, with payment accelerated if the company raises significant capital. The company paid $50,000 to TN3 in relation to this transaction during the three months ended March 31, 2022. As of March 31, 2022 the balance owed to TN3 on this transaction is $200,000.

Upon completion of the redemption, Mr. Martin resigned from the NovAccess board of directors and was replaced by Dr. Irvin and John Cassarini. On March 18, 2022, the board of directors of NovAccess voted to expand the size of the company’s board to three members and appointed Jason M. Anderson to the board to fill the resulting vacancy.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2022 AND 2021

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 13, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On May 5, 2022, NovAccess entered into a securities purchase agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”) and issued a promissory note in the principal amount of $1.0 million (the “note”) to AJB pursuant to the SPA. The loan closed and was funded on May 9, 2022. NovAccess used $500,000 of the proceeds of the loan to repay AJB’s August 20, 2021 loan and will use the remaining loan proceeds for general working capital purposes.

The note has an original issuance discount of 10% of the principal and bears interest at 12% a year. The note is due on November 5, 2022, but may be extended for six months by NovAccess, at which time the rate will increase to 15%. NovAccess must repay the note with the proceeds of any loan or capital raise exceeding $5.0 million and may otherwise prepay the note at any time without penalty. Under the terms of the note, NovAccess may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. NovAccess’ failure to make required payments under the note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the SPA or note, the note will bear interest at 18%, AJB may immediately accelerate the note due date, AJB may convert the amount outstanding under the note into shares of NovAccess common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NovAccess provided customary representations and covenants to AJB in the SPA. NovAccess’ breach of any representation or failure to comply with the covenants would constitute an event of default. Also pursuant to the SPA, NovAccess paid AJB a commitment fee of 875,000 unregistered shares of the company’s common stock (the “commitment fee shares”). If, after May 5, 2023 and before May 5, 2025, AJB is unable to sell the commitment fee shares for $700,000, then AJB may require NovAccess to issue additional shares or pay cash in the amount of the shortfall. However, if NovAccess pays the note off before November 5, 2022, then the company may redeem 437,500 of the commitment shares for one dollar. Pursuant to the SPA, NovAccess also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 1.0 million shares of the company’s common stock for $0.01 a share. The warrant expires on May 5, 2027. NovAccess also entered into a security agreement with AJB (the “security agreement”) pursuant to which NovAccess granted to AJB a security interest in all of the company’s assets, including the equity of StemVax, LLC, securing NovAccess’ obligations under the SPA, note and warrant. In addition, NovAccess entered into a registration rights agreement with AJB (the “registration agreement”) pursuant to which NovAccess agreed to file with the Securities and Exchange Commission a Form S-1 by August 3, 2022 to register for resale the commitment fee shares and the shares issuable upon exercise of the warrant.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue and Cost of Sales:

The Company generated no revenue or cost of goods sold in the second quarters of fiscal years ended March 31, 2022 and 2021.

Research and development expenses

In the second quarter of 2022 the Company incurred $45,516 in research and development expenses related to activities performed by Dr. Christopher Wheeler and Dr. Dwain K. Morris-Irvin related to preparing the application to obtain FDA approval to start human clinical trials for StemVax Glioblast (SVX-GB) compared to $8,446 incurred in the second quarter of 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses increased by $108,555 during the second quarter 2022 to $381,428 as compared to $272,873 for the second quarter of 2021. The increase in SG&A expenses was related primarily to increase of $55,541 in legal expenses related to the Series B Convertible Preferred Stock redemption transaction, increase of $48,018 in accounting and CFO services fees, recognition of $25,000 in insurance expense and $45,619 in stock compensation for a service provider, partially offset by $38,643 decrease in payroll related expenses due to the Company having a lower head count in the second quarter of 2022 compared to the second quarter of 2021, as well as a decrease of $25,600 in other professional fees and outside services due to termination of management services Agreement with TN3 and timing of investors relations services.

Other Income/(Expenses):

Other net expense increased by $414,954 to $802,841 for the second quarter of fiscal 2022 from $387,887 for the second quarter of fiscal 2021. The increase in net total other expense was primarily due to recognition of a $109,886 higher loss on net change in fair market value of the derivative instruments in the second quarter of 2022 compared to the loss recognized in the second quarter of 2021, as well as recognition of $202,053 amortization of debt discount, commitment fees on notes payable and debt issuance costs on loans entered to in fiscal 2022.

Net Loss:

For the second quarter of fiscal 2022, our net loss was $1,229,785 as compared to a net loss of $669,206 for the second quarter of fiscal 2021. The increase in net loss of $560,579 was due to an increase in net other expenses associated with the net change in derivative instruments estimated each period and increase in interest expense and other financing costs, as well as an increase in SG&A expenses and higher research and development expenses recognized in fiscal 2022.

Results of Operations for the Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Revenue and Cost of Sales:

The Company generated no revenue or cost of goods sold for the six months ended March 31, 2022 and March 31, 2021.

Research and development expenses

In the six months ended March 31, 2022 the Company incurred $87,915 in research and development expenses related to activities performed by Dr. Christopher Wheeler and Dr. Dwain K. Morris-Irvin related to preparing the application to obtain FDA approval to start human clinical trials for StemVax Glioblast (SVX-GB) compared to $8,446 recognized in the six months ended March 31, 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses decreased by $1,011,406 during the six months ended March, 31 2022 to $661,358 as compared to $1,672,764 for the six months ended March 31, 2021. The decrease in SG&A expenses was related primarily to the Company recognizing $846,000 in stock compensation expense in connection with the issuance of stock to our chief executive officer in fiscal 2021, as well as a decrease of $36,381 in other stock compensation expense. Payroll expenses also decreased by $117,904 in fiscal 2022 due to a $50,000 bonus accrual for our CEO in fiscal 2021, outsourcing CFO services and allocating a portion of our CEO compensation to research and development expenses in fiscal 2022. The decrease in payroll and stock compensation expenses are partially offset by increases of $61,117 in professional fees and outside services due to change in providers and timing of investors relations services.

Other Income/(Expenses):

Net other income decreased by $1,790,938 from other income of $1,167,118 for the six months ended March 31, 2021 to other expenses of $623,820 for the six months ended March 31, 2022. The decrease in net total other income was primarily due to recognition of a $1,213,446 lower gain on net change in fair market value of the derivative instruments in the six months ended March 31, 2022 compared to the gain recognized in the six months ended March 31, 2021, as well as recognition of $526,348 amortization of debt discount, commitment fees on notes payable, and debt issuance costs, partially offset by recognition of $96,205 gain on extinguishment of derivative liability and loss of $54,813 on extinguishment of bridge loans.

Net Loss:

For the six months ended March 31, 2022, our net loss was $1,373,093 as compared to a net loss of $514,092 for the six months ended March 31, 2021. The increase in net loss of $859,001 was due to a decrease in net other income associated with the net change in derivative instruments estimated each period and increase in interest expense and other financing costs partially offset by a decrease in SG&A expenses in 2022.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2022 of $4,432,339, compared to a working capital deficit of $3,762,214 as of September 30, 2021. The increase of $670,125 in working capital deficit was primarily the result of an increase in the balance of promissory notes payable and payable to TN3 for the Series B Preferred Stock redemption.

For the six months ended March 31, 2022, our cash flow used in operating activities was $438,844, compared to cash flow used in operating activities of $280,521 for the first half of 2021. The net increase of $158,323 in cash flow used in operating activities was primarily due to lower stock compensation expense, higher net loss and changes in assets and liabilities, partially offset by lower gain on change in derivative liabilities.

There was no cash flow provided by/(used in) investing activities for the six months ended March 31, 2022 or 2021.

Cash flow provided by financing activities was $319,785 for the six months ended March 31, 2022, compared to cash provided by financing activities of $302,341 during the first half of 2021. The increase in cash flow provided by financing activities was primarily the result of the mix of funds raised by selling equity and debt instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of March 31, 2022. Based upon this evaluation, Messrs. Morris-Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of March 31.

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

During the quarter the Company implemented enhanced review procedures for the accounting of certain derivatives and other income. This included engaging a third party to review the assumptions and calculation. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end of March 31, 2022, we issued 1,069,306 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

During the quarter end of March 31, 2022, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. During the quarter we sold to ten investors 840,000 shares for an aggregate amount of $170,000. Neil J. Laird, the company’s chief financial officer, and Letzhangout, LLC, a company that provides accounting consulting services to NovAccess (“Letzhangout”), each purchased 250,000 shares in the private placement for $0.20 a share (a portion of which was paid by the cancellation of loans made to the company in December 2021). The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(a) under the Securities Act.

On March 31, 2022, we issued 108,750 of our unregistered shares to Letzhangout, LLC for accounting services provided to NovAccess. On February 14, 2022, we issued 85,000 shares to Letzhangout for accounting services. We recognized stock compensation expense in the amount of $45,619 in relation to stock issuances to this service provider. On February 23, 2022, we issued 35,556 shares of our shares to Satya Chillara, an employee of Darrow Associates, for investor relations services provided to NovAccess. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended March 31, 2022, NovAccess was not in material default with respect to any its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended March 31, 2022.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at March 31, 2022 and September 30, 2021,

(ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2022 and March 31, 2021,

(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Six Months Ended March 31, 2022 and 2021,

(iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2022 and March 31, 2021, and

(v) Related Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovAccess Global Inc.

Date: May 13, 2022	/s/ Dwain K. Morris-Irvin
Dwain K. Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)