Form 10-Q
period 2022-06-30
NovAccess Global Inc.
filed 2022-08-15
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 18,534,090 shares of common stock outstanding on August 11, 2022.

Part I — Financial Information

Item 1. Financial Statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$89,937	$180,668
Prepaid expenses and advances	99,500	27,466

TOTAL ASSETS	$189,437	$208,134

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$224,870	$143,074
Other payable	66,894	66,894
Accrued expenses and interest on notes payable	92,549	356,683
Accrued payroll	9,830	10,712
Deferred Compensation	307,883	201,383
License Fees Payable	36,912	40,402
Derivative liability	2,553,681	2,553,979
Derivative liability warrants	476,182	372,643
Due to related party	86,073	82,922
Payable to TN3	125,000	-
Promissory notes payable net of debt discount and debt issuance costs of $629,648 and $464,594, respectively	561,882	129,656
Insurance Finance liability	72,925	-
Convertible loan payable	12,000	12,000

Total Current Liabilities	4,626,681	3,970,348

LONG TERM LIABILITIES
Convertible promissory notes	165,880	165,880

Total Long-Term Liabilities	165,880	165,880

TOTAL LIABILITIES	4,792,561	4,136,228

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 and 25,000 shares issued and outstanding, respectively	6	250
Common stock, no par value. 2,000,000,000 authorized common shares 18,534,090 and 14,404,030 shares issued and outstanding, respectively	43,202,164	41,882,535
Additional paid in capital	5,356,398	5,351,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	4,747,108	5,088,324
Accumulated deficit	(62,119,760)	(60,461,561)

TOTAL SHAREHOLDERS' DEFICIT	(4,603,124)	(3,928,094)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$189,437	$208,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

OPERATING EXPENSES
Research and development expenses	51,137	8,846	139,052	17,692
Selling, general and administrative expenses	273,777	492,646	935,135	2,165,010

TOTAL OPERATING EXPENSES	324,914	501,492	1,074,187	2,182,702

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(324,914)	(501,492)	(1,074,187)	(2,182,702)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	379,216	(1,585,069)	345,816	(405,002)
Extinguishment of derivatives	181,511	-	277,716	-
Extinguishment of debt	-	-	(54,813)	-
Interest expense	(520,919)	(10,701)	(1,152,731)	(23,650)

TOTAL OTHER INCOME/(EXPENSES)	39,808	(1,595,770)	(584,012)	(428,652)

NET INCOME (LOSS)	(285,106)	(2,097,262)	(1,658,199)	(2,611,354)

BASIC INCOME (LOSS) PER SHARE	$(0.02)	$(0.16)	$(0.11)	$(0.25)

DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$(0.16)	$(0.11)	$(0.25)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	18,018,522	13,085,646	16,032,484	10,397,784
DILUTED	18,018,522	13,085,646	16,032,484	10,397,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

						Stock Options/	Paid in
	Preferred Stock, Class B		Common Stock		Additional Paid-in	Warrants Paid in	Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2020	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Common stock issued for StemVax Acquisition - from stock payable	-	-	7,500,000	6,375,000	(6,375,000)	-	-	-	-

Stock compensation cost	-	-	2,000,000	936,000	-	-	-	-	936,000

Common stock issued for Services	-	-	592,612	381,668	-	-	-	-	381,668

Common Stock Issued - Subscriptions	-	-	1,640,905	335,000	-	-	-	-	335,000
Common Stock Issued upon conversion of debt and accrued interest	-	-	174,243	43,909	-	-	-	-	43,909

Subscription stock payable	-	-	-	-	25,000	-	-	-	25,000
Net Income	-	-	-	-	-	-	-	(2,611,354)	(2,611,354)
Balance at June 30, 2021 (Unaudited)	25,000	$250	13,511,252	$41,441,001	$5,360,398	$4,210,960	$5,088,324	$(60,560,440)	$(4,459,507)

						Stock Options/	Paid in
					Additional	Warrants	Capital,
	Preferred Stock, Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2021	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Preferred Stock Redemption	(24,400)	(244)	1,502,670	525,935	-	-	(341,216)	-	184,475

Stock compensation cost	-	-	10,000	8,000	-	-	-	-	8,000

Common Stock issued for services	-	-	401,390	139,806	-	-	-	-	139,806

Common Stock issued, subscriptions	-	-	791,000	170,200	-	-	-	-	170,200

Common Stock issued as repayment of loans	-	-	250,000	104,813	-	-	-	-	104,813

Common Stock issued as commitment fee on promissory note payable	-	-	1,175,000	370,875	-	-	-	-	370,875

Common Stock Issuable, Subscriptions	-	-	-	-	5,000	-	-	-	5,000

Net Loss	-	-	-	-	-	-	-	(1,658,199)	(1,658,199)
Balance at June 30, 2022 (Unaudited)	600	$6	18,534,090	$43,202,164	$5,356,398	$4,210,960	$4,747,108	$(62,119,760)	$(4,603,124)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	For the Nine Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,658,199)	$(2,611,354)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	1,036,624	5,310
(Gain)/Loss on change in derivative liability	(345,816)	405,002
Extinguishment of derivatives	(277,716)	-
Extinguishment of debt	54,813	-
Stock compensation expense	8,000	936,000
Stock issued and issuable for services	139,806	363,811

Changes in Assets and Liabilities:
Prepaid and advances	891	(6,274)
Accounts payable	102,648	286,330
Other payable	-	1,590
License fees payable	(3,490)	(10,000)
Accrued expenses and interest on notes payable	130,867	22,737
Accrued payroll	(882)	14,429
Deferred Compensation	106,500	174,663

NET CASH USED IN OPERATING ACTIVITIES	(705,954)	(417,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	175,200	360,000
Due to related party	3,151	11,459
Payments on convertible notes payable	(94,250)	-
Payments to TN3 for redemption of preferred stock	(125,000)	-
Proceeds from promissory notes	1,137,500	52,000
Payments of promissory notes	(550,000)	-
Proceeds from bridge loans payable - related parties	75,000	-
Payment on the bridge loans payable	(6,378)
Proceeds from a related party loan	-	25,000
Payments on related party loan payable	-	(29,287)

NET CASH PROVIDED BY FINANCING ACTIVITIES	615,223	419,172

NET INCREASE (DECREASE) IN CASH	(90,731)	1,416

CASH, BEGINNING OF PERIOD	180,668	178

CASH, END OF PERIOD	$89,937	$1,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$107,543	$82
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Accrued interest capitalized into convertible note		$1,248
Net impact of preferred stock redemption transaction	184,475	-
Common stock issued as commitment fee on promissory note	370,875	-
Common stock issued as repayment of loans	104,813	-
Shares issued for StemVax Acquisition – from stock payable	$-	$6,375,000
Issuance of common stock upon conversion of debt and accrued interest	$-	$43,909
Fair value of shares issued for prepaid services	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended September 30, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended September 30, 2021.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders and lenders since its inception through the period ended June 30, 2022. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

JUNE 30, 2022 AND 2021

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

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Loss to common shareholders (Numerator)	$(285,106)	$(2,907,262)	$(1,658,199)	$(2,611,354)

Basic weighted average number of common shares outstanding (Denominator)	18,018,522	13,085,646	16,032,484	10,397,784

Diluted weighted average number of common shares outstanding (Denominator)	18,018,522	13,085,646	16,032,484	10,397,784

Diluted weighted average number of shares for the three and nine months ended June 30, 2022, and June 30, 2021 is the same as basic weighted average number of shares because the Company had net losses for these respective periods.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted Accounting Standards Codification (“ASC”) Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, and established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of June 30, 2022, and September 30, 2021. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at June 30, 2022 and September 30, 2021:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2021	$2,553,979	$-	$-	$2,553,979
Derivative Liability warrants at fair value as of September 30, 2021	$372,643	$-	$-	$372,643
Derivative Liability at fair value as of June 30, 2022	$2,553,681	$-	$-	$2,553,681
Derivative Liability warrants at fair value as of June 30, 2022	$476,182	$-	$-	$476,182

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability	Derivative Liability Warrants
Balance as of September 30, 2021	2,553,979	372,643
Extinguishment of derivatives	(277,716)	-
Initial derivative liabilities	726,773	461,650
Net (Gain)/Loss on change in fair value of derivative liability	(449,355)	(358,111)
Ending balance as of June 30, 2022	$2,553,681	$476,182

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

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

3. CAPITAL STOCK

At June 30, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of June 30, 2022 the Company had 600 shares of issued and outstanding Series B Preferred Stock following the conversion of 5,000 shares of Series A Preferred Stock and redemption of 24,400 shares of Series B Preferred Stock. The Series A shares were originally issued in consideration for the contribution of services by Tom Djokovich, the Company’s former President and Chief Executive Officer,. As the holder of the Series A shares, Mr. Djokovich had the ability to influence and determine stockholder votes. On March 18, 2020, the Company, Mr. Djokovich, and TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Djokovich sold his 5,000 shares of Series A Preferred Stock to TN3 in a private sale for cash. The holder of the Series A Preferred Stock could cast votes equal to not less than 60% of the total outstanding voting power of the Company on all matters voted on by the shareholders of the Company. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3 in exchange for the redemption of all 5,000 shares of Series A preferred stock. On March 14, 2022, Novaccess redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3. Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of NovAccess, purchased the remaining 600 shares (please refer to Note 12 for more details).

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

NOVACCESS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

3. CAPITAL STOCK (Continued)

During the nine months ended June 30, 2022, the Company issued 4,130,060 shares of common stock. 1,502,670 shares were issued to TN3 as part of the transaction to redeem 24,400 shares of Series B Preferred Stock; For an expense of $139,806 based on the closing market value on grant date, 401,390 shares were issued to various vendors for services provided, 791,000 shares were issued in relation to stock subscriptions for net proceeds of $170,200. 1,175,000 shares were issued as a commitment fee on a promissory note payable amounting to $370,875. 250,000 shares were issued as repayment of bridge loans for $104,813 (please refer to Note 4 for more details); and 10,000 shares were issued to related parties for $ 8,000 based upon the closing market value on grant date (please refer to Note 12 for more details).

During the nine months ended June 30, 2021, the Company issued 11,907,760 shares of common stock. 7,500,000 shares of common stock were issued from stock payable to Innovest Global, Inc. for the September 8, 2020, acquisition of StemVax, LLC. For an expense of $381,668 based on the closing market value on grant date, 592,612 shares were issued to various vendors for services provided; 1,640,905 shares were issued in relation to stock subscriptions for net proceeds of $335,000 with additional 50,000 shares are to be issued from $25,000 stock payable; 174,243 shares were issued on conversion of debt and accrued interest; and 2,000,000 shares were issued to related parties for services and expense at $936,000 based upon the closing market value on grant date.

4. CONVERTIBLE PROMISSORY NOTES

As of June 30, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$165,880
Less current portion	-
Total long-term liabilities	$165,880

Maturities of long-term debt for the next one year is as follows:

Year Ending
September 30,
2023	165,880
$165,880

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matures eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest trade prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of June 30, 2022, there remains an aggregate outstanding principal balance of $50,880.

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The 2017 Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of June 30, 2022, the balance remaining on the 2017 Note was $115,000.

On June 2, 2021, the Company issued a 12% unsecured convertible promissory note (the “June Note”) for the principal sum of $55,500 plus accrued interest. The June Note was to mature on June 2, 2022. The June Note could be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021 the Company paid the balance of this note to the lender including accrued interest and prepayment settlement fee of $17,520. The Company recorded amortization of debt discount of $36,493 and amortization of debt issuance costs of $1,458, both of which were recognized as interest expense during the nine months ended June 30, 2022. The Company also recognized a gain of $59,915 on the extinguishment of this convertible note during the nine months ended June 30, 2022. As of June 30, 2022, the balance of the June Note was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July Note”) for the principal sum of $38,750 plus accrued interest. The July Note was to mature on July 6, 2022. The July Note could be converted by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021 the Company paid the balance of this note to the lender including accrued interest and prepayment settlement fee of $16,936. The Company recorded amortization of debt discount of $29,620 and amortization of debt issuance costs of $1,996, both of which were recognized as interest expense during the nine months ended June 30, 2022. The Company also recognized a gain of $36,289 on the extinguishment of this convertible note during the nine months ended June 30, 2022. As of June 30, 2022, the balance of the June Note was $0.

On August 20, 2021, the Company issued a 10% secured promissory note (the “August Note”) for the principal sum of $500,000 plus accrued interest. The August Note was to mature on February 20, 2022, unless extended for up to an additional nine months. The August Note may be converted, only following an event of default, and therefore not included in summary of convertibles note, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. In February 2022 the Company extended the term of the August note for an additional six months. The extended maturity date is February 20, 2023. The Company recorded amortization of debt discount of $391,319 related to derivative portion of the August Note, amortization of debt issuance costs of $75,000, and $34,181 amortization of debt discount representing commitment fee all of which were recognized as interest expense during the nine months ended June 30, 2022 in the consolidated statement of operations for the nine months ended June 30, 2022. The Company repaid the August Note on May 9, 2022. The Company recognized a gain of $181,511 on the extinguishment of this convertible note during the nine months ended June 30, 2022.

On February 16, 2022, the Company issued a 10% secured promissory note (the “February note”) for the principal sum of $250,000 plus accrued interest. The February Note matures on August 15, 2022, unless extended for up to an additional six months. The February Note may be converted, only following an event of default, and therefore is not included in summary of convertibles note, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company recorded amortization of debt discount of $187,500 related to derivative portion of the February Note and amortization of debt issuance costs of $18,750, and $58,962 amortization of debt discount representing commitment fee, all of which were recognized as interest expense during the six months ended June 30, 2022, in the consolidated statement of operations for the six months ended June 30, 2022. As of June 30, 2022, the balance of the February Note was $250,000

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note matures on November 5, 2022, unless extended for up to an additional six months. The May Note may be converted, only following an event of default, and therefore is not included in summary of convertibles note, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company recorded initial debt discount of $576,773 and amortization of debt discount of $177,218 related to derivative portion of the May 2022 Note and amortization of debt issuance costs of $7,367, and $54,444 amortization of debt discount representing commitment fee, all of which were recognized as interest expense during the three months ended June 30, 2022, in the consolidated statement of operations for the three months ended June 30, 2022. As of June 30, 2022, the balance of the May 2022 Note was $1,000,000.

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

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes.

At June 30, 2022, the fair value of the derivative liability including warrants was $2,553,681.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 0.73%and 2.28%
Stock volatility factor	Between 136.0% and 166.0%
Months to Maturity	0 - 5 years
Expected dividend yield	None

5. CONVERTIBLE LOAN PAYABLE

As of June 30, 2016, Company issued an unsecured Convertible Promissory Note (the “Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. So long as any shares issuable under a conversion are subject to transfer and sale restrictions imposed pursuant to SEC Rule 144 of the Rules promulgated under the Securities Act of 1933, the Company shall, upon written request by Holder, file Form S-8, if applicable, with the U.S. Securities and Exchange commission to register the issued.

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

On May 10, 2022, for value received in connection with the issuance of the May Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share with a five-year exercise period.

On June 30, 2022, and September 30, 2021, the fair value of the derivative liability warrants was $476,182 and $372,643, respectively.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	2.42%
Stock volatility factor	Between 139% and 166%
Months to Maturity	5 years
Expected dividend yield	None

7. OPTIONS

On June 2, 2020, the Company issued 2,000,000 options to purchase common stock at an exercise price of $0.01 per share (adjusted for the August 2020 stock split). These options will be exercisable on a cashless basis for a period of ten years from August 25, 2020. The purpose of the options is to compensate our former directors for serving on the board without compensation in fiscal 2019. It is difficult to assess the value of the options given the highly limited trading in our common stock, the fact that the options shares have not been and are not expected to be registered for resale and will be restricted, and the speculative nature of the Company’s future business plans. However, we estimated the value of the services provided by each of our directors during 2019 and believe that the value of the options to be issued to each of our former directors approximates that amount.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

JUNE 30, 2022 AND 2021

7. OPTIONS (Continued)

At June 30, 2022, the weighted average remaining contractual life of options outstanding:

	June 30, 2022
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	8.41

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2022 and September 30, 2021:

	06/30/2022	9/30/2021
Trade accounts payable	$224,870	$143,074
Credit cards payable	$66,894	$66,894
Accrued liabilities and interest on notes payable	$92,549	$356,683
Accrued payroll	$9,830	$10,712
Deferred compensation	$307,883	$201,383
License fees payable	$36,912	$40,402
	$738,938	$819,148

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

On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the period ended June 30, 2022. No balance is due to our CFO as of June 30, 2022.

In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The company recognized and paid interest expense in the amount of $583 to our CEO during the six months ended June 30, 2022. No balance is due to our CEO as of June 30, 2022.

Service Provider

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022, the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the period ended June 30, 2022, the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of June 30, 2022.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

10. DUE TO RELATED PARTY

During the periods prior to the period ended June 30, 2022, Innovest Global, Inc. (Innovest) advanced funds to the Company for operating expenses in the amount of $86,073. As of June 30, 2022, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced. Imputed interest is calculated on an annual basis at the market rate and is estimated to equal $516 as of June 30, 2022.

11. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party to, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

12. RELATED PARTY TRANSACTIONS

On September 4, 2020, the Company entered into a management services agreement (the “Agreement”) with TN3, LLC. Pursuant to the Agreement, TN3 was to provide NovAccess with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the Agreement was three years, with subsequent one-year renewals. During the nine months ended June 30, 2022, the Company entered into a transaction with TN3 to redeem its shares of the Company’s Series B Convertible preferred stock (please refer to more details below). This transaction terminated the Agreement, including satisfaction for all services provided and any amounts outstanding. As of June 30, 2022 there was zero balance reported as the outstanding payable amount in relation to the Agreement.

On January 31, 2022, the Company entered into a preferred stock redemption agreement (the “redemption agreement”) with Daniel G. Martin, at the time our sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Morris-Irvin, our chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of our Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. In connection with the redemption, we issued to TN3 1,502,670 shares of unregistered common stock. To redeem the preferred shares, the Company is to pay TN3 a total of $250,000 over a period of ten months, with payment accelerated if the company raises significant capital. The Company paid $75,000 to TN3 in relation to this transaction during the three months ended June 30, 2022. As of June 30, 2022 the balance owed to TN3 on this transaction is $125,000.

Upon completion of the redemption, Mr. Martin resigned from the NovAccess board of directors and was replaced by Dr. Irvin and John Cassarini. On March 18, 2022, the board of directors of NovAccess voted to expand the size of the Company’s board to three members and appointed Jason M. Anderson to the board to fill the resulting vacancy.

On October 4, 2021, the Company issued 10,000 shares of common stock to Neil J. Laird to compensate him for serving as our chief financial officer. The stock-based compensation expense in the amount of $8,000 was reported on the Company’s financial statements for the nine months ended June 30, 2022.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2022 AND 2021

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events as of August 15, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On July 28, 2022, NovAccess Global Inc. entered into an interest-free loan agreement with Jason M. Anderson, an independent member of our board of directors. Reflecting his faith in NovAccess and our management team, Mr. Anderson loaned the company $12,500 on July 29 and agreed to consider an additional loan of $12,500 at the end of August if we request it. The loan does not bear interest (except on default) and is due on the earlier of October 31, 2022, or our receipt of debt or equity financing of at least $3.0 million. We will use the proceeds of the loan for general working capital purposes.

Also on July 28, 2022, we issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs our chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the company $12,500 on July 29 and agreed to make an additional loan of $12,500 at the end of August if we request it. Amounts loaned under the note bear interest at 12% a year and are due on the earlier of October 31, 2022, or our receipt of debt or equity financing of at least $3.0 million. Until the note is paid in full, Letzhangout has the right to convert all or a portion of the amount outstanding under the note into unregistered shares of our common stock at $0.15 a share, subject to adjustment for stock splits or similar transactions. We will use the proceeds of the loan for general working capital purposes.

On August 8, 2022, NovAccess Global Inc. issued a convertible promissory note to Nyla Sakakura-Clark. Pursuant to the note, Ms. Sakakura-Clark loaned the company $100,000. The loan bears interest at 12% a year and is due on August 8, 2023. However, if we obtain debt or equity financing of at least $3.0 million, then Ms. Sakakura-Clark may demand payment earlier. Until the note is paid in full, Ms. Sakakura-Clark has the right to convert all or a portion of the amount outstanding under the note into unregistered shares of our common stock at $0.15 a share, subject to adjustment for stock splits or similar transactions. We will use the proceeds of the loan for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Risk Factors in our Form S-1 filed with the Securities and Exchange Commission on June 23, 2022, as amended.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the factors described in other documents that NovAccess files from time to time with the SEC.

The Company

NovAccess Global Inc. (the “Company” or “we”) is a biopharmaceutical company that is developing novel immunotherapies to treat glioblastoma multiforme (GBM), the most frequent and lethal type of adult brain tumor. StemVax Glioblast (SVX-GB) is a cutting-edge immunotherapy that utilizes a patient’s own immune system to attack cancer cells. We are currently in the research and development phase and are filing an Investigational New Drug Application and working closely with Food and Drug Administration to obtain approval for human clinical trials to determine the safety and efficacy of SVX-GB for brain cancer patients. Once we have successfully completed the clinical trials and proven that the new therapy is safe and efficacious, we plan to commercialize the product.

Recent Events

Effective August 1, 2022, the trading of the Company’s common stock was upgraded to the OTC Markets Group’s OTCQB® platform from the OTC Pink Market. Our shares will continue to trade under the symbol “XSNX.” Companies traded on the OTCQB must have independent board members, meet minimum trading and shareholders requirements, and make information about the company available regularly on an ongoing basis.

In July 2022, we filed an application with the U.S. Food and Drug Administration for orphan drug designation (“ODD”) for TLR-AD1, a vaccine immunotherapy for the treatment of GBM and other high-grade gliomas. Receiving ODD status would represent a milestone in the development of TLR-AD1 and provide us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among others benefits.

In June 2022, we filed with the SEC a Form S-1 registering 7.5 million of our common shares held by Innovest Global, Inc., a publicly-traded diversified industrials company and significant shareholder of NovAccess. Innovest has agreed to distribute its NovAcess common stock to Innovest’s shareholders once the registration is complete, expanding our shareholder base and public float. The S-1 also registers for resale shares held by or issuable to two of our lenders. We expect the registration statement to be declared effective in our fourth quarter.

Results of Operations for the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Revenue and Cost of Sales:

The Company generated no revenue or cost of goods sold in its third quarters ended June 30, 2022, and 2021.

Research and development expenses

In the third quarter of 2022, the Company incurred $51,137 in research and development expenses related to activities performed by Dr. Christopher Wheeler and Dr. Dwain K. Morris-Irvin related to preparing the application to obtain FDA approval to start human clinical trials for StemVax Glioblast (SVX-GB) compared to $8,846 incurred in the third quarter of 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses decreased by $218,869 during the third quarter of 2022 to $273,777 as compared to $492,646 for the third quarter of 2021. The decrease in SG&A was primarily due to a decrease in investor relations expenses of approximately $175,000 due to change in providers and timing of investor relations services and a decrease in management services of $90,000 as a result of the termination of the agreement with TN3 in March 2022. The aforesaid decrease was partially offset by an increase in insurance costs and increases in accounting services and legal expenses associated with our OTCQB uplist and SEC S1 filing. as compared to the third quarter of 2021.

Other Income/(Expenses):

Other net income increased by $1,635,578 to $39,808 for the third quarter of 2022 from other expense of $1,595,770 for the third quarter of 2021. The increase in net total other income was primarily due to recognition of a $1,999,424 higher income on net change in fair market value of the derivative instruments in the third quarter of 2022 compared to the loss recognized in the third quarter of 2021, as well as recognition of gain on extinguishment of derivative liability amounting to $181,511. The aforesaid increase in income was offset by an increase in expense on account of amortization of debt discount and commitments fees amounting to $497,334 and increase in interest income of $48,023 during the third quarter of 2022 as compared to the third quarter of 2021.

Net Loss:

For the third quarter of 2022, our net loss was $285,106 as compared to a net loss of $2,097,262 for the third quarter of 2021. The decrease in our net loss of $1,812,156 was due to an increase in net other income associated with the net change in derivative instruments estimated each period and increase in interest expense and other financing costs, as well as a decrease in operating expenses discussed above.

Results of Operations for the Nine Months Ended June 30, 2022, Compared to the Nine Months Ended June 30, 2021

Revenue and Cost of Sales:

The Company generated no revenue or cost of goods sold for the nine months ended June 30, 2022 and June 30, 2021.

Research and development expenses

In the nine months ended June 30, 2022, the Company incurred $139,052 in research and development expenses related to activities performed by Dr. Christopher Wheeler and Dr. Dwain K. Morris-Irvin related to preparing the application to obtain FDA approval to start human clinical trials for StemVax Glioblast (SVX-GB) compared to $17,692 recognized in the nine months ended June 30, 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative (SG&A) expenses decreased by $1,229,875 during the nine months ended June 30, 2022, to $935,135 as compared to $2,165,010 for the nine months ended June 30, 2021. The decrease in SG&A expenses was related primarily to the Company recognizing $936,000 in stock compensation expense in connection with the issuance of stock to our CEO and former CFO in fiscal 2021. Payroll expenses also decreased by approximately $170,000 in 2022 due to a $50,000 bonus accrual for our CEO in fiscal 2021, outsourcing CFO services and allocating a portion of our CEO compensation to research and development expenses in fiscal 2022. The professional fees and outside services decreased by approximately $265,000 as a result of the termination of the management services agreement with TN3  and due to the change in providers and timing of investors relations services. These reductions were partially offset by increases in outsourced accounting services and legal expenses.

Other Income/(Expenses):

Net other expense increased by $155,360 from other expense of $428,652 for the nine months ended June 30, 2021, to other expenses of $585,012 for the nine months ended June 30, 2022. The increase in other income was primarily due to recognition of a $785,958 higher gain on net change in fair market value of the derivative instruments in the nine months ended June 30, 2022, compared to the gain recognized in the nine months ended June 30, 2021, as well as recognition of gain on extinguishment of derivative of $277,715, partially offset by extinguishment of debt amounting to $ 54,813. The aforesaid increase was offset by increase in interest expense by $116,107 and increase in expense on account of amortization of debt discount and commitment fees by $1,071,764 during the nine months ended June 30, 2022 compared to nine months ended June 30, 2021.

Net Loss:

For the nine months ended June 30, 2022, our net loss was $1,658,199 as compared to a net loss of $2,611,354 for the nine months ended June 30, 2021. The decrease in net loss of $953,155 was due to a decrease in net other income associated with the net change in derivative instruments estimated each period and decrease in SG&A expenses partially offset by increase in interest expense and other financing costs.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2022 of $4,437,244, compared to a working capital deficit of $3,762,214 as of September 30, 2021. The increase of $675,030 in working capital deficit is primarily due increase in convertible note payable amounting to $432,226, increase in accounts payable of $81,796, increase in deferred compensation of $106,500, increase in derivative liability on convertible notes amounting to $103,241, and TN3 for the Series B Preferred Stock redemption amounting to $125,000, partially offset by decrease in accrued expenses and interest payable by $265,016. For the nine months ended June 30, 2022, our cash flow used in operating activities was $705,954, compared to cash flow used in operating activities of $417,756 for the first nine months of 2021. The net increase of $287,652 in cash flow used in operating activities was primarily due to lower stock compensation expense, higher net loss and changes in assets and liabilities, partially offset by lower gain on change in derivative liabilities.

There was no cash flow provided by/ (used in) investing activities for the nine months ended June 30, 2022, or 2021.

Cash flow provided by financing activities was $615,223 for the nine months ended June 30, 2022, compared to cash provided by financing activities of $419,172 during the first nine months of 2021. The increase in cash flow provided by financing activities was primarily the result of the mix of funds raised by selling equity and debt instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Morris-Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of June 30, 2022. Based upon this evaluation, Messrs. Morris-Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of June 30.

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

During the quarter the Company implemented enhanced review procedures for the accounting of certain derivatives and other income. This included engaging a third party to review the assumptions and calculation. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings.

We are not involved in any legal proceedings.

Item 1A. Risk Factors.

Please refer to the risk factors listed under Risk Factors in our Form S-1 filed with the Securities and Exchange Commission on June 23, 2022, as amended, for information relating to certain risk factors applicable to NovAccess.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022, we issued 135,417 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

Effective June 27, 2022, we issued 108,750 unregistered shares of our common stock to Letzhangout, LLC for accounting services provided to NovAccess. Effective June 27, 2022, we issued 26,667 shares of our unregistered shares to Darrow Associates, for investor relations services provided to NovAccess. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended June 30, 2022, NovAccess was not in material default with respect to any its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2022.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain Morris-Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101

The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021,

(ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2022, and June 30, 2021,

(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Nine Months Ended June 30, 2022, and 2021,

(iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2022, and June 30, 2021, and

(v) Related Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovAccess Global Inc.

Date: August 15, 2022	/s/ Dwain K. Morris-Irvin
Dwain K. Morris-Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)