Form 10-K
period 2022-09-30
NovAccess Global Inc.
filed 2023-01-10
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29621

NovAccess Global Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

Address of principal executive offices, including zip code: 8584 E. Washington Street #127, Chagrin Falls, Ohio 44023

Registrant’s telephone number, including area code: (213) 642-9268

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 7,963,673 shares of the registrant’s common stock held by non-affiliates of the registrant was $3,066,014 calculated based on the $0.385 closing price on March 31, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 19,568,276 shares of common stock outstanding on December 20, 2022.

Part I

Item 1. Business.

In this Annual Report on Form 10-K, we use the terms “Company,” “NovAccess,” “we,” “us,” and “our” to refer to NovAccess Global Inc.

Overview

NovAccess Global Inc. is a biopharmaceutical company that is developing novel immunotherapies to treat brain tumor patients in the United States with plans to expand globally. We specialize in cutting-edge research related to utilizing a patient’s own immune system to attack the cancer. We are filing an Investigational New Drug Application (IND) and working closely with the Food and Drug Administration (FDA) to obtain approval for human clinical trials to determine the safety and efficacy of our drug product for brain cancer patients. Once we have successfully completed the clinical trials and proven that the new therapy is safe and efficacious, we plan to commercialize the product. We also have expertise in successfully executing clinical trials, bringing products to market and increasing the market size of products through our advisory board. Our scientists are well versed in immunology, stem cell biology, neuroscience, molecular biology, imaging, small molecules development, gene therapy and other technical assays needed for protein and genetic analysis of cancer cells.

In September 2020, we acquired StemVax, LLC (“StemVax”), a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, president of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase IIa application. We are currently executing on their recommendations and plan to submit an IND application in  2023. In August 2022, we filed an application with the U.S. Food and Drug Administration for orphan drug designation (“ODD”) for TLR-AD1, which was granted in October 2022. Receiving ODD status represents a milestone in the development of TLR-AD1 and provides us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among other benefits.

Our website is www.NovAccessGlobal.com.

Recent Events

In October 2022, the U.S. Food and Drug Administration notified us that the FDA had approved the company’s application for orphan drug designation for TLR-AD1, a vaccine immunotherapy for the treatment of aggressive brain cancers, including glioblastoma and other high-grade gliomas. The FDA’s Office of Orphan Products Development grants orphan designation status to investigational drugs and therapies addressing rare medical diseases or conditions that affect fewer than 200,000 people in the United States. Orphan drug designation provides benefits to drug developers which may include assistance in the drug development process, financial incentives to support clinical development, tax credits for clinical costs, exemptions from certain FDA fees and the potential for seven years of post-approval marketing exclusivity.

In September 2022, the SEC declared effective our Form S-1 registering 7.5 million of our common shares held by Innovest Global, Inc., a publicly-traded diversified industrials company and significant shareholder of NovAccess. Innovest is in the process distributing its NovAcess stock to Innovest’s shareholders, which will expand our shareholder base and public float. The S-1 also registered for resale shares held by or issuable to two of our lenders.

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

In March 2022, we redeemed 24,400 of our Series B convertible preferred stock held by TN3, LLC, a company owned by Daniel G. Martin, at the time our sole board member and chairman. Our chief executive officer Dwain K. Irvin purchased the remaining 600 preferred shares from TN3.

Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin. Jason M. Anderson subsequently joined our board. Mr. Cassarini serves as our chairman and both of Messrs. Anderson and Cassarini are “independent directors” as defined in the OTCQB Market listing standards.

Organization and History

NovAccess Global Inc. is a Colorado corporation incorporated on February 25, 1997 as “Sun River Mining, Inc.” In 2003, the Company was renamed “XsunX, Inc.” and entered the solar business, specializing in the sale, design, and installation of solar photovoltaic power generation and energy storage systems. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax, in September, 2020,we exited the solar business and focused all our efforts on our biopharmaceutical business. Our website is www.NovAccessGlobal.com. Information appearing on our website is not part of this report.

Business and Operations

Market Drivers for Immunotherapy against Cancer

Glioblastoma is the most common adult brain tumor and has less than a 15-month median survival period after diagnosis. Despite advances in chemotherapy and radiation therapy there has been no change in survival for glioblastoma patients in over 50 years. As a result, there is significant demand for novel therapies to treat brain tumors. We identify two main drivers to bring immunotherapy to market as quickly as possible: (1) the National Institutes of Health has been promoting the development of novel immunotherapies for cancer for over 10 years; and (2) the biopharmaceutical industry has been promoting the development of novel immunotherapies to treat cancer and bringing novel products to market, including Dendreon’s Provenge drug to treat prostate cancer.

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

We are developing novel therapies for brain cancer patients in the US and ultimately globally. Our research and development process begins with testing drug candidates through molecular and cellular based assays, animal models for diseases, testing for safety and efficacy in animal models, and human clinical trials to bring drug candidates to market. Once our products have made it to market, we plan to license their use to bigger pharmaceutical companies to better access the patient populations and provide treatment.

Our dendritic cell-based immunotherapy utilizes a combination of Toll-like receptor (TLR) adjuvants for an enhanced anti-tumor response. The therapy is designed to utilize the patient’s tumor antigens and immune cells, dendritic cells, in combination with TLR adjuvants to initiate an efficient anti-tumor immune response. This process includes obtaining the patient’s tumor cells after surgery, and precursors cells that are matured into dendritic cells from peripheral blood. Antigens from the tumor cells are mixed with the dendritic cells ex-vivo to activate and sensitize them to the patient’s own tumor. Once processed, the activated, sensitized dendritic cells are returned to the patient subcutaneously, where they initiate the most powerful anti-tumor responses in the body. These immune responses can locate and kill glioblastoma tumors, thereby promoting patient survival.

The validity of this approach is supported by multiple preclinical and clinical studies, including our own, that demonstrate both the importance and feasibility of treating these tumors using a dendritic cell vaccine. We are currently seeking FDA approval to begin human clinical trials to test the hypothesis that treating glioblastoma in this manner is safe and elicits antitumor immune responses that can ultimately prolong survival. Our primary goal is to evaluate the safety and efficacy of this therapeutic vaccine for patients with newly diagnosed and recurrent glioblastoma. We will also assess immune response metrics, radiographic response data, and survival endpoints to evaluate whether this therapeutic approach warrants further study and progression through human clinical trials.

If the safety and efficacy of our platform technology TRL-AD1 is established during human trials, we intend to file for FDA consideration of “Breakthrough Therapy Designation” for TLR-AD1. A successful application for Breakthrough Designation could significantly accelerate our trial timelines and enhance the probability of TLR-AD1’s approval. In addition, while we will continue to align our trials to FDA regulations and expectations, we will monitor regulatory agencies outside of the United States, such as the European Medicines Agency (EMA), for government-sponsored opportunities that may advance the development and approval of a safe and efficacious TLR-AD1. Our ultimate goals is to bring this novel immunotherapy to market globally and address an unmet need for brain tumor patients.

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

Customers

At this stage, we do not generate revenue but once we commercialize our products our customers are expected to be cancer patients and/or larger biopharmaceutical companies that we license our products through in order to complete human clinical trial testing and/or to commercialize our products. Because there is currently no immunotherapy to treat brain tumors on the market and survival rates for glioblastoma patients have not improved through standard operational procedures, including chemotherapy and immunotherapy, we anticipate a significant market for our products.

Competition

We compete with other R&D biopharmaceutical companies developing novel immunotherapies to treat brain cancer. Currently, there are no FDA approved immunotherapies available to glioblastoma patients in the market. We have a platform technology as our lead candidate. Once we have commercialized this lead product after proving it is safe and efficacious from our human clinical trial testing, we will seek approval to utilize our platform technology to treat other brain cancers, including childhood brain cancer and other cancers in general.

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

Employees and Consultants

Dr. Dwain Morris-Irvin is our chief executive officer and Neil J. Laird is our fractional chief financial officer. We also rely on qualified consultants to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we plan to add staff and executive officers to respond to and assist with operations. We consider relations with our full and part-time employees and consultants to be good. To conserve cash, we have relied on equity grants to attract and retain key personnel.

Seasonality

Research and development in medicine has no seasonality to its operations.

Item 1A. Risk Factors.

We have only recently refocused our business as a biopharmaceutical company and currently have no revenues or products approved for sale. In addition, we have limited staff and assets. Our stock trades on the OTC QB, but trading is limited and sporadic. As a result of these and other factors, an investment in NovAccess is inherently speculative and risky.

Risks Related to our Business and Operations

We will need to raise substantial funds, on an ongoing basis, for general corporate purposes and operations, including our clinical trials.

We will need substantial additional funding, on an ongoing basis, in order to continue execution of our clinical trials, to move our product candidates towards commercialization, to continue prosecution and maintenance of our patent portfolio, to continue development and optimization of our manufacturing and distribution arrangements, and for other corporate purposes. Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants, anti-dilution rights, the provision of collateral, or other incentives. Any financing will involve issuance of equity and/or debt, and these issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any financings or that the terms will be acceptable. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease some or all of our operations at any time.

TLR-AD1 is our only technology in clinical development.

Unlike many pharmaceutical companies that have a number of products in development, and which utilize many different technologies, we are currently dependent on the success of our TLR-AD1 platform technology. While the TLR-AD1 technology has a wide scope of potential use, and is embodied in several different product lines for different clinical situations, if the core TLR-AD1 technology is not effective or is toxic or is not commercially viable, our business could fail. We do not currently have other technologies that could provide alternative support for us.

We are likely to continue to incur substantial losses and may never achieve profitability.

We have a history of losses, and if we are not successful in commercializing our products, we may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our September 30, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our management and our independent auditors identified certain internal control deficiencies which are considered by our management and our independent auditor to be material weaknesses.

In connection with the preparation of our financial statements for the year ended September 30, 2022, our management and our independent auditor identified a certain internal control deficiency that, in the aggregate, represent material weaknesses, as described more fully in Item 9a of this report. If we do not successfully maintain a strong controlled environment this could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock.

As a company with a novel technology and unproven business strategy, an evaluation of our business and prospects is difficult.

We are still in the process of developing our product candidates through clinical trials. Our technology is novel and involves mobilizing the immune system to fight a patient’s cancer. Immune therapies have been pursued by many parties for decades, and have experienced many failures. In addition, our technology involves personalized treatment products, a new approach to medical products that involves new product economics and business strategies, which have not yet been shown to be commercially feasible or successful. We have not yet gone through scale-up of our operations to commercial scale. The novelty of our technology, product economics, and business strategy, and the limited scale of our operations to date, makes it difficult to assess our prospects for generating revenues commercially in the future.

We will need to expand our management and technical personnel as our operations progress, and we may not be able to recruit such additional personnel and/or retain existing personnel.

As of September 30, 2022, we had only one full-time employee, our CEO. Other personnel are retained on a consulting or contractor basis. We are a small company with limited resources, our business prospects are uncertain and our stock price is volatile. For some or all of such reasons, we may not be able to recruit all the management, technical and other personnel we need, and/or we may not be able to retain our existing personnel. In that event, we may have to continue our operations with a small team of personnel, and our business and financial results may suffer.

We will rely on third-party contract manufacturers and may be at risk for issues with manufacturing agreements, capacity limitations, supply disruptions, or issues with product equivalency.

We will rely upon specialized contract manufacturers, operating in specialized GMP (clean room) manufacturing facilities, to produce our vaccine products. We will need to enter into new contractual agreements for manufacturing our vaccine, and may encounter difficulties obtaining these agreements, or the terms of such agreements may not be favorable. In addition, after these contracts are in place, the third-party contractors may have capacity limitations and/or supply disruptions, and as a client we may not be able to prevent such limitations or disruptions, and not be able to control or mitigate the impact on our programs.

Problems with the manufacturing facilities, processes or operations of our contract manufacturer(s) could result in a failure to produce, or a delay in producing adequate supplies of our immunotherapy products. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, insufficient technical personnel and/or specialized facilities to produce sufficient products, and/or other factors. A number of factors could also cause possible issues about the equivalency of immunotherapy product produced in different facilities or locations, which could make it necessary for us to perform additional studies and incur additional costs and delays. Because manufacturing processes for our immunotherapy is highly complex, require specialized facilities (dedicated exclusively immunotherapy production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties, delays or interruptions in the manufacturing and supply and delivery of our TLR-AD1 product candidates could require us to stop enrolling new patients into clinical trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

The manufacturing of our product candidates will have to be greatly scaled up for commercialization, and we do not have this type of experience.

As is the case with any clinical trial, our Phase II clinical trial of TLR-AD1 for glioblastoma involves a number of patients that is a small fraction of the number of potential patients for whom TLR-AD1 may be applicable in the commercial market. The same will be true of our other clinical programs with TLR-AD1 or other TLR-AD1 product candidates. If our TLR-AD1 and/or other TLR-AD1 product candidates are approved for commercial sale, it will be necessary to greatly scale up the volume of manufacturing, far above the level needed for clinical trials. We do not have experience with this kind of scale-up. In addition, there are likely only a few consultants or advisors in the industry who have such experience and can provide guidance or assistance, because active immune therapies such as TLR-AD1 are a fundamentally new category of product in two major ways: these active immune therapy products consist of living cells, not chemical or biologic compounds, and the products are personalized. To our knowledge, very few of these products have successfully completed the necessary scale-up for commercialization. For example, Dendreon Corporation encountered substantial difficulties trying to scale up the manufacturing of its Provenge® product for commercialization. To our knowledge, even the CAR-T products which are being commercialized have so far only scaled up to moderate product volumes.

The necessary specialized facilities, equipment and personnel may not be available or obtainable for the scale-up of manufacturing of our product candidates.

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for the manufacturing of chemical or biologic compounds. Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel, especially where, as in the case of our TLR-AD1 product candidates, the product is personalized and must be made for each patient individually. Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities and personnel needed for them is not widely available and therefore is in the process of being developed. However, there has been a sharp increase in the demand for these specialized facilities and personnel, as large numbers of companies seek to develop T cell and other immune cell products. It may not be possible for us or our manufacturers to obtain all of the specialized facilities and personnel needed for commercialization of our TLR-AD1 product candidates, or even for further sizeable trials. This could delay or halt our commercialization and/or further substantial trials.

Our technology is novel, involves complex immune system elements, and may not prove to be effective.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Over the course of several decades, there have been many different immune therapy product designs and many product failures and company failures. To our knowledge, to date very few active immune therapies have been approved by the FDA, including one dendritic cell therapy and a couple of CAR-T cell therapies. The human immune system is complex, with many diverse elements, and the state of scientific understanding of the immune system is still limited. Some immune therapies previously developed by other parties showed surprising and unexpected toxicity in clinical trials. Other immune therapies developed by other parties delivered promising results in early clinical trials, but failed in later stage clinical trials. Although we believe the results from our animal studies of TLR-AD1 for newly diagnosed glioblastoma were quite positive, those results may not be achieved in our later stage clinical trials.

Clinical trials for our product candidates are expensive and time consuming, and their outcome is uncertain.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons: the duration of the clinical trial; the number of sites included in the trials; the countries in which the trial is conducted; the length of time required and ability to enroll eligible patients; the number of patients that participate in the trials; the number of doses that patients receive; the drop-out or discontinuation rates of patients; per patient trial costs; third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner; our final product candidates having different properties in humans than in laboratory testing; the need to suspend or terminate our clinical trials; insufficient or inadequate supply or quality of necessary materials to conduct our trials; potential additional safety monitoring, or other conditions required by the FDA regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies; problems engaging independent review boards, or IRBs, to oversee trials or in obtaining and maintaining IRB approval of studies; the duration of patient follow-up; the efficacy and safety profile of a product candidate; the costs and timing of obtaining regulatory approvals; and the costs involved in enforcing or defending patent claims or other intellectual property rights.

Late-stage clinical trials, (e.g., Phase III clinical trials) for glioblastoma patients, are especially expensive, typically requiring tens or hundreds of millions of dollars, and take years to reach their outcomes. These outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late-stage trials (including multiple Phase III trials) in order to obtain sufficient results to support product approval, which further increases the expense and time involved. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial, or when there are changes in the scientific understanding of the disease or the treatment, and/or changes in the competitive landscape.) There has been a very large proliferation of new treatments in various stages of development, as well as some new product approvals, for brain cancer. Any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our TLR-AD1 product candidates.

We have limited experience in conducting and managing clinical trials, or collecting, confirming and analyzing trial data, and we rely on third parties to conduct these activities.

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials as well as the collection, confirmation and analysis of the trial data. We do not have experience conducting Phase III clinical trials, or collecting, validating and analyzing trial data by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing multi-hundred patient clinical trials, and collecting, validating and analyzing the data for a Phase III trial for glioblastoma. Our lack of experience and/or our reliance on these third-party service firms may result in delays or failure to complete these trials and/or the data collection, validation and analyses successfully or on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time, or on commercially reasonable terms, if at all.

We may fail to comply with regulatory requirements.

Our success will be dependent upon our ability, and our collaborative partners’ abilities, to maintain compliance with regulatory requirements in multiple countries, including current good manufacturing practices, or cGMP, and safety reporting obligations. The failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.

Regulatory approval of our product candidates may be withdrawn at any time.

After any regulatory approval has been obtained for medical products (including any early or conditional approval), the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, these studies may involve significant time and expense.

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or other regulators.

The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA and other regulatory requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA or other regulator had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, restriction, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

We may not be successful in negotiating reimbursement.

If our TLR-AD1 product obtains regulatory approval, commercialization will be difficult and may not be feasible unless we obtain coverage by health insurance and/or national health systems for reimbursement of our product price. Obtaining coverage by health insurance and/or national health systems will be difficult and we do not have experience with this process. Our TLR-AD1 product is a fully personalized, individual product and, as a result, is expected to be expensive. In addition, our TLR-AD1 product involves a cost structure (with much of the costs upfront, in connection with the manufacturing of the personalized TLR-AD1 product for a patient) that is different than traditional drugs and may require different reimbursement arrangements. These factors may make our negotiations for reimbursement more difficult. We may not be successful in negotiating or obtaining reimbursement, or obtaining it on acceptable or viable terms.

Our product candidates will require a different distribution model than conventional therapeutic products, and this may impede commercialization of our product candidates.

Our TLR-AD1 product candidates consist of living human immune cells. Such products are entirely different from chemical or biologic drugs, and require different handling, distribution and delivery than chemical or biologic drugs. One crucial difference is that the biomaterial ingredients (immune cells and tumor tissue) from which we make TLR-AD1 products and the finished TLR-AD1 products themselves are subject to time constraints in the shipping and handling. The biomaterial ingredients come from the medical centers to the manufacturing facility fresh and not frozen, and must arrive within a certain window of time and in usable condition. Performance failures by the medical center or the courier company can result in biomaterials that are not usable, in which case it may not be possible to make TLR-AD1 product for the patient involved. The finished TLR-AD1 products are frozen, and must remain frozen throughout the process of distribution and delivery to the medical center or physician’s office, until the time of administration to the patient, and cannot be handled at room temperature until then or their viability will be lost. Each product shipment for each patient must be tracked and managed individually. For all of these reasons, among others, we will not be able to simply use the distribution networks and processes that already exist for conventional drugs. It may take time for shipping companies, hospitals, pharmacies and physicians to adapt to the requirements for handling, distribution and delivery of these products, which may adversely affect our commercialization.

We lack sales and marketing experience, and our product candidates will require different marketing and sales methods and personnel than conventional therapeutic products.

The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a marketing or sales force and have no experience in marketing or sales of products like our lead product, TLR-AD1 for glioblastoma, or our additional products. To fully commercialize our product candidates, we will need to recruit and train marketing staff and a sales force with technical expertise and ability to manage the distribution of our TLR-AD1 for glioblastoma. As an alternative, we could seek assistance from a corporate partner or a third-party services firm with a large distribution system and a large direct sales force. However, since our TLR-AD1 products are living cell, immune therapy products, and these are a fundamentally new and different type of product than are on the market today, we would still have to train our partner’s or such services firm’s personnel about our products, and would have to make changes in their distribution processes and systems to handle our products. We may be unable to recruit and train effective sales and marketing forces or our own, or of a partner or a services firm, and/or doing so may be more costly and difficult than anticipated. These factors may result in significant difficulties in commercializing our product candidates, and we may be unable to generate significant revenues.

The availability and amount of potential reimbursement for our product candidates by government and private payers is uncertain and may be delayed or inadequate.

The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as cancer treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products like ours, as there have been very few products similar to ours to date. We are aware of only a few active immune therapies that have reached the stage of reimbursement decision making processes, including one dendritic cell therapy and a couple of CAR-T cell therapies. Although CMS has approved coverage and reimbursement for some of these products, and private payers seem to be following suit in the US, there remain substantial questions and concerns about reimbursement for these products, especially outside the US.

Various factors could increase the difficulties for our TLR-AD1 products to obtain reimbursement. Costs and/or difficulties associated with the reimbursement of Provenge and/or T cell therapies could create an adverse environment for reimbursement of other immune therapies, such as our TLR-AD1 products. Approval of other competing products (drugs and/or devices) for the same disease indications could make the need for our products and the cost-benefit balance less compelling. The cost structure of our product is not a typical cost structure for medical products, as the majority of our costs are incurred up front, when the manufacturing of the personalized product is done. Our atypical cost structure may not be accommodated in any reimbursement for our products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

In markets outside the U.S., the prices of medical products are subject to direct price controls and/or to reimbursement with varying price control mechanisms, as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Competition in the biotechnology and biopharmaceutical industry is intense, rapidly expanding and most of our competitors have substantially greater resources than we do.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A growing number of other companies, such as Juno, Kite Bellicum, Agenus, Asterias, Dandrit, Immunicum, Sotio, AiVita and many others, are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell-based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late-stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG). Our competitors are likely to examine combination therapies or use of their therapeutic candidates in conjunction with devices and companion diagnostic technologies, including molecular diagnostic platforms.

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above (including T cell-based therapies and checkpoint inhibitor drugs), as well as a variety of small molecule drugs and biologics drugs. There are also a number of existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck& Co., Inc.), as well as NovoCure’s electrotherapy device.

Most of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing and sales than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they enter into collaborative arrangements with large and established companies.

Our competitors may complete their clinical development more rapidly than we and our products do, may develop more effective or affordable products, or may achieve earlier or longer patent protection or earlier product marketing and sales. Any products developed by us may be rendered obsolete and non-competitive.

We may be exposed to potential product liability claims, and insurance may not be available or cover these claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing, sale and use of therapeutic products. Our insurance may not cover any claims made and insurance coverage may not be available to us on commercially reasonable terms, if at all. Insurance that we obtain may not be adequate to cover claims against us. Regardless of whether they have any merit or not, and regardless of their eventual outcome, product liability claims may result in substantially decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants or physicians, and/or loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

We may be subject to environmental regulatory requirements, and could fail to meet such requirements, and we do not carry insurance against environmental damage or injury claims.

We may need to store, handle, use and dispose of controlled hazardous and biological materials in our business. Our development activities may result in our becoming subject to regulatory requirements, and if we fail to comply with applicable requirements, we could be subject to substantial fines and other sanctions, delays in research and production, and increased operating costs. In addition, if regulated materials were improperly released at our current or former facilities or at locations to which we send materials for disposal, we could be liable for substantial damages and costs, including cleanup costs and personal injury or property damages, and we could incur delays in research and production and increased operating costs.

Collaborations play an important role in our business and could be vulnerable to competition or termination.

We work with scientists and medical professionals at academic and other institutions, some of whom have conducted research for us or have assisted in developing our research and development strategy. These scientists and medical professionals are collaborators, not our employees. They may have commitments to, or contracts with, other institutions or businesses (including competitors) that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect that they devote time to NovAccess and our programs as required by any license, consulting or sponsored research agreements we may have with them. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with our products. If these individuals do not devote sufficient time and resources to our programs, or if they provide substantial assistance to our competitors, our business could be seriously harmed.

Our business could be adversely affected by new legislation or product related issues.

Changes in applicable legislation and/or regulatory policies or discovery of problems with the product, production process, site or manufacturer may result in delays in bringing products to market, the imposition of restrictions on the product’s sale or manufacture, including the possible withdrawal of the product from the market, or may otherwise have an adverse effect on our business.

Our business could be adversely affected by animal rights activists.

Our business activities have involved animal testing and could involve further animal testing, as this type of testing is required before new medical products can be tested in clinical trials in human patients. Animal testing has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to stop animal testing by pressing for legislation and regulation in these areas. To the extent that the activities of these groups are successful, our business could be adversely affected. Negative publicity about us, our pre-clinical trials and our product candidates could also adversely affect our business.

Multiple late-stage clinical trials of TLR-AD1 for glioblastoma, our lead product, may be required before we can obtain regulatory approval.

Typically, companies conduct multiple late-stage clinical trials of their product candidates before seeking product approval. Our application for approval of a Phase IIa clinical trial is a relatively early-stage clinical trial and we must prove safety and efficacy before we can obtain FDA approval to start a late stage clinical trial. We may be unable to prove safety and efficacy or obtain approval to start late-stage clinical trials. This would substantially delay our commercialization, and might not be possible to complete, due to development or approval of competing products, lack of funding, or other factors. In addition, a rapidly growing number of products are under development for brain cancer, including immunotherapies such as checkpoint inhibitor drugs and T cell-based therapies, and some (e.g., NovoCure’s device) have been approved in the U.S. It is possible that the standard of care for brain cancer could change before we are approved to start a Phase II trial and analysis of its results, or before we are able to seek approval for late-stage trials and commercialization. This could necessitate further clinical trials with our TLR-AD1 product candidate for brain cancer, which may not be feasible.

Changes in manufacturing methods for TLR-AD1 could require us to conduct equivalency studies and/or additional clinical trials.

With biologics products, in some cases “the process is the product:” i.e., the manufacturing process is considered to be as integral to the product as is the composition of the product itself. If any changes are made in the manufacturing process, and these changes are considered material by the regulatory authorities, the company sponsor may be required to conduct equivalency studies to show that the product is equivalent under the changed manufacturing processes as under the original manufacturing processes, or the company sponsor may be required to conduct additional clinical trials. In addition, if there are multiple manufacturing locations, equivalency studies may be required to show that the products produced in the respective facilities are substantially the same. Our manufacturing processes have undergone some changes during or since the early clinical trials, and we have multiple manufacturing locations. Accordingly, we may be required to conduct equivalency studies, and/or additional clinical trials, before we can obtain product approval, unless the regulatory authorities are satisfied that the changes in processes do not affect the quality, efficacy or safety of the product, and satisfied that the products made in each manufacturing location are substantially the same.

We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we and our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate our product in the U.S. Regulatory approval by the FDA will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of TLR-AD1. In addition, the endpoint against which the data is measured must be acceptable to the regulatory authorities, and the statistical analysis plan for how the data will be evaluated must also be acceptable to the regulatory authorities.

The time required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to 18 months after submission of an application for product approval to receive the FDA’s decision. Even with Fast Track status, FDA review and decision can take up to 12 months. At present, we do not have Fast Track status for our lead product, TLR-AD1 for glioblastoma.

Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting an approval, even if regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements as well as case load at the regulatory agency at the time.

We may not obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

While we plan to submit an application for orphan drug status like the two previous generations of our dendritic cell-based immunotherapy, there is no guarantee that we will obtain approval for orphan drug status for TLR-AD1, our lead product, for glioblastoma. As a result, we may not receive the benefits associated with orphan drug designation (including the benefit providing for market exclusivity for a number of years). This may result from a failure to obtain orphan drug status, or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the U.S. for seven years.

Our intellectual property rights may be overturned, narrowed or blocked, and may not provide sufficient commercial protection for our product candidates, or third parties may infringe upon our intellectual property.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. Moreover, patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation, and as a result are uncertain. Any patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and these challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents.

We have taken security measures (including execution of confidentiality agreements) to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

We may be exposed to claims or lawsuits that our products infringe patents or other proprietary rights of other parties.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have not conducted a comprehensive freedom-to-operate review to determine whether our proposed business activities or use of certain of the technology covered by patent rights owned by us would infringe patents issued to third parties.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. The patent landscape is especially uncertain in regard to cell therapy products, as it involves complex legal and factual questions for which important legal principles remain unresolved. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings, inter partes reexamination, or post grant review before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from the third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. If the infringement is found to be willful, we could be liable for treble damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Risks Related to Our Company and Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes and upon the exercise of warrants, conversion of convertible debt, or conversion of preferred stock.

In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes. In addition, as of September 30, 2022, we have outstanding debt that could presently or upon default be converted into 13.0 million shares of our common stock, preferred shares convertible into 6.0 million shares of our stock, and warrants exercisable for up to 4.5 million shares of our stock. In addition, we have issued 1.6 million shares of our common stock to one of our lenders for loan commitment fees, and guaranteed that the lender will be able to sell the shares for at least $1.15 million; if the lender sells the shares for less, we must issue the lender additional shares or make a cash payment to make them whole. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares. In addition, just the potential for the issuance of a significant amount of our common stock pursuant to the warrants, convertible notes and preferred shares could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also hinder our ability to raise additional equity capital at a time and price that we deem reasonable or appropriate.

Our CEO currently has the ability to determine the election of our directors and the outcome of matters submitted to our shareholders.

As of September 30, 2022, our chief executive officer Dwain K. Morris-Irvin controls common and preferred shares that give him the right to cast 60.5% of the vote on all matters submitted to our shareholders, including the election of directors. As a result, Dr. Irvin has the ability to determine the outcome of issues submitted to our shareholders. Although our directors and executive officers, including Dr. Irvin, have a fiduciary obligation to the company’s shareholders, their interests may not always coincide with our interests or the interests of other shareholders. As a consequence, it may be difficult for the other shareholders to remove our board members. Dr. Irvin’s voting control could also deter unsolicited takeovers, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common stock.

We are authorized to issue more than 49.9 million shares of preferred stock that has not been previously designated or issued, and our board has the authority to define the relative rights and preferences of these shares of preferred stock without further shareholder approval. As a result, our board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board could authorize the issuance of a new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders. The issuance of additional shares of preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Our articles of incorporation and bylaws have provisions that could discourage, delay or prevent a change in control.

Our articles of incorporation and bylaws contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue more than 49.9 million shares of preferred stock that has not been previously designated or issued. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board without shareholder approval. Specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and as a result preserve control by the present management.

We have more than 1.9 billion shares of authorized but unissued common stock. Our authorized but unissued shares of common stock are available for future issuance without shareholder approval. These additional shares may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans. The existence of authorized but unissued and unreserved common stock could make it more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Provisions of our articles of incorporation and bylaws also could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a shareholder might consider favorable. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. In particular, the articles of incorporation and bylaws, among other things: provide our board with the ability to alter the bylaws without shareholder approval; deny shareholders cumulative voting rights in the election of our directors; place limitations on the removal of our directors; and provide that vacancies on our board may be filled by a majority of directors in office, although less than a quorum.

The market price of our common stock is volatile and can be adversely affected by numerous factors.

The share prices of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without consistent product revenues and earnings, can be highly volatile and are likely to remain highly volatile in the future. The price which investors may realize in sales of their shares of our stock may be materially different than the price at which our stock is quoted, and will be influenced by a large number of factors, some specific to us and our operations, and some unrelated to our operations. These factors may cause the price of our stock to fluctuate frequently and substantially. Relevant factors may include large purchases or sales of our common stock, shorting of our stock, positive or negative events, commentaries or publicity relating to our company, management or products, or other companies, management or products, including other immune therapies for cancer or immune therapies or cancer therapies generally, positive or negative events relating to healthcare and the overall pharmaceutical and biotech sector, the publication of research by securities analysts and changes in recommendations of securities analysts, legislative or regulatory changes, and/or general economic conditions. In the past, shareholder litigation, including class action litigation, has been brought against other companies that experienced volatility in the market price of their shares or unexpected or adverse developments in their business. Whether or not meritorious, litigation can result in substantial costs, divert management’s attention and resources, and harm the company’s financial condition and results of operations.

Our Common Stock is considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our stock has fluctuated greatly. As of the date of this filing, the market price of our common stock is less than $5.00 per share, and therefore is a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our stock and may result in decreased liquidity for our stock and increased transaction costs for sales and purchases of our stock as compared to other securities.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act of 1934 (the “Exchange Act”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have previously identified material weaknesses in our internal controls. Substantial efforts and resources must be expended to maintain a controlled environment, which is difficult for a small company like ours. Continued additional investments and management time to meet these requirements will be necessary since control weaknesses raise the risk of future material errors in our financial statements. We may not be able to maintain effective controls over time. If we have material weaknesses in the future, this may subject us to SEC enforcement action, which could include monetary fines or other equitable remedies that could be detrimental to the ongoing business of the Company.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our stock must come from increases in the market price of our stock.

We have not paid any cash dividends on our stock to date in our history, and we do not intend to pay cash dividends on our stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Also, any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Therefore, any return on your investment in our stock must come from increases in the fair market value and trading price of our stock, which may not occur.

Forward-Looking Statements

This annual report contains statements that are forward-looking within the meaning of Section 21E of the Exchange Act. Forward-looking statements are statements other than historical facts, including, without limitation, statements that are identified by words like “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. These statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. You should not rely solely on these forward-looking statements and should consider all uncertainties and risks throughout this document. Forward-looking statements are only predictions and not guarantees of performance and speak only as of the date they are made. We do not undertake to update any forward-looking statement in light of new information or future events.

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	If we are unable to successfully complete clinical trials or obtain regulatory approval for our novel cancer treatment, we will have no source of revenue.

●	We have incurred significant net losses from operations and must raise additional capital to fund our operations, commercialize our products, and repay our debt.

●

We have limited management resources and only one full time employee who we are dependent upon for our success, and the loss of any member of our management team would negatively impact our operations.

●	The exercise of our outstanding warrants, conversion of our convertible debt, or conversion of our outstanding preferred stock would result in significant dilution for our common shareholders.

●	Our CEO controls shares of our common and preferred stock that that give him the ability to determine the outcome of issues submitted to our shareholders, including the election of directors.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and you should not consider the factors listed above to be a complete set of all potential risks or uncertainties. All subsequent written or oral forward-looking statements concerning NovAccess or other matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section of this report, the other information contained or incorporated by reference in this report, especially in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

Item 1B. Unresolved Staﬀ Comments.

We have no unresolved Securities and Exchange Commission (SEC) comments to report.

Item 2. Properties.

As a biopharmaceutical company in the pre-IND stage, NovAccess does not require a physical headquarters or permanent research and development facilities. To conserve capital, we utilize third-party office facilities when needed and maintain a mailing office address at 8584 E. Washington Street, No. 127, Chagrin Falls, Ohio 44023. In addition, our StemVax, LLC subsidiary utilizes third-party laboratory and research space in Pasadena and Santa Cruz, California as needed.

Item 3. Legal Proceedings.

We are not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of NovAccess trades on the OTCQB Market under the symbol “XSNX.” Trading in the common stock is limited and sporadic. The following table lists the high and low closing sale prices for our stock for each quarter for the last two fiscal years as reported on the OTCQB. Because our stock is traded on the OTCQB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Closing Price
Quarter Ended	High	Low
December 31, 2020	0.75	0.29
March 31, 2021	0.80	0.36
June 30, 2021	0.80	0.41
September 30, 2021	0.84	0.40
December 31, 2021	0.70	0.10
March 31, 2022	0.52	0.28
June 30, 2022	0.48	0.10
September 30, 2022	0.29	0.14

We had 351 shareholders of record of our common stock on December 20, 2022. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Common Stock

During the quarter ended September 30, 2022, we issued 135,417 unregistered shares of our common stock for compensatory purposes. Effective September 27, 2022, we issued 108,750 unregistered shares of our common stock to Letzhangout for accounting services provided to NovAccess, and 26,667 unregistered shares to Darrow Associates for investor relations services provided to NovAccess. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

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

Organization

NovAccess Global Inc. is a Colorado corporation that was formerly known as XsunX, Inc. and Sun River Mining Inc.

Business Plan

In 2020, we transitioned our operations from solar contracting operations to the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. On June 2, 2020, we entered into a membership interest purchase agreement with Innovest Global, Inc. to acquire StemVax for 7.5 million shares of our unregistered common stock. The acquisition was completed on September 8, 2020.

StemVax, LLC (“StemVax”) is a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, President of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase IIa application. We are currently executing on their recommendations and plan to submit an IND application in 2023. In August 2022, we filed an application with the U.S. Food and Drug Administration for orphan drug designation (“ODD”) for TLR-AD1, which was granted in October 2022. Receiving ODD status represents a milestone in the development of TLR-AD1 and provides us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among other benefits.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guarantee that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of biotechnology companies.

Results of Operations for the Fiscal Year Ended September 30, 2022, Compared to Fiscal Year Ended September 30, 2021

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the fiscal years ended September 30, 2022, and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $1,371,321 during fiscal 2022 to $1,181,534 as compared to $2,552,855 for fiscal 2021. The decrease in SG&A expenses was related primarily due to the Company recognizing $962,000 in in stock compensation expense in fiscal 2021 compared to $0 recognized in fiscal 2022; a decrease of $185,564 in professional fees for investor advisory, legal and accounting services;  decrease  of $264,085 in outside services provided by TN3 under the management services agreement (please see Certain Relationships and Related Transactions, and Director Independence for additional details); as well as an decrease of $57,775 in payroll related expenses, which was marginally offset by increase in insurance cost.

Research and development expenses

The research and development expense increased by $40,030 for the fiscal year 2022 to $186,115 as compared to $146,085 for the fiscal year 2021 as we invested more consultant and employee time in preparing for the IND application to the FDA.

Other Income/(Expenses)

Other income/(expenses) declined  by $534,775 from other income of $186,465 for fiscal 2021 to other expenses of $348,310 for fiscal 2022. The change was primarily due to the increase in interest expense of $1,316,583 and an expense in fiscal 2022 of $961,000 relating to a price guarantee on shares issued as a commitment fee to one of our note holders, and a loss on the extinguishment of debt of $54,813. These expenses were partially offset by the Company recognizing a gain on the net change in fair market value of the derivative instruments of $2,084,242 in fiscal 2022 compared to a gain of $548,112 in fiscal 2021, and a gain on extinguishment of derivatives amounting to $277,716. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Loss

For fiscal year 2022, our net loss was $1,715,959 as compared to a net loss of $2,512,475 for fiscal 2021. the decrease in net loss of $796,516 was due to the decrease in SG&A, partially offset by the increase in other expenses as described above.

Liquidity and Capital Resources

We had a working capital deficit at September 30, 2022 of $4,653,066, as compared to a working capital deficit of $3,762,214, as of September 30, 2021. The decrease of $890,852 in working capital deficit was the result of an increase in accounts payable $165,711, decrease in derivative liability on convertible notes amounting to $1,486,610,  increase in accrued expenses and other current liabilities  amounting to $877,381, increase in amounts due to related parties of $103,925 and increase in convertible notes payable amounting to $1,147,842, and decrease in cash of $115,417 partially offset by increased prepaid expenses of $33,184.

For fiscal 2022, our cash flow used by operating activities was $903,489, as compared to cash flow used by operating activities of $682,333 for fiscal 2021. The increase of $221,156 in cash flow used by operating activities was primarily due to changes in assets and liabilities described above as well as the decrease in net loss being primarily the result of non-cash charges recorded in the statement of operations.

Cash flow used by investing activities was $0 in fiscal 2022 and 2021.

Cash flow provided by financing activities was $787,072 for fiscal 2022, as compared to cash provided by financing activities of $862,823 during fiscal 2021. The decrease in cash flow provided by financing activities was primarily the result of the mix of funds raised by selling equity and debt instruments and repayment of convertible notes and bridge loans.

The Company will need to raise additional funds to finance its ongoing operations, complete its IND application to the FDA and to make payments under its loan agreements. We expect this will require at least $3.0 million through December 31, 2023. We plan to raise this capital through the issuance of additional common stock as well as obtaining additional debt as needed.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed with this Form 10-K beginning at page F-1:

Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm (PCAOB ID 2738)

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2022 and 2021

Consolidated Statements of Operations for the fiscal years ended September 30, 2022 and 2021

Consolidated Statements of Shareholders’ Deficit for the fiscal years ended September 30, 2022 and 2021

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022 and 2021

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NovAccess Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NovAccess Global, Inc. (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then  ended, in conformity with accounting principles generally accepted in the United States of America.

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

Derivative Liabilities

As discussed in Note 2, 4 and 6, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

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

Houston, TX

January 10, 2023

NOVACCESS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	September 30, 2021

ASSETS

CURRENT ASSETS
Cash	$64,251	$180,668
Prepaid expenses	60,650	27,466

TOTAL ASSETS	$124,901	$208,134

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$375,682	$209,968
Accrued expenses and other current liabilities	1,486,561	609,180
Derivative and warrants liabilities	1,440,012	2,926,622
Due to related parties	186,217	82,922
Short term loan, related party	12,500	-
Convertible promissory notes, net of debt discount and debt issuance costs of $340,503 and $464,594 respectively	1,266,627	141,656
Convertible promissory note related party, net of debt discount and debt issuance cost of $2,132	10,368	-

Total Current Liabilities	4,777,967	3,970,348

LONG TERM LIABILITIES
Convertible promissory notes	-	165,880

Total Long Term Liabilities	-	165,880

TOTAL LIABILITIES	4,777,967	4,136,228

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 and 25,000 shares issued and outstanding, respectively	6	250
Common stock, no par value; 2,000,000,000 authorized common shares 18,669,507 and 14,404,030 shares issued and outstanding, respectively	43,225,982	41,882,535
Additional paid in capital	5,340,398	5,351,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	4,747,108	5,088,324
Accumulated deficit	(62,177,520)	(60,461,561)

TOTAL SHAREHOLDERS' DEFICIT	(4,653,066)	(3,928,094)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$124,901	$208,134

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Years Ended
	September 30, 2022	September 30, 2021

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development expenses	186,115	146,085
Selling, general and administrative expenses	1,181,534	2,552,855

TOTAL OPERATING EXPENSES	1,367,649	2,698,940

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,367,649)	(2,698,940)

OTHER INCOME/(EXPENSES)
Miscellaneous income	-	16,224
Extinguishment of derivative liability	277,716	-
Extinguishment of debt	(54,813)	-
Gain on change in derivative liability	2,084,242	548,112
Commitment Fee Guarantee	(961,000)	-
Interest expense	(1,694,455)	(377,871)

TOTAL OTHER INCOME/(EXPENSES)	(348,310)	186,465

NET LOSS	$(1,715,959)	$(2,512,475)

BASIC LOSS PER SHARE	$(0.10)	$(0.22)

DILUTED LOSS PER SHARE	$(0.10)	$(0.22)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,525,643	11,259,782
DILUTED	16,525,643	11,259,782

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance at September 30, 2020	25,000	$250	1,603,492	$33,369,424	$11,710,398	$4,210,960	$5,088,324	$(57,949,086)	$(3,569,730)

Stock compensation cost,	-	-	2,050,000	962,000	-	-	-	-	962,000
Common Stock issued for StemVax acquisition - from stock payable	-	-	7,500,000	$6,375,000	$(6,375,000)	-	-	-	-
Common Stock issued for services	-	-	910,390	528,202	-	-	-	-	528,202
Common Stock issued, subscriptions	-	-	1,765,905	360,000	-	-	-	-	360,000
Common Stock payable for services	-	-	-	-	16,000	-	-	-	16,000
Common Stock issued upon conversion of debt and accrued interest	-	-	174,243	43,909	-	-	-	-	43,909
Stock issued as commitment fee on promissory note payable	-	-	400,000	244,000	-	-	-	-	244,000
Net loss	-	-	-	-	-	-	-	(2,512,475)	(2,512,475)
Balance at September 30, 2021	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Preferred stock redemption	(24,400)	(244)	1,502,670	$525,934	-	-	(341,216)	-	184,474
Common Stock issued for services	-	-	546,807	171,625	(16,000)	-	-	-	155,625
Common Stock issued, subscriptions	-	-	791,000	170,200	-	-	-	-	170,200
Common Stock issuable subscription	-	-	-	-	5,000	-	-	-	5,000
Stock issued as commitment fee on promissory note payable	-	-	1,175,000	370,875	-	-	-	-	370,875
Common Stock issued as repayment of loans	-	-	250,000	104,813	-	-	-	-	104,813
Net Loss	-	-	-	-	-	-	-	(1,715,959)	(1,715,959)
Balance at September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Years Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,715,959)	$(2,512,475)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	1,534,932	346,725
(Gain) on change in derivative liability	(2,084,242)	(548,112)
(Gain) on settlement of derivative liability	(277,716)	-
Extinguishment of debt	54,813	-
Stock compensation expense	-	962,000
Stock issued and issuable for services	155,625	527,116

Changes in Assets and Liabilities:
Prepaid expenses	(33,184)	(10,380)
Accounts payable	186,565	54,555
Accrued expenses and other current liabilities	1,275,677	498,238

NET CASH USED IN OPERATING ACTIVITIES	(903,489)	(682,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	175,200	360,000
Due to related party	-	14,610
Payments on convertible notes payable	(94,250)	-
Payments to related party for redemption of preferred stock	(150,000)
Proceeds from promissory notes and short term loan	1,337,500	512,500
Payments of promissory notes	(550,000)	-
Proceeds from bridge loans payable - related parties	75,000	25,000
Payment on the bridge loans payable – related parties	(6,378)	(49,287)

NET CASH PROVIDED BY FINANCING ACTIVITIES	787,072	862,823

NET INCREASE (DECREASE) IN CASH	(116,417)	180,490

CASH, BEGINNING OF PERIOD	180,668	178

CASH, END OF PERIOD	$64,251	$180,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$107,574	$4,502
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Net impact of preferred stock redemption transaction	$184,474	$-
Common stock issued as commitment fee on promissory note	$370,875	$216,995
Shares issued for StemVax acquisition - from stock payable	$-	$6,375,000
Issuance of common stock upon conversion of debt and accrued interest	$104,813	$43,909
Fair value of shares issued for prepaid expenses	$-	$138,000

The accompanying notes are an integral part of these consolidated financial statements

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

1. ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global, Inc. (“NovAccess,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc., “Sun River” and XsunX, Inc., “XsunX”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax, in September, 2020, we exited the solar business and focused all our efforts on our biopharmaceutical business.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the year ended September 30, 2022. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

SEPTEMBER 30, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates made in preparing these consolidated financial statements include the estimate of the deferred tax valuation allowance, the fair value of stock options, and derivative liabilities. Actual results could differ from those estimates.

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

	For the Years Ended
	September 30,
	2022	2021

Gain (Loss) to common shareholders (Numerator)	$(1,715,959)	$(2,512,475)

Basic weighted average number of common shares outstanding (Denominator)	16,525,643	11,259,782

Diluted weighted average number of common shares outstanding (Denominator)	16,525,643	11,259,782

Diluted weighted average number of shares for the fiscal years ended September 30, 2022 and 2021 is the same as basic weighted average number of shares because the Company had net losses for fiscal years 2022 and 2022.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of September 30, 2022 and 2021. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2022 and 2021:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2021	$2,553,979	$-	$-	$2,553,979
Derivative Liability warrants at fair value as of September 30, 2021	$372,643	$-	$-	$372,643
Total Derivative Liability as of September 30, 2021	$2,926,622			$2,926,622
Derivative Liability at fair value as of September 30, 2022	$1,207,403	$-	$-	$1,207,403
Derivative Liability warrants at fair value as of September 30, 2022	$232,609	$-	$-	$232,609
Total Derivative Liability as of September 30, 2022	$1,440,012			$1,440,012

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2020	$2,989,165	$-	$2,989,165
Fiscal year 2021 initial derivative liabilities	485,569	-	485,569
Net (Gain)/Loss on change in fair value of derivative liability	(920,755)	372,643	(548,112)
Ending balance as of September 30, 2021	$2,553,979	$372,643	$2,926,622
Fiscal year 2022 initial derivative liabilities	593,297	282,051	875,348
Net (Gain)/Loss on change in fair value of derivative liability	(1,662,156)	(422,086)	(2,084,242)
Extinguishment of derivative	(277,716)	-	(277,716)
Ending balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In March 2022, the Financial Accounting Standards Board issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

At September 30, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of September 30, 2022 the Company had 600 shares of issued and outstanding Series B Preferred. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”),  in exchange for the redemption of all 5,000 shares of Series A preferred stock that he previously held. At the time, Mr. Martin was our Chief Executive Officer and sole Board Member. On March 14, 2022, Novaccess redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3. Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of NovAccess, purchased the remaining 600 shares (please refer to Note 12 for more details).

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

3. CAPITAL STOCK (Continued)

Common Stock

During the year ended September 30, 2022, the Company issued 4,265,477 shares of common stock. 1,502,670 shares were issued to TN3 as part of the transaction to redeem 24,400 shares of Series B Preferred Stock; For an expense of $139,806 based on the closing market value on grant date, 536,807 shares were issued to various vendors for services provided; 791,000 shares were issued in relation to stock subscriptions for net proceeds of $170,200; 1,175,000 shares were issued as a commitment fee on a promissory note payable amounting to $370,875; 250,000 shares were issued as repayment of bridge loans for $104,813 (please refer to Note 4 for more details); and 10,000 shares were issued to related parties for $ 8,000 based upon the closing market value on grant date (please refer to Note 12 for more details).

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

4. CONVERTIBLE PROMISSORY NOTES

Promissory notes as of September 30, 2022	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance, net of debt discount as of September 30, 2022	Derivative balance as of September 30, 2022

2013 Note	12,000	-	12,000	-
2014 Note	50,880	-	50,880	143,959
2017 Note	115,000	-	115,000	302,060
February 2022 Note	250,000	-	250,000	115,222
May 2022 Note	1,000,000	195,652	804,348	546,145
August 2022 Note	100,000	66,041	33,959	40,628
September 2022 Note	79,250	78,810	440	59,198
Total	1,619,630	340,503	1,266,627	1,207,213

Promissory note, related party, as on September 30, 2022	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance, net of debt discount as of Sep 30, 2022	Derivative balance as of September 30, 2022

July 2022 Note	12,500	2,132	10,368	190

2013 Note

On October 1, 2013, Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of September 30, 2022, the outstanding principal balance was $12,000.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of September 30, 2022, outstanding principal balance was $50,880.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The 2017 Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of September 30, 2022, and September 30, 2021 the outstanding principal balance was $115,000.

May 2021 Note

On May 28, 2021, the Company issued a 12% unsecured convertible promissory note (the “May 2021 Note”) for the principal sum of $55,500 plus accrued interest. The May 2021e Note was to mature on May 28, 2022. The May 2021 Note was convertible after November 23, 2021 by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest traded price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021, the Company paid the balance of this note to the lender.. As of September30, 2022, the balance of the June 2021 Note was $0.

July 2021 Note

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July 2021 Note”) for the principal sum of $38,750 plus accrued interest with a maturity date of July 6, 2022. The July 2021 Note was to mature on July 6, 2022. The July Note was convertible after January 1, 2022, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021, the Company paid the balance of this note to the lender. As of September 30, 2022, the balance of the July 2021 Note was $0.

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note (note 7 below) and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022 in connection with the issuance of the May 2022 Note described below. As of September 30, 2022, the balance on the August 2021 Note was $0.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 note”) for the principal sum of $250,000 plus accrued interest. The February Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. In July 2022, the Company extended the term of the February 2022 note for another six months until February 16, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50 (see note 7 below). The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement, amortized over the term of the loan. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on September 30, 2022, was $0. As of September 30, 2022, the balance outstanding net of debt discount was $250,000.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 note to pay off the August 2021 notes. In November 2022, the Company extended the May 2022 for another six months until May 5, 2023. In connection with the note company issued 1,000,000 warrants at an exercise price of $0.01 (see note 7 below). The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $ 25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051was recorded as debt discount and amortized over the term of the loan.. The balance in debt discount as on September 30, 2022 was $195,652. As of September 30, 2022, the balance outstanding net of debt discount was $804,348.

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matures on August 8, 2023, provided, however that after October 31, 2022, if the Company receives debt or equity financing of at least $3 million, the holder may call for payments of outstanding principal and interest at any time from such date giving notice of at least five business days before the date the payment is due. The holder shall have the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan... The balance in debt discount as on September 30, 2022 was $66,041. As of September 30, 2022 the balance outstanding net of debt discount was $33,959.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note matures on September 22, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. The holder shall have the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price defined hereunder. The variable conversion price shall mean 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2022 was $78,810. As of September 30, 2022 the balance outstanding net of debt discount was $440.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

At September 30, 2022, the fair value of the derivative liability on promissory notes including warrants was $1,207,403.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 2.79% and 4.05%
Stock volatility factor	Between 73.74% and 183.0%
Years to Maturity	0.67 years
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTE, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15.  The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2022 was $2,132. As of September 30, 2022 the balance outstanding net of debt discount was $10,368.

6. SHORT TERM LOAN, RELATED PARTY

On July 28, 2022, the Company entered into a short term interest free loan agreement amounting to $12,500, with one of the member of the Board of Directors to fund the operations until longer term financing can be obtained by the Company. The Company terms required repayment of all amounts outstanding under this agreement on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million In November, 2022, the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023. Interest on the aforesaid note was not calculated due to immaterial amount.

7. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

7. WARRANTS (Continued)

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

On September 30, 2022, the fair value of the derivative liability warrants was $232,609 and $372,643 as on September 30, 2021.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	4.15%
Stock volatility factor	Between 141% and 151%
Years to Maturity	4.29 years
Expected dividend yield	None

8. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Included in the balance at September 30, 2022, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2022, the Company did not recognize interest and penalties.

At September 30, 2022, the Company had net operating loss carry-forwards of approximately $24,072,000 that may be offset against future taxable income varying from the year 2022 through 2040. No tax benefit has been reported in the September 30, 2022, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carryforwards may be limited as to use in future years.

Net operating losses arising in tax years ending before 2018 are generally limited to a 20-year carryforward period while net operating losses arising in tax years beginning in 2018-2021 may be carried forward indefinitely.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended September 30, 2022, and September 30, 2021 due to the following:

	9/30/2022	9/30/2021
Book Income	$(163,760)	$(1,421,740)
Nondeductible Other Expenses	(97,166)	280,445
Related party accrual	690	42,290
Valuation Allowance	260,236	1,099,005
Income Tax Expense	$-	$-

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Net deferred tax assets consist of the following components as of September 30, 2022 and 2021:

	9/30/2022	9/30/2021
Deferred Tax Assets:
NOL Carryforward	$5,055,031	$5,688,917
Capital Loss Carryforward	-	243
R&D Carryforward	46,147	46,147
Deferred compensation payroll	72,446	-
Related Party Accruals	20,626	42,290

Deferred Tax Liabilities:
Depreciation	-	-

Valuation Allowance	(5,194,250)	(5,777,597)
Net Deferred Tax Asset	$-	$-

9. OPTIONS

On June 2, 2020, the Company issued 2,000,000,000 options, on a pre reverse split basis, to purchase common stock to the then directors of the Company as compensation for serving on the board during 2019. These options are exercisable on a cashless basis for a period of ten years from September 30, 2022.at an exercise price of $0.00001. The number of options on the post Stock Split basis is 2,000,000, and the exercise price of $0.01 per share.

A summary of the Company’s options activity and related information follows for fiscal year ended September 30, 2022:

September 30, 2022
Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	2,000,000	$.01
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	2,000,000	$.01

At September 30, 2022, the weighted average remaining contractual life of options outstanding:

	September 30, 2022
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	7.67

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

9. OPTIONS (Continued)

For purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the warrants are as follows:

Risk Free Interest Rate	0.32%
Stock Volatility Factor	146.0%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following at September 30, 2022 and 2021:

	9/30/2022	9/30/2021
Accrued liabilities	98,621	356,683
Provision for guaranteed commitment fees *	961,000	-
Accrued payroll	4,740	10,712
Deferred compensation	344,983	201,383
License Fees Payable	40,402	40,402
Insurance finance liability	36,815	-
	$1,486,561	$609,180

* Under the terms of the August 2021 Note, February 2022 Note and May 2022 Note the Company issued a total of 1,575,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for less than $1,150,000, it may make a onetime claim for each note to be reimbursed for the difference between their proceeds and $1,150,000. The difference between the fair value of the 1,575,000 shares as on September 30, 202, and the exercise amount of $1,150,000 was recorded as a provision for guaranteed commitment fees and included in the table above.

11. BRIDGE LOAN PAYABLE

Related parties

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $50,000. The notes were payable on demand with a five business day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty.

In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as of September 30, 2022.

On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of the bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of September 30, 2022.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

11. BRIDGE LOAN PAYABLE (Continued)

Service provider, related party

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022, the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the period ended September 30, 2022, the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of September 30, 2022.

The total loss on account of extinguishment of debt on the CFO Note and service provider note amounting to $54,813 was recorded in the income statement.

12. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. The expenses incurred by Innovest Global for the year ended September 30, 2022 amounted to $3,295 and $14,610 for the year ended September 30, 2021. As of September 30, 2022, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934  which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company is obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the company raises at least $2.5 million of equity capital. As of September 30, 2022, the Company owed TN3 $100,000 of the redemption price.

13. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party to, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Under the terms of the August 2021 Note, February 2022 Note and May 2022 Note the Company issued a total of 1,575,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for less than $1,150,000, it may make a onetime claim for each note to be reimbursed for the difference between their proceeds and $1,150,000. The difference between the fair value of the 1,575,000 shares as on September 30, 2022 and the exercise amount of $1,150,000 was recorded as a make-whole provision for commitment fees and included in the accrued expenses.

14. RELATED PARTY TRANSACTIONS

On July 28, 2022 the Company entered into a short term interest free loan agreement amounting to $12,500, with one of the member of the Board of Directors to fund the operations until longer term financing can be obtained by the Company. The Company terms required repayment of all amounts outstanding under this agreement on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million In November 2022 the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

14. RELATED PARTY TRANSACTIONS (Continued)

On July 28, 2022, the Company issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs the chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the company $12,500 on July 29, 2022. All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November, 2022, the holder agreed to extend the term of the note until April 2023. The holder has the right, until the date of payment in full of all amounts outstanding and unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15.. As of September 30, 2022, the balance of the July 2022 Note was $12,500.

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3.

Upon completion of the redemption transaction, the Company is obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the company raises at least $2.5 million of equity capital. As of September 30, 2022, the Company owed TN3 $100,000 of the redemption price. Pursuant to the redemption agreement, the Company also issued to TN3 1,502,670 shares of unregistered common stock, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin.

Also in connection with closing the redemption transaction, on March 14, 2022, the Company entered into a common stock distribution agreement with Innovest Global, Inc. Innovest acquired 7.5 million shares of the common stock when Innovest sold StemVax, LLC to NovAccess in September 2020. Pursuant to the stock distribution agreement, Innovest agreed to distribute its NovAcess common stock to Innovest’s shareholders. Innovest is currently in the process of effectuating the distribution.

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $25,000 each. The notes were payable on demand with a five business-day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty. On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of September 30, 2022. In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as of September 30, 2022.

On September 4, 2020, the Company entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provided with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement was three years, with subsequent one-year renewals. We paid TN3 $40,000 under the agreement in fiscal 2022. In connection with the redemption of TN3’s preferred shares, the management services agreement was terminated and outstanding amounts cancelled, and as of September 30, 2021 there were no amounts owed under this agreement.

15. SUBSEQUENT EVENTS

On November 7, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC (“1800 Diagonal Lending”) and issued a convertible promissory note in the original principal amount of $55,000 (the “note”) to 1800 Diagonal Lending pursuant to the SPA. The loan was funded on November 7, 2022. The Company will use the proceeds of the loan for general working capital purposes.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

15. SUBSEQUENT EVENTS (Continued)

The note bears interest at 8% a year and is due on November 1, 2023. The Company may prepay the note upon payment of a prepayment penalty ranging from 15-25% of the amount outstanding on the note when prepaid. Under the terms of the note, the Company may not sell a significant portion of its assets without the approval of 1800 Diagonal Lending, must comply with the company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the company’s common stock on the OTCQB Market or other exchange. The Company’s failure to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default, the note will bear interest at 22% and 1800 Diagonal Lending will be entitled to its costs of collection.

Beginning on April 30, 2023, 1800 Diagonal Lending may convert the amount outstanding under the note into shares of the common stock of the Company at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date.

On December 7, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC (“1800 Diagonal Lending”) and issued a convertible promissory note in the original principal amount of $55,000 (the “note”) to 1800 Diagonal Lending pursuant to the SPA. The loan was funded on December 13, 2022. The Company will use the proceeds of the loan for general working capital purposes.

The note bears interest at 8% a year and is due on December 7, 2023. The Company may prepay the note upon payment of a prepayment penalty ranging from 15-25% of the amount outstanding on the note when prepaid. Under the terms of the note, the Company may not sell a significant portion of its assets without the approval of 1800 Diagonal Lending, must comply with the company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the company’s common stock on the OTCQB Market or other exchange. The Company’s failure to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default, the note will bear interest at 22% and 1800 Diagonal Lending will be entitled to its costs of collection.

Beginning on June 5, 2023, 1800 Diagonal Lending may convert the amount outstanding under the note into shares of the common stock of the Company at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date.

On November 21, 2022 the board approved the NovAccess Global Inc. 2022 Equity Incentive plan adopted by the board on May 12, 2022 and filed with SEC on May 16, 2022. The plan provides for up to 2.0 million equity grants, including shares, restricted shares, tax qualified options, non-qualified options, stock appreciation rights, and other equity-based grants. The plan allows for grants to the directors, executive officers, other employees, and consultants of the Company and its subsidiaries. The term of the plan is ten years. Initially our board of directors will administer grants under the plan, but the board is considering forming a compensation committee to administer the plan. Currently no grants have been made under the plan.

The Company  issued 798,769 common shares in the month of December 2022, to various vendors for services.. The Company also issued 100,000 common shares in the month of December 2022, in relation to stock subscriptions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not change our accountants or have any reportable disagreements with our accountants in fiscal 2022.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of September 30, 2022. Based upon this evaluation, Messrs. Morris-Irvin and Laird concluded that the company’s disclosure controls and procedures were ineffective as of September 30, 2022 due to the material control weakness discussed below.

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

Our management team, with the participation of Messrs Irvin and Laird, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2022 due to the material control weakness discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material control weakness discussed below

Material Control Weakness Relating to the Accounting for Convertible Promissory Notes and Derivatives

The company has entered into a number of promissory note transactions that include a number of complex derivative features and debt discounts. These include original offer discounts, other issuance costs, warrants, commitment shares and conversion features. There were a number of errors in the calculation of fair value for each of these features that we did not identify in the company’s initial review of the financials. These have been adjusted in the numbers included in this report and the company is taking steps to obtain better technical advice on the treatment of these instruments in the future.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

The disclosure required by this item is not applicable to NovAccess.

Part III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Board of Directors

Biographical information about our board members is summarized below.

Jason M. Anderson, age 49, is experienced in the fields of biological discovery, genomic modeling, drug development and national security. He joined our board on March 18, 2022. From 2016 to 2021, he served as a co-founder and member of the board of EdenRoc Sciences, LLC, a privately held biotechnology company formed to cultivate world-class life sciences start-up companies including Liberty Biosecurity, LLC, where Mr. Anderson served as co-founder and chief executive officer from 2014 to 2021. Mr. Anderson has co-authored several granted patents in the life sciences that describe how genomic and biological information can be securely disseminated. From 1998 to 2014, Mr. Anderson served as a diplomat for the United States Department of State. He holds a MSc. from the London School of Economics and Political Science and a BA from the University of California, San Diego.

John A. Cassarini, age 56, has decades of capital markets experience as an investor and portfolio manager. He joined our board on March 14, 2022 and serves as chair of the board. During the past five years he has been a private investor. Prior to that, he managed small-cap portfolios for numerous institutions, including Lehman Brothers, Barclays and Ingalls & Snyder. Mr. Cassarini has a BA in finance from Fordham University and an MBA from Columbia University.

Dwain K. Morris-Irvin, PhD, MPH, age 55, is a published researcher and patent author. Dr. Irvin stepped into the CEO role at NovAccess on October 15, 2020, after heading the biotechnology division of Innovest Global, Inc. NovAccess acquired StemVax, LLC from Innovest on September 8, 2020. Dr. Irvin received his PhD from the University of California, Los Angeles School of Medicine, his MPH from UCLA School of Public Health, and trained at The Wallenberg Neuroscience Center at Lund University in Lund, Sweden. He was also a professor, faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. Dr. Irvin received his PhD in Molecular & Medical Pharmacology and Developmental Neuroscience with an emphasis on neural stem cell fate and differentiation. His research focused on neural development and notch signaling in mammalian neural stem cells. He also worked as an NIH/NINDS post-doctoral fellow in Dr. Anders Bjorklund’s laboratory in Lund, Sweden. There, his focus was on research projects that investigated the potential role of cell replacement therapy for patients with Parkinson’s disease. They developed several protocols for the efficient generation of dopaminergic neurons from forebrain and ventral midbrain stem and progenitor cells. Dr. Irvin also worked as a research scientist, assistant professor, and faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. He led research investigations in the role of adaptive immunity in Parkinson’s disease. He also developed two patents in the area of immunotherapy for brain tumor patients, specifically glioblastoma multiforme (GBM). His research team focused on molecular mechanisms that impart therapeutic resistance in cancer cells, including cancer stem cells, to develop novel immunotherapies for brain tumor patients.

Executive Officers

Information about our CEO Dr. Irvin is included above under Board of Directors. Information about our chief financial officer is included below.

Neil J. Laird, age 70, is an experienced financial executive who works with emerging companies to provide accounting and finance related services. He joined NovAccess as fractional chief financial officer on September 10, 2021. Since 2017, he has worked with several technology and other companies as a consultant. From June 2011 until November 2016, Mr. Laird served as the chief financial officer of Mobileum Inc., a private company providing roaming and other solutions to the telecommunications industry. Previously he was CFO of SumTotal Systems, Inc., a provider of enterprise learning management systems, and before that, CFO of ADAC Laboratories, a provider of nuclear medicine and PET systems. Both SumTotal Systems and ADAC Laboratories were publicly traded companies. Mr. Laird has an MA from the University of Cambridge and is qualified as a UK chartered accountant.

Board Committees

Our board of directors formed a separately designated standing audit committee in April 2022. In accordance with its written charter, which was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. The audit committee is directly responsible for the appointment of our independent registered public accounting firm, currently M&K CPAS, PLLC (“M&K”), and is charged with reviewing and approving all services performed for us by M&K and for reviewing the firm’s fees. The audit committee reviews M&K’s internal quality control procedures, reviews all relationships between M&K and NovAccess and its subsidiaries in order to assess the firm’s independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by M&K. In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner.

The members of the audit committee are Mr. Cassarini, the committee’s chairman, and Mr. Anderson. The committee met twice after it was formed in the last fiscal year. Messrs. Cassarini and Anderson are both “independent directors” as defined in the OTCQB Market listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements, and cash flow statements. Our board has determined that Mr. Cassarini meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as a private investor and managing small-cap portfolios for numerous institutions. The audit committee will review and reassess its charter as needed and will obtain the approval of the board for any proposed changes to the charter.

Because our board of directors has only three members, we do not currently have compensation or nominating committees. Currently our independent directors determine and approve the compensation of our executive officers.

Advisory Board

We have assembled a board of advisors with extensive experience in all aspects of the biopharmaceuticals industry. The advisory board provides our management team with guidance when requested providing us with the benefit of the advisors’ expertise and experience

Renard Currie, MBA, has over twenty years’ experience as a product executive in healthcare information technology. He is currently the senior global director for Infor Inc. Since 2001, he has served as chief operating officer and vice president of product management for leading healthcare IT companies, including KnowMed, Healthvision and Quovadx. Mr. Currie’s leadership turns new ideas into profitable products through building successful cross-functional product development and management teams, fostering a culture of design-driven product development, microservices architecture and beautiful user experience. He has led the effort to develop a multi-tenant interoperability solution with infused artificial intelligence powered by InforOS. He has also led sales, marketing, product management, product development and service organizations of a cloud-based healthcare data platform start-up company. More recently, Mr. Currie’s expertise has focused on software development for successful transition of on-premise products to the cloud. His product development experience includes health interoperability, digital health, health analytics and artificial intelligence.

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

Kim Seroogy, Ph.D., is currently Professor of Neurology and Director of The Selma Schottenstein Harris Laboratory for Research in Parkinson’s in the University of Cincinnati Gardner Neuroscience Institute. Dr. Seroogy has over 30 years of research experience deciphering the neurochemical and neurotrophic events underlying Parkinson’s disease, schizophrenia and depression, focusing on the neuroprotective and neurorestorative roles of select growth factors. Dr. Seroogy’s training included a PhD in Neurobiology from the University of California-Irvine and a NATO Postdoctoral Fellowship at the Karolinska Institute in Stockholm, Sweden. His research, published in more than 115 scientific papers, review articles and book chapters, has been funded by the National Institutes of Health, National Science Foundation, Department of Defense, and several national foundations. Dr. Seroogy served formerly as President of the Ohio-Miami Valley Chapter of the Society for Neuroscience, Vice Chair of Basic Research, and Director of the University of Cincinnati Neuroscience Graduate Program. His present work on chronic stress and Parkinson’s disease is funded by the Department of Defense and he currently serves on the scientific advisory board of the Tourette Association of America.

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

Peter Weinstein, Ph.D., legal counsel to StemVax Therapeutics, is the Managing Partner of Entralta PLLC, a boutique intellectual property, business, transactional and litigation firm that specializes in working with small companies and start-ups. He brings over two and a half decades of experience that he uses to help companies build and grow from inception to exit. He has helped to build multiple significant patent portfolios along with negotiating large multimillion and multibillion dollar deals for his clients. He has considerable litigation experience, including patent litigation, where his clients have included Amgen, Microsoft, Cypress Semiconductor and Idec. Dr. Weinstein is also the CEO of Medalynx Inc., a company building a human genomic sequence database collected from underrepresented populations worldwide.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Upon joining the board in March 2022, Jason Anderson filed his initial Form 3 two days late due to delays in obtaining his EDGAR codes from the SEC. Based solely on our review of Forms 3 and 4 filed with the SEC, we believe that all other Section 16(a) filing requirements were met timely in fiscal 2022.

Item 11. Executive Compensation.

Compensation of Our Executive Officers

The following table summarizes information with respect to compensation earned by our executive officers in fiscal 2022 and 2021.

Name and Principal Position	Year	Salary	Stock Awards (1)	Deferred Compensation	All Other Compensation	Total
Dwain K. Irvin (2)	2022	$206,800	-	$169,200	$14,692	$390,692
Chief Executive Officer	2021	$183,232	$846,000	$201,383	$42,931	$1,273,547

Neil J. Laird	2022	-	-	-	-	-
Chief Financial Officer	2021	-	$8,000	-	-	$8,000

1.   The amounts reported reflect awards of unregistered shares of our common stock. The shares are not subject to vesting or forfeiture. We value stock awards in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718. For more information about the assumptions underlying our valuation, please see Note 2 of the notes to our consolidated financial statements for the year ended September 30, 2022.

2.   To assist NovAccess conserve cash in fiscal 2021, Dr. Irvin agreed to defer payment of $169,200 in salary in fiscal 2022 and $151,383 in salary and a $50,000 bonus in fiscal 2021. These amounts are reported in the Deferred Compensation column. The amount reported in the All Other Compensation Column reflects payments made by NovAccess for Dr. Irvin’s health, vision and dental insurance and $30,000 paid to Dr. Irvin as a consultant before he joined NovAccess as CEO in fiscal 2021.

We do not have employment, retirement or change-of-control agreements with any of our executive officers.

Compensation of Our Directors

Our directors did not receive any compensation for serving as a member of our board in fiscal 2022 or 2021. Dr. Irvin’s compensation for serving as our CEO is described above under Compensation of Our Executive Officers.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our stock by each of our directors and senior executive officers, all of our directors and executive officers as a group, and each other person we know beneficially owns more than 5% of our stock. The information is as of November 20, 1, 2022.

Unless otherwise noted, the address of each beneficial owner listed in the table is c/o NovAccess Global Inc., 8584 E. Washington Street, No. 127, Chagrin Falls, Ohio 44023.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of stock that they beneficially own, subject to applicable community property laws. Except as indicated by the footnotes, applicable percentage ownership is based on 18,669,507 shares of common stock outstanding.

Shareholder	Shares Held	Percentage
Dwain K. Irvin, Chief Executive Officer (1)	7,800,000	31.6%
Jason M. Anderson, Independent Director	—	—
John A. Cassarini, Independent Director & Chairman of the Board	—	—
Neil J. Laird, Chief Financial Officer	260,000	1.4%
All Directors and Executive Officers as a Group (2)	8,060,000	32.7%

Innovest Global, Inc. (3)	7,500,000	40.2%
Daniel G. Martin (4)	1,252,670	6.7%

1.   Includes 6.0 million shares of our common stock issuable upon the conversion of 600 shares of our preferred stock owned by Irvin Consulting, LLC. Dr. Irvin owns Irvin Consulting and is considered to be the beneficial owner of the NovAccess stock owned by Irvin Consulting. The common shares issuable upon conversion of the preferred were added to our outstanding shares to determine Dr. Irvin’s percentage.

2.   Includes Dr. Irvin and Messrs. Anderson, Cassarini and Laird. Includes shares of our common stock issuable upon the conversion of preferred stock owned by Irving Consulting, a company owned by Dr. Irvin.

3.   The address of Innovest Global is 8834 Mayfield Road, Chesterland, Ohio 44026. Innovest is in the process of distributing its shares of NovAccess to the shareholders of Innovest, but the distribution has not yet been completed.

4.   Mr. Martin is the former chief executive officer of NovAccess and his address is 8834 Mayfield Road, Chesterland, Ohio 44026. Does not include 7.5 million common shares owned by Innovest Global, Inc. Mr. Martin is a major shareholder of Innovest.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans at September 30, 2022.

Equity Compensation Plan Category	Shares to be Issued Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price of Outstanding Warrants	Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Plans approved by security holders (1)	—	—	2,000,000
Plans not approved by security holders (2)	2,000,000	$0.01	—
Total	2,000,000	$0.01	2,000,000

1.   On May 12, 2022, our board adopted the NovAccess Global Inc. 2022 Equity Incentive Plan, which was approved by our shareholders on November 21, 2022. The plan provides for up to 2.0 million equity grants, including shares, restricted shares, tax qualified options, non-qualified options, stock appreciation rights, and other equity-based grants. The plan allows for grants to the directors, executive officers, other employees, and consultants of NovAccess and its subsidiaries. The term of the plan is ten years. Initially our board of directors will administer grants under the plan, but the board is considering forming a compensation committee to administer the plan. [Currently no grants have been made under the plan.]

2.   On June 2, 2020, we issued to each of our former directors (Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak) a options to purchase up to 500,000 shares of our common stock for $0.01 per share (adjusted for the 1-for-1,000 reverse stock split effective August 25, 2020).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Code of Ethics and Director Independence

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

Board members John A. Cassarini and Jason M. Anderson are both “independent directors” as defined in the OTCQB Market listing standards. Our code of ethics requires board approval of any transaction between NovAccess and our directors, advisory board members or officers that presents a conflict of interest. Our board’s policy is that any transaction with a director, officer or other party related to NovAccess must be reviewed and approved by our board members who are not interested in the transaction. Although our board does not have a formal written policy governing the procedure and standard of review, our board will only approve a related party transaction if the board believes that the transaction is in the best interest of NovAccess and its shareholders.

Fiscal 2022 Related Party Transactions

On July 28, 2022 the we entered into a short term interest free loan agreement amounting to $12,500, with one of our member of the Board of Directors to fund the operations until longer term financing can be obtained by NovAccess. The terms required repayment of all amounts outstanding under this agreement on the earlier of: (a) October 31, 2022 or (b) the receipt by NovAccess of debt or equity financing of $3 million In November 2022 the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023.

On July 28, 2022, we issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs our chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the company $12,500 on July 29 All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by NovAccess of debt or equity financing of $3 million. In November, 2022 the holder agreed to extend the term of the note until April 2023. The holder has the right, until the date of payment in full of all amounts outstanding and unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. As of September 30, 2022, the balance of the July 2022 Note was $12,500.

On January 31, 2022, we entered into a preferred stock redemption agreement with Daniel G. Martin, at the time our sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, our chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of our Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3.

Upon completion of the redemption transaction, we became obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the company raises at least $2.5 million of equity capital. As of September 30, 2022, we owed TN3 $100,000 of the redemption price. Pursuant to the redemption agreement, we also issued to TN3 1,502,670 shares of unregistered common stock, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin.

Also in connection with closing the redemption transaction, on March 14, 2022, we entered into a common stock distribution agreement with Innovest Global, Inc. Innovest acquired 7.5 million shares of our common stock when Innovest sold StemVax, LLC to NovAccess in September 2020. Pursuant to the stock distribution agreement, Innovest agreed to distribute its NovAcess common stock to Innovest’s shareholders. Innovest is currently in the process of effectuating the distribution.

In December 2021, our CEO and CFO each advanced funds for operating expenses in the total amount of $25,000 each. The notes were payable on demand with a five business day written notice and bore interest at a rate of 10% per annum. NovAccess could prepay all or any part of the balance owed without penalty. On January 25, 2022, we issued 125,000 shares of its common stock in settlement of a bridge loan to our CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. We recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of September 30, 2022. In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. We recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as of September 30, 2022.

On September 4, 2020, we entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provided us with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement was three years, with subsequent one-year renewals. We paid TN3 $40,000 under the agreement in fiscal 2022. In connection with the redemption of TN3’s preferred shares, the management services agreement was terminated, and outstanding amounts cancelled, and as of September 30, 2021 there were no amounts owed under this agreement.

Item 14. Principal Accountant Fees and Services.

On November 18, 2019, we engaged M&K CPAS, PLLC (“M&K”) to serve as our principal independent registered public accounting firm. For the fiscal year ended September 30, 2022, we paid audit fees to M&K of $26,000 for professional services for the audit of our annual financial statements included in our Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q, and audit-related fees of $4,000 for the review and consent for our Registration Statement on Form S-1. For the fiscal year ended September 30, 2021, we paid audit fees to M&K of $31,950 for the same audit services. We did not pay M&K any other audit-related fees, tax fees, or other fees in fiscal 2022 or 2021.

Our audit committee’s charter requires that all audit and permissible non-audit services provided by M&K to NovAccess be pre-approved by the audit committee. Either the board or the audit committee pre-approved all of the services provided by M&K and the payment by us of the fees listed in the paragraph above. The decision to continue M&K’s engagement was approved by our audit committee. M&K had no direct or indirect financial interest in NovAccess that would compromise M&K’s independence in either fiscal 2022 or 2021.

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

3.5	Certificate of Designation of Series B Convertible Preferred Stock dated September 4, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s September 4, 2020 Form 8-K)
3.6	Bylaws (incorporated by reference to Registration Statement Form 10SB12G #000-29621 dated February 18, 2000)
10.1+	NovAccess Global Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s May 12, 2022 Form 8-K)
10.2+	2014 XsunX, Inc. Stock Option and Award Plan, dated May 20, 2014 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated May 21, 2014)
10.3

Preferred Stock Purchase and Redemption Agreement dated January 31, 2022 among NovAccess Global Inc., TN3, LLC, Mr. Daniel G. Martin, Irvin Consulting, LLC and Dr. Dwain Morris-Irvin (incorporated by reference to Exhibit 10.1 to the Company’s December 30, 2021 Form 8-K)

10.4	Membership Interest Purchase Agreement dated June 2, 2020 between the Company and Innovest Global, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s September 30, 2020 Form 10-K)
10.5	Common Stock Distribution Agreement dated March 14, 2022 between NovAccess Global Inc. and Innovest Global, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s March 14, 2022 Form 8-K)
10.6	Management Services Agreement between NovAccess Global Inc. and TN3, LLC dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s September 4, 2020 Form 8-K)
10.7+

Form of Company Warrant for the Purchase of 500,000,000 Shares of Common Stock dated June 2, 2020 issued to Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak (incorporated by reference to Exhibit 10.4 to the Company’s September 30, 2020 Form 10-K)

10.8	Transition Services Agreement dated June 2, 2020 between the Company and Solar Energy Builders, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s September 30, 2020 Form 10-K)
10.9	Stock Purchase Agreement among XsunX, Inc., Tom Djokovich and TN3, LLC, dated March 18, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2020 Report on Form 10-Q)
10.10

Form of Third Extension Agreement to 12% Note used in connection with the exchange and 18-month extension to a promissory note that had become due September 30, 2015 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated January 8, 2016)

10.11

Form of Demand Promissory Note dated December 30, 2021 in the original principal amount of $25,000 issued by NovAccess Global Inc. to each of Dwain K. Morris-Irvin, Neil J. Laird, and Amit Mulchandani (incorporated by reference to Exhibit 10.1 to the Company’s December 30, 2021 Form 8-K)

10.12	Loan Agreement for $25,000 between NovAccess Global Inc. and Innovest Global, Inc. dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2021 Form 10-Q)
10.13	Securities Purchase Agreement dated May 28, 2021 between NovAccess Global Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s May 28, 2021 Form 8-K)
10.14

Convertible Promissory Note dated May 28, 2021 in the original principal amount of $55,000 issued by NovAccess Global Inc. to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s May 28, 2021 Form 8-K)

10.15	Securities Purchase Agreement dated July 6, 2021 between NovAccess Global Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s July 6, 2021 Form 8-K)
10.16

Convertible Promissory Note dated July 6, 2021 in the original principal amount of $38,750 issued by NovAccess Global Inc. to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s July 6, 2021 Form 8-K)

Exhibit	Description
10.17	Securities Purchase Agreement dated August 20, 2021 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s August 20, 2021 Form 8-K)
10.18

Promissory Note dated August 20, 2021 in the original principal amount of $500,000 issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s August 20, 2021 Form 8-K)

10.19

Common Stock Purchase Warrant dated August 20, 2021 for 1.0 million shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s August 20, 2021 Form 8-K)

10.20	Security Agreement dated August 20, 2021 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s August 20, 2021 Form 8-K)
10.21

Securities Purchase Agreement dated February 15, 2022 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s February 15, 2022 Form 8-K)

10.22

Promissory Note dated February 15, 2022 in the original principal amount of $250,000 issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s February 15, 2022 Form 8-K)

10.23

Common Stock Purchase Warrant dated February 15, 2022 for 500,000 shares issued by NovAccess Global Inc., to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s February 15, 2022 Form 8-K)

10.24	Security Agreement dated February 15, 2022 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s February 15, 2022 Form 8-K)
10.25	Securities Purchase Agreement dated May 5, 2022 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s May 5, 2022 Form 8-K)
10.26

Promissory Note dated May 5, 2022 in the original principal amount of $1,000,000 issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s May 5, 2022 Form 8-K)

10.27

Common Stock Purchase Warrant dated May 5, 2022 for 1,000,00,000 shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s May 5, 2022 Form 8-K)

10.28	Security Agreement dated May 5, 2022 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s May 5, 2022 Form 8-K)
10.29	Registration Rights Agreement dated May 5, 2022 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.5 to the Company’s May 5, 2022 Form 8-K)
10.30

Form of Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated November 26, 2014)

10.31

Form of Addendum extending the maturity date to April 13, 2018 for a Convertible 10% Promissory Note issued on November 20, 2014, used in connection with the sale of a convertible promissory note in an amount up to $400,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated December 14, 2016)

10.32

Form of Convertible Promissory Notes issued to four members of the Board of Directors dated October 1, 2013 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated November 12, 2013)

10.33

Form of 10% Promissory Note issued on August 5, 2014, used in connection with establishing access to interim financing requirements for solar system installations (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q dated August 18, 2014)

10.34

Form of Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q dated May 15, 2017)

10.35

Form of Addendum extending the maturity date to May 12, 2022 for a Convertible 10% Promissory Note issued on May 12, 2017, used in connection with the sale of a convertible promissory note in an amount up to $150,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-K dated January 7, 2019)

10.36

Form of Convertible 10% Promissory Note issued on May 8, 2018, used in connection with the sale of a convertible promissory note in the amount of $25,000 (incorporated by reference to exhibits included with the Company’s Report on Form 8-K dated May 14, 2018)

10.37

Form of Convertible 10% Promissory Note issued on August 6, 2018, used in connection with the sale of a convertible promissory note in the amount of $30,000 (incorporated by reference to exhibits included with the Company’s Report on Form 10-Q filed dated August 14, 2018)

10.38	Interest Free Loan Agreement dated July 28, 2022 between NovAccess Global Inc. and Jason M. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s August 2, 2022 Form 8-K)
10.39

Convertible Promissory Note dated July 28, 2022 in the original principal amount of up to $25,000 issued by NovAccess Global Inc. to Letzhangout, LLC (incorporated by reference to Exhibit 10.2 to the Company’s August 2, 2022 Form 8-K)

10.40

Convertible Promissory Note dated August 8, 2022 in the original principal amount of $100,000 issued by NovAccess Global Inc. to Nyla Sakakura-Clark (incorporated by reference to Exhibit 10.1 to the Company’s August 9, 2022 Form 8-K)

Exhibit	Description
10.41

Securities Purchase Agreement dated September 22, 2022 between NovAccess Global Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s September 29, 2022 Form 8-K)

10.42

Convertible Promissory Note dated September 22, 2022 in the original principal amount of $79,250 issued by NovAccess Global Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s September 29, 2022 Form 8-K)

10.43	Securities Purchase Agreement dated November 1, 2022 between NovAccess Global Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s November 9, 2022 Form 8-K)
10.44

Convertible Promissory Note dated November 1, 2022 in the original principal amount of $55,000 issued by NovAccess Global Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s November 9, 2022 Form 8-K)

21.1	Subsidiaries of NovAccess Global Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed June 23, 2022)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Included with this filing.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

Not required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: January 10, 2023	/s/ Dwain K.Irvin
By Dwain K.Irvin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 10, 2023	/s/ John A. Cassarini
John A. Cassarini, Chairman of the Board

Date: January 10, 2023	/s/ Dwain K. Irvin
Dwain K.Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: January 10, 2023	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)