Form 10-Q
period 2022-12-31
NovAccess Global Inc.
filed 2023-02-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 20,831,276 shares of common stock outstanding on February 14, 2023.

Part I- Financial Information

Item 1. Financial Statements

NOVACCESS GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$38,944	$64,251
Prepaid expenses	19,600	60,650

TOTAL ASSETS	$58,544	$124,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$443,402	$375,682
Accrued expenses and other current liabilities	1,295,271	1,486,561
Derivative and warrants liabilities	3,623,096	1,440,012
Due to related parties	183,717	186,217
Short term loan, related party	12,500	12,500
Convertible promissory notes, net of debt discount and debt issuance costs of $202,770 and $340,503 respectively	1,514,360	1,266,627
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $2,132, respectively	12,500	10,368

Total Current Liabilities	7,084,846	4,777,967

TOTAL LIABILITIES	7,084,846	4,777,967

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 shares issued and outstanding, respectively	6	6
Common stock, no par value; 2,000,000,000 authorized common shares 20,326,276 and 18,669,507 shares issued and outstanding, respectively	43,489,152	43,225,982
Additional paid in capital	5,335,398	5,340,398
Paid in capital, common stock warrants	4,210,960	4,210,960
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(64,808,926)	(62,177,520)

TOTAL SHAREHOLDERS' DEFICIT	(7,026,302)	(4,653,066)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$58,544	$124,901

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	December 31, 2022	December 31, 2021

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development expenses	34,963	42,399
Selling, general and administrative expenses	482,155	279,930

TOTAL OPERATING EXPENSES	517,118	322,329

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(517,118)	(322,329)

OTHER INCOME/(EXPENSES)
Extinguishment of derivative liability	-	96,205
Gain (Loss) on change in derivative liability	(2,081,584)	459,026
Change in Commitment Fee Guarantee	267,750	-
Interest expense	(300,454)	(376,210)

TOTAL OTHER INCOME/(EXPENSES)	(2,114,288)	179,021

NET LOSS	$(2,631,406)	$(143,308)

BASIC LOSS PER SHARE	$(0.14)	$(0.01)

DILUTED LOSS PER SHARE	$(0.14)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	18,979,871	14,460,284
DILUTED	18,979,871	14,460,284

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2021	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)
Common Stock issued for services	-	-	36,667	21,955	-	-	-	-	21,955
Common Stock issued, subscriptions	-	-	201,000	50,200	-	-	-	-	50,200
Stock compensation cost	-	-	10,000	8,000	-	-	-	-	8,000
Net Loss	-	-	-	-	-	-	-	(143,308)	(143,308)
Balance as of December 31, 2021	25,000	$250	14,651,697	$41,962,690	$5,351,398	$4,210,960	$5,088,324	$(62,604,869)	$(3,991,247)

	Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)
Common Stock issued for services	-	-	1,281,769	223,170	-	-	-	-	223,170
Common Stock issued, subscriptions	-	-	375,000	40,000	(5,000)	-	-	-	35,000
Net Loss	-	-	-	-	-	-	-	(2,631,406)	(2,631,406)
Balance as of December 31, 2022	600	$6	20,326,276	$43,489,152	$5,335,398	$4,210,960	$4,747,108	$(64,808,926)	$(7,026,302)

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,631,406)	$(143,308)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	249,862	324,295
Loss (Gain) on change in derivative liability	2,081,584	(459,026)
(Gain) on settlement of derivative liability	-	(96,205)
Stock compensation expense	-	8,000
Stock issued and issuable for services	223,170	21,955

Changes in Assets and Liabilities:
Prepaid expenses	41,050	16,129
Accounts payable	67,723	29,584
Accrued expenses and other current liabilities	(191,290)	108,506

NET CASH USED IN OPERATING ACTIVITIES	(159,307)	(190,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	35,000	50,200
Due to related party	-	3,151
Payments on convertible notes payable	-	(94,250)
Payments to related party for redemption of preferred stock	(2,500)	-
Proceeds from promissory notes and short-term loan	101,500	-
Proceeds from bridge loans payable - related parties	-	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,000	34,101

NET (DECREASE) IN CASH	(25,307)	(155,969)

CASH, BEGINNING OF PERIOD	64,251	180,668

CASH, END OF PERIOD	$38,944	$24,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,916	54,714
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Fair value of shares issued for services	$223,170	$21,955

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended December 31, 2022. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of NovAccess Global Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary StemVax, LLC. All significant inter-company accounts and transactions between these entities have been eliminated in these consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

	For the Quarter Ended
	December 31,
	2022	2021

(Loss) to common shareholders (Numerator)	$(2,631,406)	$(143,308)

Basic weighted average number of common shares outstanding (Denominator)	18,979,871	14,460,284

Diluted weighted average number of common shares outstanding (Denominator)	18,979,871	14,460,284

Diluted weighted average number of shares for the quarter ended December 31, 2022 and 2021 is the same as basic weighted average number of shares because the Company had net losses for both quarters.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted Accounting Standards Codification (“ASC”) Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of December 31, 2022 and September 30, 2022. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at December 31 and September 30, 2022:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2022	$1,207,403	$-	$-	$1,207,403
Derivative Liability warrants at fair value as of September 30, 2022	$232,609	$-	$-	$232,609
Total Derivative Liability as of September 30, 2022	$1,440,012			$1,440,012
Derivative Liability at fair value as of December 31, 2022	$3,008,450			$3,008,450
Derivative Liability warrants at fair value as of December 31, 2022	$614,646			$614,646
Total Derivative Liability as of December 31, 2022	$3,623,096			$3,623,096

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2021	$2,553,979	$372,643	$2,926,622
Fiscal year 2022 initial derivative liabilities	593,297	282,051	875,348
Net (Gain)/Loss on change in fair value of derivative liability	(1,662,156)	(422,086)	(2,084,242)
Extinguishment of derivative	(277,716)	-	(277,716
Ending balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Quarter ended December 31, 2022, initial derivative liabilities	101,500	-	101,500
Net (Gain)/Loss on change in fair value of derivative liability	1,699,547	382,037	2,081,584
Ending balance as of December 31, 2022	$3,008,450	$614,646	$3,623,096

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

As of December 31, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of December 31, 2022, the Company had 600 shares of issued and outstanding Series B Preferred. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), in exchange for the redemption of all 5,000 shares of Series A preferred stock that TN3 previously held. At the time, Mr. Martin was our Chief Executive Officer and sole Board Member. On March 14, 2022, Novaccess redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3. Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of NovAccess, purchased the remaining 600 shares (please refer to Note 11 for more details).

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

3. CAPITAL STOCK (Continued)

Common Stock

During the quarter ended December 31, 2022, the Company issued 1,281,769 shares of common stock. 798,769 shares were issued to various vendors for services provided, including 108,750 shares issued to a related party for services provided; 375,000 shares were issued in relation to stock subscriptions. The Company issued 25,000 shares to an individual which was pending issuance and included in additional paid in capital as shares issuable on subscription, now recorded as common stock.

During the period ended December 31, 2021, the Company issued 147,667 shares of common stock. 36,667 shares were issued to various vendors for services provided; 101,000 shares were issued in relation to stock subscriptions; and 10,000 shares were issued to related parties.

4. CONVERTIBLE PROMISSORY NOTES

Promissory notes as of December 31, 2022	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance, net of debt discount as of December 31, 2022	Derivative balance as of December 31, 2022

2013 Note	12,000	-	12,000	-
2014 Note	50,880	-	50,880	408,004
2017 Note	115,000	-	115,000	857,061
February 2022 Note	250,000	-	250,000	256,482
May 2022 Note	1,000,000	-	1,000,000	981,152
August 2022 Note	100,000	46,566	53,434	138,478
September 2022 Note	79,250	58,499	20,751	138,860
November 2022 Note	55,000	46,727	8,273	120,905
December 2022 Note	55,000	50,978	4,022	92,726
Total	1,717,130	202,770	1,514,360	2,993,668

Promissory note, related party, as of December 31, 2022	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance, net of debt discount as of Sep 30, 2022	Derivative balance as of September 30, 2022

July 2022 Note	12,500	-	12,500	14,782

2013 Note

On October 1, 2013, Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015 and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of December 31, 2022, the outstanding principal balance was $12,000.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of December 31, 2022, outstanding principal balance was $50,880.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The 2017 Note matured twelve months from each tranche.. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of December 31, 2022, and December 31, 2021, the outstanding principal balance was $115,000.

May 2021 Note

On May 28, 2021, the Company issued a 12% unsecured convertible promissory note (the “May 2021 Note”) for the principal sum of $55,500 plus accrued interest. The May 2021 Note was to mature on May 28, 2022. The May 2021 Note was convertible after November 23, 2021, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest traded price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021, the Company paid the balance of this note to the lender. As of December 31, 2022, the balance of the June 2021 Note was $0.

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

On February 9,2023 the warrants were repriced to $0.20 in connection with the February 2023 Letter Modification as discussed in note 14.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. In July 2022, the Company extended the term of the February 2022 note for another six months until February 16, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50 (see note 7 below). The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement, amortized over the term of the loan. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on December 31, 2022, was $0. As of December 31, 2022, the balance outstanding net of debt discount was $250,000.

On February 9, 2023, the loan maturity was extended to May 9, 2023, and the warrants were repriced to $0.20 per share exercise price as discussed in note 14.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 note to pay off the August 2021 note. In November 2022, the Company extended the May 2022 for another six months until May 5, 2023. In connection with the note company issued 1,000,000 warrants at an exercise price of $0.01 (see note 7 below). The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $ 25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2022, was $0. As of December 31, 2022, the balance outstanding net of debt discount was $1,000,000.

On February 9, 2023 the principal amount and terms of this note were amended as discussed in note 14.

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matures on August 8, 2023, provided, however that after October 31, 2022, if the Company receives debt or equity financing of at least $3 million, the holder may call for payments of outstanding principal and interest at any time from such date giving notice of at least five business days before the date the payment is due. The holder shall have the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2022, was $46,566. As of December 31, 2022, the balance outstanding net of debt discount was $53,434.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note matures on September 22, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. The holder shall have the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price defined hereunder. The variable conversion price shall mean 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2022 was $58,499. As of December 31, 2022, the balance outstanding net of debt discount was $20,751.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note matures on November 1, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. Beginning on April 30, 2023, 1800 Diagonal Lending may convert the amount outstanding under the note into shares of the Company’s common stock at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of derivative liability amounting to $50,700 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2022, was $46,727. As of December 31, 2022, the balance outstanding net of debt discount was $8,273.

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note matures on December 7, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. Beginning on June 5, 2023, 1800 Diagonal Lending may convert the amount outstanding under the note into shares of the Company’s common stock at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of derivative liability amounting to $50,700 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2022, was $50,978. As of December 31, 2022, the balance outstanding net of debt discount was $4,022.

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

The convertible notes issued and described this Note do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

We record the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the notes.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

4. CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.265% and 4.76%
Stock volatility factor	Between 153% and 187.0%
Years to Maturity	0.52 years
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2022, was $0. As of December 31, 2022, the balance outstanding net of debt discount was $12,500.

6. SHORT TERM LOAN, RELATED PARTY

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with one of the members of the Board of Directors to fund the operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under the loan on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million In November, 2022, the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023. Interest on the aforesaid note was not calculated due to immaterial amount.

7. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the warrants were repriced to $0.20 per share as discussed in note 14.

On February 16, 2022, for value received in connection with the issuance of the February 2022 Note (see note 4 for more details), the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the warrants were repriced to $0.20 per share as discussed in note 14.

On May 10, 2022, for value received in connection with the issuance of the May 2022 Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share with a five-year exercise period.

On December 31, 2022, the fair value of the derivative liability warrants was $614,646 and $232,609 as of September 30, 2021.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	4.105%
Stock volatility factor	Between 150% and 159%
Years to Maturity	4.04 years
Expected dividend yield	None

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

8. OPTIONS

On June 2, 2020, the Company issued 2,000,000,000 options, on a pre reverse split basis, to purchase common stock to the then directors of the Company as compensation for serving on the board during 2019. These options are exercisable on a cashless basis for a period of ten years from September 30, 2022 at an exercise price of $0.00001. The number of options on the post Stock Split basis is 2,000,000, and the exercise price of $0.01 per share.

A summary of the Company’s options activity and related information follows for fiscal year ended September 30, 2022:

December 31, 2022
Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	2,000,000	$.01
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	2,000,000	$.01

At December 31, 2022, the weighted average remaining contractual life of options outstanding:

	December 31, 2022
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	7.40

For purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	0.32%
Stock Volatility Factor	146.0%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following at December 31, 2022 and September 30, 2022:

	12/31/2022	9/30/2022
Accrued liabilities	11,370	4,370
Interest payable	118,450	94,251
Provision for guaranteed commitment fees *	693,250	961,000
Accrued payroll	5,973	4,740
Deferred compensation	425,824	344,983
License Fees Payable	40,402	40,402
Insurance finance liability	-	36,815
	$1,295,269	$1,486,561

* Under the terms of the August 2021 Note, February 2022 Note and May 2022 Note the Company issued a total of 1,575,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for more than $1,150,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,150,000. The difference between the fair value of the 1,575,000 shares as on December 31, 2022, and the exercise amount of $1,150,000 was recorded as a provision for guaranteed commitment fees and included in the table above.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

10. BRIDGE LOAN PAYABLE

Related parties

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $50,000. The notes were payable on demand with a five business day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty.

In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The Company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as of December 31, 2022.

On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of the bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of December 31, 2022.

Service provider, related party

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022, the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the year ended September 30, 2022, the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of December 31, 2022.

The total loss on account of extinguishment of debt on the CFO Note and service provider note amounting to $54,813 was recorded in the income statement.

11. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of December 31, 2022, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, our sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, our chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company is obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of September 30, 2022, the Company owed TN3 $97,500 of the redemption price.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

12. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Under the terms of the August 2021 Note, February 2022 Note and May 2022 Note the Company issued a total of 1,575,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for less than $1,150,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,150,000. The difference between the fair value of the 1,575,000 shares as on December 31, 2022, and the exercise amount of $1,150,000 was recorded as a make-whole provision for commitment fees and included in the accrued expenses.

13. RELATED PARTY TRANSACTIONS

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with one of the members of the Board of Directors to fund the operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under this agreement on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million In November 2022 the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023. The balance outstanding on December 31, 2022 was $12,500.

On July 28, 2022, the Company issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs our chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the Company $12,500 on July 29, 2022. All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023. The holder has the right, until the date of payment in full. to convert all amounts outstanding under the note and unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. As of December 31, 2022, the balance of the July 2022 Note was $12,500.

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

Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of December31, 2022, the Company owed TN3 $97,50000 of the redemption price. Pursuant to the redemption agreement, the Company also issued to TN3 1,502,670 shares of unregistered common stock, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin.

Also in connection with closing the redemption transaction, on March 14, 2022, the Company entered into a common stock distribution agreement with Innovest Global, Inc. Innovest acquired 7.5 million shares of the Company’s common stock when Innovest sold StemVax, LLC to NovAccess in September 2020. Pursuant to the stock distribution agreement, Innovest agreed to distribute its NovAcess common stock to Innovest’s shareholders. Innovest is currently in the process of effectuating the distribution.

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $25,000 each. The notes were payable on demand with a five business-day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty. On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of December 31, 2022. In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The Company recognized and paid interest expense in the amount of $583 to our CEO during the year ended December 31, 2022. No balance is due to our CEO as of December 31, 2022.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

13. RELATED PARTY TRANSACTIONS (Continued)

On September 4, 2020, the Company entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provided the Company with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement was three years, with subsequent one-year renewals. We paid TN3 $40,000 under the agreement in fiscal 2022. In connection with the redemption of TN3’s preferred shares, the management services agreement was terminated and outstanding amounts cancelled, and as of December 31, 2022 there were no amounts owed under this agreement.

14. SUBSEQUENT EVENTS

January 23 Letter Agreement

The Company, previously entered into three securities purchase agreements dated August 20, 2021, February 15, 2022, and May 5, 2022 (collectively, the “Agreements”), with AJB Capital Investments, LLC (“AJB”). Pursuant to the Agreements, the Company issued promissory notes to AJB representing loans provided by AJB to the Company totaling $1,750,000. Also pursuant to the Agreements, the Company paid AJB commitment fees totaling 1,575,000 unregistered shares of the company’s common stock (the “commitment fee shares”). If AJB is unable to sell the commitment fee shares for amounts specified in the Agreements, then AJB may require NovAccess to issue additional shares or pay cash in the amount of the shortfall (the “make-whole rights”). However, AJB may only exercise its make-whole rights within time frames following the loan dates specified in the Agreements (the August 20, 2021 and February 15, 2022 make-whole rights each have a term of 18 months and the May 5, 2022 make-whole rights have a term of 36 months). The August 20, 2021 make-whole rights expire on February 20 of this year. To avoid forcing AJB to sell the commitment fee shares in order to take advantage of its make-whole rights, on January 20, 2023 the Company entered into a letter agreement with AJB extending the exercise period for the make whole-rights to 72 months. As amended by the letter agreement, the make-whole rights now expire on August 20, 2027, February 15, 2028, and May 5, 2028. The letter agreement makes additional less material revisions to AJB’s make-whole rights and harmonizes the make-whole rights among the Agreements.

February 9, Letter Agreement

On May 5, 2022, the Company issued a promissory note to AJB in the principal amount of $1,000,000 in connection with loan from AJB. On February 9, 2023, AJB provided additional loan of $265,000, which was added to the May 2022 note. The $265,000 has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan is due on May 9, 2023. The Company will use the proceeds of the loan for general working capital purposes. The chief executive officer Dwain K. Irvin guaranteed repayment of the $265,000 loan.

Also pursuant to the letter agreement, the Company paid AJB a commitment fee of 500,000 unregistered shares of the company’s common stock (the “commitment fee shares”). If AJB is unable to sell the commitment fee shares for $0.20 a share, then AJB may require the Company to issue additional shares or pay cash in the amount of the shortfall. The Company is also required to register the commitment fee shares for resale under the Securities Act.

Pursuant to the letter agreement, the Company also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 1,000,000 shares of the company’s common stock for $0.20 a share. The warrant expires on February 9, 2028. Additionally the warrants issued previously in connection with the August 2021 and February 2022 notes with an exercise price of $1.50 per share were repriced to $0.20 per share.

Related Party Loan

On February 9, 2023, the Company entered into an interest-free loan agreement with Jason M. Anderson, an independent member of the board of directors. Mr. Anderson loaned the company $8,500. The loan does not bear interest (except on default) and is due on the earlier of August 31, 2023 or on receipt of debt or equity financing of at least $3.0 million. The Company will use the proceeds of the loan for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed in this Quarterly Report and under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Results of Operations for the Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021

Revenue and Cost of Sales

We are in research and development phase, and generated no revenue or cost of goods sold in the three months ended December 31, 2022, and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $202,225 during the three months ended December 31, 2022, to $482,155 as compared to $279,930 for the three months ended December 31,2021. The increase in SG&A expenses during the three months ended December 31, 2022, was related primarily due to the increase in professional fees by $245,819 due to new consulting agreements entered into in the quarter ended December 31, 2022, increase in the insurance costs by $41,304, increase in payroll costs by $12,832 partially offset by a decrease in outside services of $87,500 and stock-based compensation of $8,000.

Research and development expenses

The research and development expense marginally decreased by $7,436 for the three months ended December 31, 2022, to $34,963 as compared to $42,399 for the 2022 quarter. The primary reason for the decrease was on account of the decrease in costs for bio-technical services by $6,000.

Other Income/(Expenses)

Other expenses increased by $2,293,309 from other income of $179,021 for the three months ended December 31, 2021 to other expenses of $2,114,288 for the three months ended December 31, 2022. The change was primarily due to the increase in loss on change in derivative liability by $2,540,610 and decrease in gain on extinguishment of derivative liability amounting to $96,205. During the quarter ended December 31, 2022, the Company recorded gain on account of the change in make whole provision on shares issued as Commitment fees amounting to $267,750 to partially offset the increase in other expenses. The increase was also partially offset by a decrease in interest expense by $75,756 during the current quarter. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Loss

For the quarter ended December 31, 2022, our net loss was $2,631,406 as compared to a net loss of $143,308 for the same period in 2021. The increase in net loss of $2,488,098 was due to the increase in SG&A, and the increase in other expenses as described above.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2022 of $7,026,302, as compared to a working capital deficit of $4,653,066, as of September 30, 2022. The increase of $2,373,236 in the working capital deficit was the result of an increase in the derivative liability on convertible notes amounting to $2183,084, an increase in convertible notes payable of $249,862 an increase in accounts payable of $67,723, and a decrease in cash of $25,308. This was partially offset by a decrease in accrued expenses and other current liabilities amounting to $191,291, decrease in amounts due to related parties of $2,500 and by decrease in prepaid expenses of $41,050.

For the three months ended December 31, 2022, our cash flow used by operating activities was $159,307, as compared to cash flow used by operating activities of $190,070 for the three months ended December 3l, 2021. The decrease of $30,763 in cash flow used by operating activities was primarily due to changes in assets and liabilities described above as well as the decrease in net loss being primarily the result of non-cash charges recorded in the statement of operations.

Cash flow used by investing activities was $0 during the three months ended December 31, 2022 and 2021.

Cash flow provided by financing activities was $134,000 for the three months ended December 31, 2022, as compared to cash provided by financing activities of $34,301 during same period in 2021. The increase in cash flow provided by financing activities was primarily the result of the mix of funds raised by selling equity and debt instruments and repayment of convertible notes and bridge loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because NovAccess is a “smaller reporting company” as defined by the Securities and Exchange Commission we are not required to provide additional market risk disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of December 31, 2022. Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Item 1A. Risk Factors.

Please refer to the risk factors listed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022., for information relating to certain risk factors applicable to NovAccess.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2022, we issued 1,281,769 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

Effective November 23, 2022, we issued 663,352 unregistered shares of our common stock and s to third parties for consulting services provided to NovAccess. Effective December 31, 2022, we issued 483,000 unregistered shares of our common stock and s to third parties for consulting services provided to NovAccess.

Effective December 20, 2022, we issued 108,750 unregistered shares of our common stock to service provider for accounting services provided to NovAccess. Effective December20, 2022, we issued 26,667 shares of our unregistered shares to service provider, for investor relations services provided to NovAccess.

During the quarter end of December 31, 2022, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. During the quarter we sold to four investors 350,000 shares for an aggregate amount of $35,000.

The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended December 31, 2022, NovAccess was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended December 31, 2022.

Part IV

Item 6. Exhibit and Financial Statement Schedules.

(a) Financial Statement Schedules (see Item 1 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibit	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022
(ii) the Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2022, and December 31, 2021,
(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three Months Ended December 31, 2022, and 2021
(iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2022, and December 30, 2021, and
(v) Related Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: February 14, 2023	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer

(Principal Executive Officer)

Date: February 14, 2023	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)