Form 10-Q
period 2023-03-31
NovAccess Global Inc.
filed 2023-05-15
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,185,028 shares of common stock outstanding on May 15, 2023.

Part I- Financial Information

Item 1. Financial Statements

NOVACCESS GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$21,991	$64,251
Prepaid expenses	81,468	60,650

TOTAL ASSETS	$103,459	$124,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$446,828	$375,682
Accrued expenses and other current liabilities	1,654,274	1,486,561
Derivative and warrants liabilities	1,769,259	1,440,012
Due to related parties	181,217	186,217
Short term loan, related party	21,000	12,500
Convertible promissory notes, net of debt discount and debt issuance costs of $157,807 and $340,503 respectively	1,745,073	1,266,627
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $2,132, respectively	12,500	10,368

Total Current Liabilities	5,830,151	4,777,967

TOTAL LIABILITIES	5,830,151	4,777,967

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 shares issued and outstanding, respectively	6	6
Common stock, no par value; 2,000,000,000 authorized common shares 21,185,028 and 18,669,507 shares issued and outstanding, respectively	43,623,184	43,225,982
Additional paid in capital	6,047,212	5,340,398
Paid in capital, common stock option and warrants	4,747,108	4,747,108
Paid in capital, preferred stock	4,210,960	4,210,960
Accumulated deficit	(64,355,162)	(62,177,520)

TOTAL SHAREHOLDERS' DEFICIT	(5,726,692)	(4,653,066)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$103,459	$124,901

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

SALES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Research and development expenses	41,036	45,516	76,000	87,915
Selling, general and administrative expenses	1,013,952	381,428	1,496,106	661,358

TOTAL OPERATING EXPENSES	1,054,988	426,944	1,572,106	749,273

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,054,988)	(426,944)	(1,572,106)	(749,273)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	1,825,730	(492,425)	(255,854)	(33,399)
Extinguishment of derivatives	138,863	-	138,863	96,205
Extinguishment of debt	-	(54,813)	-	(54,813)
Change in commitment fee guarantee	(193,625)	-	74,125	-
Interest expense	(262,216)	(255,603)	(562,670)	(631,813)

TOTAL OTHER INCOME/(EXPENSES)	1,508,752	(802,841)	(605,536)	(623,820)

NET INCOME (LOSS)	453,764	(1,229,785)	(2,177,642)	(1,373,093)

Deemed dividend on warrant re-pricing	(44,241)	-	(44,241)	-

Net income loss attributable to common shareholders	409,523	(1,229,785)	(2,221,883)	(1,373,093)

BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.08)	$(0.11)	$(0.09)

DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.08)	$(0.11)	$(0.09)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	20,698,747	15,379,289	19,832,524	14,914,920
DILUTED	39,680,653	15,379,289	19,832,524	14,914,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2021	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Preferred stock redemption	(24,400)	(244)	1,502,670	525,935	-	-	(341,216)	-	184,475
Common Stock issued for services	-	-	265,973	119,480	-	-	-	-	119,480
Common Stock issued, subscriptions	-	-	791,000	170,200	-	-	-	-	170,200
Stock compensation cost	-	-	10,000	8,000	-	-	-	-	8,000
Common stock issued as repayment of loans	-	-	250,000	104,813	-	-	-	-	104,813
Common stock issued as commitment fee on promissory note payable	-	-	300,000	111,000	-	-	-	-	111,000
Common stock issuable, Subscriptions	-	-	-	-	5,000	-	-	-	5,000
Net Loss	-	-	-	-	-	-	-	(1,373,093)	(1,373,093)
Balance as of March 31, 2022 (Unaudited)	600	$6	17,523,673	$42,921,963	$5,356,398	$4,210,960	$4,747,108	$(61,834,654)	$(4,598,219)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)

Common Stock issued for services	-	-	1,490,521	259,702	-	-	-	-	259,702
Common Stock issued, subscriptions	-	-	525,000	55,000	(5,000)	-	-	-	50,000
Common stock issued for commitment fees	-	-	500,000	82,500	-	-	-	-	82,500
Stock compensation cost for options	-	-	-	-	563,314	-	-	-	563,314
Stock compensation cost for warrants	-	-	-	-	148,500	-	-	-	148,500
Net Loss	-	-	-	-	-	-	-	(2,177,642)	(2,177,642)
Balance as of March 31, 2023 (Unaudited)	600	$6	21,185,028	$43,623,184	$6,047,212	$4,210,960	$4,747,108	$(64,355,162)	$(5,726,692)

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the Six Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,177,642)	$(1,373,093)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	432,083	479,689
Loss on change in derivative liability	255,854	33,399
Extinguishment of derivatives	(138,863)	(96,205)
Extinguishment of debt		54,813
Stock compensation expense	711,814	53,619
Stock issued and issuable for services	259,702	73,861
Stock issued as commitment fee on promissory note payable	82,500	79,043
Non-cash interest expense on bridge loan	-	546

Changes in Assets and Liabilities:
Prepaid expenses	(20,818)	5,568
Accounts payable	71,147	39,700
Accrued expenses and interest on notes payable	167,713	210,216

NET CASH USED IN OPERATING ACTIVITIES	(356,510)	(438,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	50,000	175,200
Due to related party	-	3,151
Proceeds from convertible notes payable	340,000	213,000
Payments related party for redemption of preferred stock	(5,000)	(50,000)
Payments on convertible notes payable	-	-
Proceeds from related parties notes payable	8,500	75,000
Payment on the related parties loans payable	-	(2,316)
Principal payments on convertible debt	(79,250)	(94,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	314,250	319,785

NET INCREASE (DECREASE) IN CASH	(42,260)	(119,059)

CASH, BEGINNING OF PERIOD	64,251	180,668

CASH, END OF PERIOD	$21,991	$61,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$17,711	$71,245
Taxes paid	$800	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Accrued interest capitalized into convertible note	$-	$546
Cash payable to TN3 for preferred stock	$-	$200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED

MARCH 31, 2023 AND 2022

1. ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global Inc. (“NovAccess” or the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc.. The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax, in September, 2020, we exited the solar business and focused all our efforts on our biopharmaceutical business.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended March 31, 2023. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

MARCH 31, 2023 AND 2022

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

	For the three months ended		For the Six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Income (Loss) to common shareholders (Numerator)	$409,523	(1,229,785)	$(2,221,883)	(1,373,093)

Basic weighted average number of common shares outstanding (Denominator)	20,698,747	15,379,289	19,832,524	14,914,920

Diluted weighted average number of common shares outstanding	39,680,653	15,379,289	19,832,524,	14,914,920

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

MARCH 31, 2023 AND 2022

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of March 31, 2023 and September 30, 2022. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at March 31 2023 and September 30, 2022:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2022	$1,207,403	$-	$-	$1,207,403
Derivative Liability warrants at fair value as of September 30, 2022	$232,609	$-	$-	$232,609
Total Derivative Liability as of September 30, 2022	$1,440,012	-	-	$1,440,012
Derivative Liability at fair value as of March 31, 2023	$1,211,565	-	-	$1,211,565
Derivative Liability warrants at fair value as of March 31, 2023	$557,694	-	-	$557,694
Total Derivative Liability as of March 31, 2023	$1,769,259	-	-	$1,769,259

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2021	$2,553,979	$372,643	$2,926,622
Fiscal year 2022 initial derivative liabilities	593,297	282,051	875,348
Net (Gain)/Loss on change in fair value of derivative liability	(1,662,156)	(422,086)	(2,084,242)
Extinguishment of derivative	(277,716)	-	(277,716)
Ending balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Six Months ended March 31, 2023, initial derivative liabilities	212,256	-	212,256
Net (Gain)/Loss on change in fair value of derivative liability	(69,231)	325,085	255,854
Extinguishment of derivative	(138,863)	-	(138,863)
Ending balance as of March 31, 2023	$1,211,565	$557,694	$1,769,259

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

3. CAPITAL STOCK

As of March 31, 2023 the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of March 31, 2023, the Company had 600 shares of issued and outstanding Series B Preferred. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), in exchange for the redemption of all 5,000 shares of Series A preferred stock that TN3 previously held. At the time, Mr. Martin was our Chief Executive Officer and sole Board Member. On March 14, 2022, NovAccess redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3. Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of NovAccess, purchased the remaining 600 shares (please refer to Note 11 for more details).

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

3. CAPITAL STOCK (Continued)

Common Stock

During the six months ended March 31, 2023, the Company issued 2,515,521 shares of common stock.

The Company issued 1,490,521 shares to various vendors for services provided, including 216,500 shares issued to a related party for services provided, amounting to $259,702 recorded at the fair value of shares on the respective grant dates.

The Company issued 525,000 shares in relation to stock subscriptions.

The Company issued 500,000 shares as commitment fees in connection with the letter agreement issued on February 9, 2023. These shares were recorded at fair value as on the date of issuance.

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

4. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as on March 31, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as on March 31, 2023	Derivative balance as on March 31, 2023	Warrant liability balance as on March 31, 2023

2013 Note	12,000	-	12,000	-	-
2014 Note	50,880	-	50,880	215,591	-
2017 Note	115,000	-	115,000	453,384	-
August 2021 Note	-	-	-	-	151,920
February 2022 Note	250,000	-	250,000	81,815	76,762
May 2022 Note	1,000,000	-	1,000,000	245,784	171,753
August 2022 Note	100,000	27,517	72,483	48,797	-
November 2022 Note	55,000	32,937	22,063	48,883	-
December 2022 Note	55,000	37,207	17,793	49,719	-
February 2023 Note	265,000	60,146	204,854	63,650	157,259
Total	1,902,880	157,807	1,745,073	1,207,624	557,694

Convertible Promissory note, related party as on March 31, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as on March 31, 2023	Derivative balance as on March 31, 2023	Warrant liability balance as on March 31, 2023

July 2022 Note	12,500	-	12,500	3,941	-

2013 Note

On October 1, 2013, Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015 and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of March 31, 2023, the outstanding principal balance was $12,000.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015 through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. As of March 31, 2023, outstanding principal balance was $50,880.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The lender may pay additional consideration at the lender’s discretion. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. The 2017 Note matured twelve months from each tranche. Within thirty (30) days prior to the maturity date, the lender may extend the maturity date to sixty (60) months. During the period ended September 30, 2021, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2023. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of March 31, 2023 the outstanding principal balance was $115,000.

May 2021 Note

On May 28, 2021, the Company issued a 12% unsecured convertible promissory note (the “May 2021 Note”) for the principal sum of $55,500 plus accrued interest. The May 2021 Note was to mature on May 28, 2022. The May 2021 Note was convertible after November 23, 2021, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest traded price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021, the Company paid the balance of this note to the lender. As of March 31, 2023, the balance of the May 2021 Note was $0.

July 2021 Note

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July 2021 Note”) for the principal sum of $38,750 plus accrued interest with a maturity date of July 6, 2022. The July 2021 Note was convertible after January 1, 2022, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021, the Company paid the balance of this note to the lender. As of March 31, 2023, the balance of the July 2021 Note was $0.

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note (note 7 below) and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022 in connection with the issuance of the May 2022 Note described below. As of March 31, 2023, the balance on the August 2021 Note was $0.

On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. In July 2022, the Company extended the term of the February 2022 note for another six months until February 16, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50 (see note 7 below). The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement, amortized over the term of the loan. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on March 31, 2023, was $0. As of March 31, 2023, the balance outstanding net of debt discount was $250,000.

On February 9, 2023, the Company entered into a letter agreement in connection with the February 2022 Note, whereby the Company extended the due date of the loan to May 9, 2023 and deferred all interest payments for the period from January 1, 2023 until May 9, 2023. Pursuant to the letter agreement the exercise price of the warrants issued with the February 2022 Note was reduced to $0.20 per share. The warrants contained a ratchet provision and the difference in fair value of $44,241 upon the reduction of exercise price as mentioned above  is being treated as a deemed dividend for the down round provision.

The company did not make the payment of $258,958 due on May 9, 2023. The lender has agreed to waive the default provisions until June 1, 2023, or pending conclusion of negotiations on an extension of the loans.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01 (see note 7 below). The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $ 25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2023, was $0. As of March 31, 2023, the balance outstanding net of debt discount was $1,000,000.

On February 9, 2023, the Company entered into a letter agreement in connection with the May 2022 Note deferring all interest payments from January 1, 2023 until May 9, 2023.

The company did not make the payment of $1,053,750 due on May 9, 2023. The lender has agreed to waive the default provisions until June 1, 2023, or pending conclusion of negotiations on an extension of the loans.

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matures on August 8, 2023, provided, however that after October 31, 2022, if the Company receives debt or equity financing of at least $3 million, the holder may call for payments of outstanding principal and interest at any time from such date giving notice of at least five business days before the date the payment is due. The holder shall have the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2023 was $27,517. As of March 31, 2023 the balance outstanding net of debt discount was $72,483.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note matures on September 22, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. The holder shall have the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 on March 12, 2023. The prepayment penalty amounted to $20,594. The balance in debt discount as on March 31, 2023 was $0. As of March 31, 2023 the balance outstanding net of debt discount was $0.

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note matures on November 1, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. Beginning on April 30, 2023, 1800 Diagonal Lending may convert the amount outstanding under the note into shares of NovAccess common stock at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date. The initial recognition of derivative liability amounting to $50,700 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2023, was $32,938. As of March 31, 2023, the balance outstanding net of debt discount was $22,063.

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note matures on December 7, 2023. In case of default in repayment of the outstanding amount on the due date the balance shall bear interest of 22% per annum. Beginning on June 5, 2023, 1800 Diagonal Lending may convert the amount outstanding under the note into shares of NovAccess common stock at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date. The initial recognition of derivative liability amounting to $50,700 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2023, was $37,207. As of March 31, 2023, the balance outstanding net of debt discount was $17,793.

February 2023 Letter Agreement

On February 9, 2023 the Company entered into a letter agreement, whereby the Company drew an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan is due on May 9, 2023. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2023, was $60,146. As of March 31, 2023, the balance outstanding net of debt discount was $204,854.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

Also pursuant to the letter agreement , the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock (the “commitment fee shares”). If the investor is unable to sell the commitment fee shares for $0.20 a share, then investor may require the Company to issue additional shares or pay cash in the amount of the shortfall. The Company also issued a common stock purchase warrant to purchase 1.0 million shares of the company’s Common stock for $0.20 a share. The warrant expires on February 9, 2028. The company recorded expense of 82,500 in respect of the commitment fee shares and 157,933 in respect of the warrant.

The Company did not make the payment of $271,551 due on May 9, 2023. The lender has agreed to waive the default provisions until June 1, 2023, or pending conclusion of negotiations on an extension of the loans.

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

The convertible notes issued and described in this Note do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.74% and 4.955%
Stock volatility factor	Between 141% and 177.6%
Years to Maturity	0.28 years
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to a further extension until August 31, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2023, was $0. As of March 31, 2023, the balance outstanding net of debt discount was $12,500.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

6. SHORT TERM LOAN, RELATED PARTY

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with Jason M. Anderson, an independent member of our board of directors, to fund the operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under the loan on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million In November, 2022, the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023 and in April 2023, agreed to a further extension until August 31, 2023.

On February 9, 2023, NovAccess entered into a second interest-free loan agreement with Mr. Anderson. Reflecting his faith in NovAccess and our management team, Mr. Anderson loaned the Company $8,500. The loan does not bear interest (except on default) and is due on the earlier of August 31, 2023 or our receipt of debt or equity financing of at least $3.0 million.

7. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August 2021 Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share.

On February 16, 2022, for value received in connection with the issuance of the February 2022 Note (see note 4 for more details), the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share.

On May 10, 2022, for value received in connection with the issuance of the May 2022 Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share with a five-year exercise period. On February 9, 2023, for value received in connection with the issuance of the February 2023 Note (see note 4 for more details), the Company issued 1,000,000 warrants to the lender with an exercise price of $0.20 per share with a five-year exercise period. The fair value of the warrant issued in relation to the letter agreement issued on February 2023 , is recorded as stock compensation expense amounting to $148,500.

On March 31, 2023 the fair value of the derivative liability of the warrants was $557,694 and $232,609 as of September 30, 2022.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 3.6% and 3.81%
Stock volatility factor	Between 147% and 164%
Years to Maturity	4.25 years
Expected dividend yield	None

Per guidance on ASC 260, the Company determined that the repricing of warrants discussed above, was an exchange of the existing 1,500,000 warrants and the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was a s a deemed dividend. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was calculated as $44,241, using a Black Scholes model based on the following significant inputs: On February 9, 2023: common stock price of $0.165; company volatility of 156%-159%; remaining term 3.2-4.1 years; dividend yield of 0% and risk-free interest rate of 3.81-3.71%.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

8. OPTIONS (Continued)

For purpose of determining the fair market value of the options issued on June 2, 2020, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	0.32%
Stock Volatility Factor	146.0%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

On March 13, 2023, the Company entered into non-qualified stock option agreements and granted vested ten-year options to purchase shares of the Company’s common stock for $0.175 a share, the closing price on the grant date. The Company issued options to purchase a total of 3,542,857 shares as follows: (a) 857,143 to each of the independent directors, (b) 428,571 to the chief financial officer, and 571,429 to the president of our StemVax Therapeutics subsidiary; (c) 57,143 to each of our scientific advisory board members; and (d) the remaining 542,857 to staff members and other officers.

Vesting Schedule. The Options are 100% vested and exercisable on the grant date, March 31, 2023.

Expiration. The Option will expire on the tenth anniversary from the grant date which falls on March 31, 2033.

For purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	3.68%
Stock Volatility Factor	146.79%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

A summary of the Company’s options activity and related information follows for the quarter ended March 31, 2023:

	March 31, 2023
		Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	2,000,000	$.01
Granted	3,542,857	$0.175
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	5,542,857	$0.115

At March 31, 2023, the weighted average remaining contractual life of options outstanding:

	March 31, 2023
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	7.17
$0.175	3,542,857	3,542,857	9.95

The entire stock-based compensation expense amounting to $563,314 was recorded in the income statement on the grant date as the options are fully vested and exercisable on the grant date.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Accrued liabilities	5,570	4,370
Interest payable	159,506	94,251
Provision for guaranteed commitment fees *	886,875	961,000
Accrued payroll	7,367	4,740
Deferred compensation	485,421	344,983
License Fees Payable	40,402	40,402
Insurance finance liability	69,133	36,815
	$1,654,274	$1,486,561

* Under the terms of the August 2021 Note, February 2022 Note, May 2022 Note and February 2023 Note the Company issued a total of 2,075,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for more than $1,250,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,250,000. The difference between the fair value of the 2,075,000 shares as on March 31, 2023 and the exercise amount of $1,250,000 was recorded as a provision for guaranteed commitment fees and included in the table above.

10. BRIDGE LOAN PAYABLE

Related parties

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $50,000. The notes were payable on demand with a five business day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty.

In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The Company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as March 31, 2023.

On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of the bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of March 31, 2023.

Service provider, related party

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022, the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the year ended September 30, 2022, the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of March 31, 2023.

The total loss on account of extinguishment of debt on the CFO Note and service provider note amounting to $54,813 was recorded in the income statement.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

11. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of March 31, 2023, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, our sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, our chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company is obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of March 31, 2023, the Company owed TN3 $95,000 of the redemption price.

12. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Under the terms of the August 2021 Note, February 2022 Note, May 2022 Note and February 2023 Note the Company issued a total of 2,075,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for more than $1,250,000, it may make a onetime claim for each note to be reimbursed for the difference between their sale proceeds and $1,250,000. The difference between the fair value of the 1,575,000 shares as on March 31, 2023, and the exercise amount of $1,250,000 was recorded as a make-whole provision for commitment fees and included in the accrued expenses.

13. RELATED PARTY TRANSACTIONS

On February 9, 2023, NovAccess entered into an interest-free loan agreement with Jason M. Anderson, an independent member of our board of directors. Reflecting his faith in NovAccess and our management team, Mr. Anderson loaned the company $8,500. The loan does not bear interest (except on default) and is due on the earlier of August 31, 2023 or our receipt of debt or equity financing of at least $3.0 million. We will use the proceeds of the loan for general working capital purposes.

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500 with Mr. Anderson to fund operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under this agreement on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022 Mr. Anderson signed a waiver and extension agreement changing the due date to April 30, 2023 and in April 2023 Mr. Anderson agreed to extend the due date to August 31, 2023. The balance outstanding on March 31, 2023 was $12,500.

On July 28, 2022, the Company issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs our chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the Company $12,500 on July 29, 2022. All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to extend the due date to August 31, 2023. The holder has the right, until the date of payment in full. to convert all amounts outstanding under the note and unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0. 15. As of March 31, 2023, the balance of the July 2022 Note was $12,500.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

13. RELATED PARTY TRANSACTIONS (Continued)

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

Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of March 31, 2023, the Company owed TN3 $95,000 of the redemption price. Pursuant to the redemption agreement, the Company also issued to TN3 1,502,670 shares of unregistered common stock, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin.

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

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $25,000 each. The notes were payable on demand with a five business-day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty. On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as March 31, 2023. In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The Company recognized and paid interest expense in the amount of $583 to our CEO during the year ended March 31, 2023. No balance is due to our CEO as of March 31, 2023.

On September 4, 2020, the Company entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provided the Company with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement was three years, with subsequent one-year renewals. We paid TN3 $40,000 under the agreement in fiscal 2022. In connection with the redemption of TN3’s preferred shares, the management services agreement was terminated and outstanding amounts cancelled, and as of March 31, 2023 there were no amounts owed under this agreement.

14. SUBSEQUENT EVENTS

On April 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with a lender and issued a convertible promissory note in the original principal amount of $79,250 (the “note”) pursuant to the SPA. The loan funded on April 14, 2023. The Company will use the proceeds of the loan for general working capital purposes.

The Company provided typical representations and agreed to standard covenants pursuant to the SPA. The SPA does not include any financial covenants.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

14. SUBSEQUENT EVENTS (Continued)

The note bears interest at 8% a year and is due on April 11, 2024. The Company may prepay the note upon payment of a prepayment penalty ranging from 15-25% of the amount outstanding on the note when prepaid. Under the terms of the note, the Company may not sell a significant portion of its assets without the approval of the lender, must comply with the company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTCQB Market or other exchange. The Company’s failure to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default, the note will bear interest at 22% and the lender will be entitled to its costs of collection.

Beginning on October 8, 2023, the lender may convert the amount outstanding under the note into shares of the Company’s common stock at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date.

On April 24, 2023, the Company entered into a securities purchase agreement (the “SPA”) with a lender and issued a convertible promissory note in the original principal amount of $54,250 (the “note”) to the lender pursuant to the SPA. The loan funded on April 28, 2023. The Company will use the proceeds of the loan for general working capital purposes.

The note bears interest at 8% a year and is due on April 24, 2024. The Company may prepay the note upon payment of a prepayment penalty ranging from 15-25% of the amount outstanding on the note when prepaid. Under the terms of the note, the Company may not sell a significant portion of its assets without the approval of 1800 Diagonal Lending, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTCQB Market or other exchange. The Company’s failure to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default, the note will bear interest at 22% and the lender will be entitled to its costs of collection.

Beginning on October 21, 2023, the lender may convert the amount outstanding under the note into shares of the Company’s common stock at a conversion price equal to 65% of the average of the three lowest trading prices of the stock during the fifteen trading days before the conversion date.

The Company did not make the payment of $1,584,260 including principal and interest, due on May 9, 2023 on the notes issued on Feb 2022, May 2022 and Feb 2023. The lender has agreed to waive the default provisions until June 1, 2023, or pending conclusion of negotiations on an extension of the loans.

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

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guarantee that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of additional biotechnology companies.

Results of Operations for the three months ended March 31, 2023, compared to three months ended March 31, 2022

Revenue and Cost of Sales

We are in research and development phase, and generated no revenue or cost of goods sold in the three months ended March 31, 2023, and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $632,524 during the three months ended March 31, 2023, to $1,013,952 as compared to $381,428 for the three months ended March 31, 2022. The increase in SG&A expenses during the three months ended March 31, 2023, was related primarily to the increase in stock- based compensation by $794,313 on account of stock options issued during the current quarter, offset by in part by a decrease in consulting and professional fees by $135,592. The payroll costs increased by $18,554 during the quarter and insurance costs were reduced by $11,331.

Research and development expenses

The research and development expense marginally decreased by $4,479 for the three months ended March 31, 2023, to $41,036 as compared to $45,516 for the three months ended March 31, 2022. The primary reason for the decrease was on account of the decrease in costs for bio-technical services by $4,000.

Other Income/(Expenses)

Other income increased by $2,311,593 from other expense of $802,841 for the three months ended March 31, 2022 to other income of $1,08,752 for the three months ended March 31, 2023. The change was primarily due to the increase in gain on change in derivative liability by $2,318,155 and increase in gain on extinguishment of derivative liability amounting to $138,863. During the three months ended March 31, 2023, the Company recorded gain on account of the change in make whole provision on shares issued as loan commitment fees amounting to $193,625 to partially offset the increase in other income. The increase in other income was also partially offset by an increase in interest expense of $6,613 during the current quarter. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income/(Loss)

For the three months ended March 31, 2023, our net income was $453,764 as compared to a net loss of $1,229,785 for the same period in 2022. The increase in net income of $1,683,5495 was due to the decrease in other expenses on account of gain on change in derivative liability, partially offset by increase in SG&A, as described above.

Results of Operations for the six months ended March 31, 2023, compared to six months ended March 31, 2022

Revenue and Cost of Sales

We are in research and development phase, and generated no revenue or cost of goods sold in the six months ended March 31, 2023, and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $834,748 during the six months ended March 31, 2023, to $1,496,106 as compared to $661,358 for the six months ended March 31, 2022. The increase in SG&A expenses during the six months ended March 31, 2023, was related primarily to the increase in stockbased compensation by $794,313 on account of stock options issued during the second quarter, the increase in consulting and professional fees by $22,928, the increase in payroll costs by $31,415 and the increase in insurance costs by $32,074 during the six month period ended March 31, 2023.

Research and development expenses

The research and development expense marginally decreased by $11,915 for the six months ended March 31, 2023, to $76,000 as compared to $87,915 for the six months ended March 31, 2022. The primary reason for the decrease was on account of the decrease in costs for bio-technical services by $11,000.

Other Income/(Expenses)

Other expenses decreased by $18,284 from other expense of $623,820 for the six months ended March 31, 2022 to other expenses of $605,536 for the six months ended March 31, 2023. The change was primarily due to the Company recording a gain on account of the change in make whole provision on shares issued as loan commitment fees of $74,125, and an increase in gain on extinguishment of derivative liability of $42,658 during the six months ended March 31, 2023. These gains were partly offset by an increase in loss on change in derivative liability by $222,455, and an decrease in interest expense of $69,143 during the six months ended March 31, 2023. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Loss

For the six months ended March 31, 2023, our net loss was $2,177,642 as compared to a net loss of $1,373,093 for the same period in 2022. The increase in net loss of $804,549 was due to the increase in SG&A, offset in part by the decrease in other expenses as described above.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2023 of $5,726,692 as compared to a working capital deficit of $4,653,066, as of September 30, 2022. The increase of $1,073,627 in the working capital deficit was the result of an increase in the derivative liability on convertible notes amounting to $329,247, an increase in convertible notes payable of $480,578, an increase in the short term loan from a related party, an increase in accounts payable of $71,149, and an increase in accrued expenses and other current liabilities amounting to $167,713 and a decrease in cash of $21,442. This was partially offset by a decrease in amounts due to related parties of $5,000.

For the six months ended March 31, 2023, our cash flow used by operating activities was $356,510, as compared to cash flow used by operating activities of $438,844 for the six months ended March 3l, 2022. The decrease in cash flow used by operating activities was primarily due to changes in assets and liabilities described above as well as the increase in net loss being primarily the result of non-cash charges recorded in the statement of operations.

Cash flow used by investing activities was $0 during the six months ended March 31, 2023 or 2022.

Cash flow provided by financing activities was $314,250 for the six months ended March 31, 2023, as compared to cash provided by financing activities of $319,785 during same period in 2022. The decrease in cash flow provided by financing activities was primarily the result of the mix of funds raised by selling equity and debt instruments and repayment of convertible notes and bridge loans.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of March 31, 2023. Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of March 31.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2023, we issued 858,752 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

On February 9, 2023, we entered into a letter agreement with AJB Capital Investments, LLC. Pursuant to the letter agreement, AJB loaned us $265,000, which was added to the principal of a promissory note we had previously issued to AJB in May 2022. Also pursuant to the letter agreement, NovAccess paid AJB a commitment fee of 500,000 unregistered shares of the company’s common stock. If AJB is unable to sell the commitment fee shares for $0.20 a share, then AJB may require NovAccess to issue additional shares or pay cash in the amount of the shortfall. We are also required to register the commitment fee shares for resale under the Securities Act. Pursuant to the letter agreement, NovAccess also issued to AJB a common stock purchase warrant to purchase 1.0 million shares of the company’s common stock for $0.20 a share. The warrant expires on February 9, 2028. The issuances of the commitment fee shares and warrant to AJB were exempt from registration under Section 4(a)(2) of the Securities Act.

Effective April 4, 2023, we issued 108,750 unregistered shares of our common stock to Letzhangout, LLC for accounting services provided to NovAccess during the second quarter. Also, effective April 4, 2023, we issued 100,002 shares of our unregistered shares to Darrow Associates for investor relations services provided to NovAccess during the second quarter. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

During January and February 2023, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. During the quarter we sold to two investors 150,000 shares for an aggregate amount of $15,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.

On March 13, 2023, we entered into non-qualified stock option agreements and granted vested ten-year options to purchase shares of the Company’s common stock for $0.175 a share, the closing price on the grant date. We issued options to purchase a total of 3,542,857 shares as follows: (a) 857,143 to each of our independent directors, Jason M. Anderson and John A. Cassarini; (b) 428,571 to Neil J. Laird, our chief financial officer, and 571,429 to Dr. Christopher Wheeler, president of our StemVax Therapeutics subsidiary; (c) 57,143 to each of our scientific advisory board members; and (d) the remaining 542,857 to staff members and other officers.

Item 3. Defaults Upon Senior Securities.

During the quarter ended March 31, 2023, NovAccess was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended March 31, 2023.

Item 6. Exhibit and Financial Statement Schedules.

(a) Financial Statement Schedules (see Item 1 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibit	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022
(ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2023 and March 31, 2022,
(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Six Months Ended March 31, 2023 and March 31, 2022,
(iv) the Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended March 31, 2023 and March 31, 2022, and
(v) Related Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: May 15, 2023	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)