Form 10-Q
period 2023-06-30
NovAccess Global Inc.
filed 2023-08-11
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,535,457, shares of common stock outstanding on August 11, 2023.

Part I- Financial Information

Item 1. Financial Statements

NOVACCESS GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$61,464	$64,251
Other Receivables	65,979	-
Prepaid expenses	49,584	60,650

TOTAL ASSETS	$177,027	$124,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$520,345	$375,682
Accrued expenses and other current liabilities	1,892,313	1,486,561
Derivative and warrants liabilities	1,908,325	1,440,012
Due to related parties	181,217	186,217
Short term loan, related party	21,000	12,500
Convertible promissory notes, net of debt discount and debt issuance costs of $182,097 and $340,503 respectively	1,874,283	1,266,627
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $2,132, respectively	12,500	10,368

Total Current Liabilities	6,409,983	4,777,967

TOTAL LIABILITIES	6,409,983	4,777,967

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 shares issued and outstanding, respectively	6	6
Common stock, no par value; 2,000,000,000 authorized common shares 21,535,457 and 18,669,507 shares issued and outstanding, respectively	43,658,147	43,225,982
Additional paid in capital	5,335,398	5,340,398
Paid in capital, common stock option and warrants	5,161,186	4,210,960
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(65,134,801)	(62,177,520)

TOTAL SHAREHOLDERS' DEFICIT	(6,232,956)	(4,653,066)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$177,027	$124,901

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

SALES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Research and development expenses	40,164	51,137	116,164	139,052
Selling, general and administrative expenses	444,481	273,777	1,940,587	935,135

TOTAL OPERATING EXPENSES	484,645	324,914	2,056,751	1,074,187

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(484,645)	(324,914)	(2,056,751)	(1,074,187)

OTHER INCOME/(EXPENSES)
Miscellaneous Income	56,082	-	56,082	-
Gain/(Loss) on change in derivative liability	(19,731)	379,216	(275,585)	345,816
Extinguishment of derivatives	98,602	-	237,465	277,716
Extinguishment of debt	-	-	-	(54,813)
Change in commitment fee guarantee	(134,875)	-	(60,750)	-
Interest expense	(295,072)	(520,919)	(857,742)	(1,152,731)

TOTAL OTHER EXPENSES	(294,994)	(141,703)	(900,530)	(584,012)

NET LOSS	(779,639)	(466,617)	(2,957,281)	(1,658,199)

Deemed dividend warrant protection reserve	-	-	(44,241)	-
Net loss attributable to common shareholders	(779,639)	(466,617)	(3,001,522)	(1,658,199)

BASIC LOSS PER SHARE	$(0.04)	$(0.03)	$(0.15)	$(0.10)

DILUTED LOSS PER SHARE	$(0.04)	$(0.03)	$(0.15)	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	21,209,938	18,018,522	20,290,280	16,032,484
DILUTED	21,209,938	18,018,522	20,290,280	16,032,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2023, AND JUNE 30, 2022

	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of October 1, 2021	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Preferred stock redemption	(24,400)	(244)	1,502,670	525,935	-	-	(341,216)	-	184,475
Common Stock issued for services	-	-	10,000	8,000	-	-	-	-	8,000
Common Stock issued, subscriptions	-	-	401,390	139,806	-	-	-	-	139,806
Stock compensation cost	-	-	791,000	170,200	-	-	-	-	170,200
Common stock issued as repayment of loans	-	-	250,000	104,813	-	-	-	-	104,813
Common stock issued as commitment fee on promissory note payable	-	-	1,175,000	370,875	-	-	-	-	370,875
Common stock issuable, Subscriptions	-	-	-	-	5,000	-	-	-	5,000
Net Loss	-	-	-	-	-	-	-	(1,658,199)	(1,658,199)
Balance as June 30, 2022	600	$6	18,534,090	$43,202,164	$5,356,398	$4,210,960	$4,747,108	$(62,119,760)	$(4,603,124)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of Oct 1, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)

Common Stock issued for services	-	-	1,699,273	282,665	-	-	-	-	282,665
Common Stock issued, subscriptions	-	-	525,000	55,000	(5,000)	-	-	-	50,000
Common stock issued for commitment fees	-	-	500,000	82,500	-	-	-	-	82,500
Stock compensation cost for options	-	-	-	-	-	563,314	-	-	563,314
Common Stock issued on repayment of Loan	-	-	141,677	12,000	-	-	-	-	12,000
Warrants issued for Loan Extension	-	-	-	-	-	386,912	-	-	386,912
Net Loss	-	-	-	-	-	-	-	(2,957,281)	(2,957,281)
Balance as of June 30, 2023 (Unaudited)	600	$6	21,535,457	$43,658,147	$5,335,398	$5,161,186	$4,747,108	$(65,134,801)	$(6,232,956)

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the Nine Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,957,281)	$(1,658,199)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	638,481	1,036,624
Change in fair value of derivative liability	275,585	(345,816)
Settlement of derivatives	(237,465)	(277,716)
Extinguishment of debt	-	54,813
Fair Value of shares issued for services	282,665	-
Stock compensation expense	563,314	8,000
Stock issued and issuable for services	386,912	139,806
Fair value of commitment shares issued for debt	82,500	-

Changes in Assets and Liabilities:
Other Receivable	(65,979)	-
Prepaid Expenses & Advances	11,067	891
Accounts payable	144,663	102,648
Accrued expenses and Other Current Liabilities	405,752	232,995

NET CASH USED IN OPERATING ACTIVITIES	(469,786)	(705,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	50,000	175,200
Due to related party	-	3,151
Proceeds from convertible notes payable	599,250	1,137,500
Payments related party for redemption of preferred stock	(5,000)	(550,000)
Payments to TN3 for redemption of Preferred stock	-	(125,000)
Proceeds from related parties notes payable	-	75,000
Payment on the related parties loans payable	-	(6,378)
Principal payments on convertible debt	(177,250)	(94,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	467,000	615,223

NET DECREASE IN CASH	(2,786)	(90,731)

CASH, BEGINNING OF PERIOD	64,251	180,668

CASH, END OF PERIOD	$61,464	$89,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$192,878	$107,543
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Net Impact of Preferred Stock redemption transaction	-	$184,475
Common stock issued as commitment fee on Promissory note	$82,500	$370,875
Common stock issued as repayment of loan	$12,000	$104,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

1. ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global Inc. (“NovAccess” or the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc. The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax LLC in September, 2020, we exited the solar business and focused all our efforts on our biopharmaceutical business.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. The Company has obtained funds from its shareholders and from lenders since its inception through the period ended June 30, 2023. Management believes the existing shareholders, prospective new investors and lenders will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates made in preparing these consolidated financial statements include the estimate of the deferred tax valuation allowance, the fair value of stock options, warrants, and derivative liabilities. Actual results could differ from those estimates.

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

Net Earnings (Loss) per Share Calculations

Net earnings (Loss) per share dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the effect of stock options and stock-based awards plus the assumed conversion of convertible debt.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

Loss to common shareholders (Numerator)	$(779,639)	(466,617)	$(3,001,522)	(1,658,199)

Basic weighted average number of common shares outstanding (Denominator)	21,209,938	18,018,522	20,290,280	16,032,484

Diluted weighted average number of common shares outstanding	21,209,938	18,018,522	20,290,280	16,032,484

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted Accounting Standards Codification (“ASC”) Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of June 30, 2023 and September 30, 2022. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at June 30 2023 and September 30, 2022:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2022	$1,207,403	$-	$-	$1,207,403
Derivative Liability warrants at fair value as of September 30, 2022	$232,609	$-	$-	$232,609
Total Derivative Liability as of September 30, 2022	$1,440,012	-	-	$1,440,012
Derivative Liability at fair value as of June 30, 2023	$1,288,477			$1,288,477
Derivative Liability warrants at fair value as of June 30, 2023	$619,848	-	-	$619,848
Total Derivative Liability as of June 30, 2023	$1,908,325	-	-	$1,908,325

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2021	$2,553,979	$372,643	$2,926,622
Fiscal year 2022 initial derivative liabilities	593,297	282,051	875,348
Net (Gain)/Loss on change in fair value of derivative liability	(1,662,156)	(422,086)	(2,084,242)
Extinguishment of derivative	(277,716)	-	(277,716)
Ending balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Nine Months ended June 30, 2023, initial derivative liabilities	378,159	210,027	588,188
Net (Gain)/Loss on change in fair value of derivative liability	(59,622)	177,212	117,590
Extinguishment of derivative	(237,465)	-	(237,465)
Ending balance as of June 30, 2023	$1,288,477	$619,848	$1,908,325

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

As of June 30, 2023 the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of June 30, 2023, the Company had 600 shares of issued and outstanding Series B Preferred. On September 4, 2020, the Company issued 25,000 shares of unregistered Series B Convertible Preferred stock, $0.01 par value per share, to TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin (“TN3”), in exchange for the redemption of all 5,000 shares of Series A preferred stock that TN3 previously held. At the time, Mr. Martin was our chief executive officer and sole board member. On March 14, 2022, NovAccess redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3. Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of NovAccess, purchased the remaining 600 shares (please refer to Note 11 for more details).

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

3. CAPITAL STOCK (Continued)

Common Stock

During the nine months ended June 30, 2023, the Company issued 2,865,950 shares of common stock.

The Company issued 1,699,273 shares to various vendors for services provided and 141,677 shares issued on repayment of loan including 326,250 shares issued to a related party for services provided, amounting to $294,665 recorded at the fair value of shares on the respective grant dates.

The Company issued 525,000 shares in relation to stock subscriptions.

The Company issued 500,000 shares as commitment fees in connection with the letter agreement issued on February 9, 2023. These shares were recorded at fair value as on the date of issuance.

During the nine months ended June 30, 2022, the Company issued 4,130,060 shares of common stock. 1,502,670 shares were issued to TN3 as part of the transaction to redeem 24,400 shares of Series B Preferred Stock, for an expense of $139,806 based on the closing market value on grant date. 401,390 shares were issued to various vendors for services provided, 791,000 shares were issued in relation to stock subscriptions for net proceeds of $170,200. 1,175,000 shares were issued as a commitment fee on a promissory note payable amounting to $370,875. 250,000 shares were issued as repayment of bridge loans for $104,813; and 10,000 shares were issued to related parties for $8,000 based upon the closing market value on grant date.

4. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as on June 30, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as on June 30, 2023	Derivative balance as on June 30, 2023	Warrant liability balance as on June 30, 2023

2013 Note	12,000	-	12,000	-	-
2014 Note	50,880	-	50,880	139,946	-
2017 Note	115,000	-	115,000	294,630	-
August 2021 Note	-	-	-	-	92,067
February 2022 Note	250,000	-	250,000	119,063	47,040
May 2022 Note	1,000,000	-	1,000,000	399,105	107,215
August 2022 Note	100,000	8,467	91,533	14,498	-
February 2023 Note	265,000	-	265,000	102,210	96,916
Apr 14, 2023 Note	79,250	62,438	16,812	85,311	-
Apr 28, 2023 Note	54,250	44,808	9,442	58,362	-
June 20, 2023 Note	75,000	44,444	30,556	27,962	276,610
June 26, 2023 Note	55,000	21,940	33,060	44,939	-
Total	2,056,380	182,097	1,874,283	1,286,026	619,848

Convertible Promissory note, related party as on June 30, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as on June 30, 2023	Derivative balance as on June 30, 2023	Warrant liability balance as on June 30, 2023

July 2022 Note	12,500	-	12,500	2,450	-

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2013 Note

On October 1, 2013, the Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of June 30, 2023, the outstanding principal balance was $12,000.

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015, through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. As of June 30, 2023, the outstanding principal balance was $50,880.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of June 30, 2023, the outstanding principal balance was $115,000.

May 2021 Note

On May 28, 2021, the Company issued a 12% unsecured convertible promissory note (the “May 2021 Note”) for the principal sum of $55,500 plus accrued interest. The May 2021 Note was to mature on May 28, 2022. The Note was convertible after November 23, 2021, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest traded price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021, the Company paid the balance of this note to the lender. As of June 30, 2023, the balance of the May 2021 Note was $0.

July 2021 Note

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July 2021 Note”) for the principal sum of $38,750 plus accrued interest with a maturity date of July 6, 2022. The July 2021 Note was convertible after January 1, 2022, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021, the Company paid the balance of this note to the lender. As of June 30, 2023, the balance of the July 2021 Note was $0.

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022, in connection with the issuance of the May 2022 Note described below. As of June 30, 2023, the balance on the August 2021 Note was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

In connection with the February 2023 Letter Agreement (described below) the warrants issued in connection with this note were repriced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. In July 2022, the Company extended the term of the February 2022 note for another six months until February 15, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50. The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement, amortized over the term of the loan. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on June 30, 2023, was $0. As of June 30, 2023, the principal balance outstanding was $250,000.

On February 9, 2023, the Company entered into a letter agreement in connection with the February 2022 Note, whereby the lender extended the due date of the loan to May 9, 2023, and deferred all interest payments for the period from January 1, 2023, until May 9, 2023. Pursuant to the letter agreement the exercise price of the warrants issued with the February 2022 Note was reduced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

On June 8, 2023, the Company entered into a further letter agreement which extended the due date of the note until June 30, 2023, as discussed below. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023 as discussed in Note 14 Subsequent Events.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01. The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2023, was $0. As of June 30, 2023, the principal balance outstanding was $1,000,000.

On February 9, 2023, the Company entered into a letter agreement in connection with the May 2022 Note deferring all interest payments from January 1, 2023, until May 9, 2023.

On June 8, 2023, the Company entered into a further letter agreement which extended the due date of the of the note until June 30, 2023 as discussed below. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023 as discussed in Note 14 Subsequent Events.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matures on August 8, 2023. The holder shall have the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2023, was $8,467. As of June 30, 2023, the balance outstanding net of debt discount was $91,533.

On August 3, 2023, the Company and the holder signed an agreement extending the loan until November 8, 2023 with an interest rate of 14% commencing on August 9, 2023.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note was to mature on September 22, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 and prepayment penalty of $20,594 on March 12, 2023. As of June 30, 2023, the balance outstanding was $0.

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note was to mature on November 1, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $2,109 and prepayment penalty of $14,277 on April 24, 2023. As of June 30, 2023, the balance outstanding was $0.

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note was to mature on December 7, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. On June 13, 2023, the lender converted $12,000 of the amount due into 141,677 shares of the Company and on June 20, 2023, the Company repaid the balance of the loan together with $2,260 in interest and $11,315 in prepayment penalty. As of June 30, 2023, the balance outstanding was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

February 2023 Letter Agreement

On February 9, 2023, the Company entered into a letter agreement, whereby the Company borrowed an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan was due on May 9, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the loan. Pursuant to this agreement, the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock (the “commitment fee shares”) which were valued at $82,500 based on the share price on the date of the agreement. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. As of June 30, 2023, the unamortized debt discount balance was $0 the principal balance outstanding was $265,000.

Also, as part of this agreement the lender extended the term of February 2022 note to May 9, 2023, and deferred payment of all interest due on both the February 2022 note and May 2022 note until May 9, 2023. In addition, the Company issued 1,000,000 warrants to purchase common stock at a price of $0.20 per share and repriced the warrants issued in connection with the August 2021 Note and February 2022 Note to $0.20 per share. Since the consideration was for all the modifications and not just the additional loan, the expense was recorded immediately and not amortized over the term of the loan.

On June 8, 2023, the company entered into a further letter agreement which extended the due date of the note until June 30, 2023, as discussed below.

On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023 as discussed in Note 14 Subsequent Events

April 11, 2023, Note

On April 11, 2023, the Company issued a convertible promissory note for the principal sum of $79,250 plus accrued interest (the “April 11, 2023, Note” ). The loan bears interest at 8% a year. The April 11, 2023, Note matures on April 11, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $75,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2023, was $62,438. As of June 30, 2023, the balance outstanding net of debt discount was $16,812.

April 24, 2023, Note

On April 24, 2023, the Company issued a convertible promissory note in the original principal amount of $54,250 plus accrued interest (the “April 24, 2023, Note”). The loan bears interest at 8% a year. The April 24, 2023, Note matures on April 24, 2024. In case of default in repayment of the outstanding amount on the due date the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2023, was $44,808. As of June 30, 2023, the balance outstanding net of debt discount was $9,442.

June 8, 2023, Letter Agreement

On June 8, 2023, the Company and lender of the February 2022 Note, the May 2022 Note and the February 2023 Letter Agreement entered into a letter agreement whereby in consideration for an extension of the due date on the notes until June 30, 2023. The Company issued warrants priced at $0.20 per shares as follows: 1,000,000 on signing the letter, a further 500,000 on June 15, 2023 if the loans were still outstanding and a further 500,000 on June 30, 2023 if the loans were still outstanding.

The fair value of the warrants was $238,412 which was recorded as an expense in the period ending June 30, 2023.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

June 19, 2023, Letter Agreement

On June 19, 2023, the Company entered into a letter agreement whereby it borrowed a further $75,000 which was added to the May 2022 Note. This loan bears interest at 15% a year and matures on July 16, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the $75,000 loan. In connection with this loan the Company issued 750,000 warrants at an exercise price of $0.0001 per share. The initial recognition of the derivative liability was $75,000 which is amortized over the life of the loan. The balance in debt discount as on June 30, 2023, was $44,444. As of June 30, 2023, the balance outstanding net of debt discount was $30,556.

On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023 as discussed in Note 14 Subsequent Events.

June 20, 2023, Note

On June 20, 2023, The Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “June 20, 2023, Note”). The loan bears interest at 8% a year and matures on June 20, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $17,937 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded in debt discount and amortized of the term of the loan. The balance in debt discount as on June 30, 2023, was $21,940. As of June 30, 2023, the balance outstanding net of debt discount was $33,060.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 5.24% and 5.4%
Stock volatility factor	Between 157% and 219%
Years to Maturity	0.55 years
Expected dividend yield	None

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to a further extension until August 31, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2023, was $0. As of June 30, 2023, the balance outstanding net of debt discount was $12,500.

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

On February 9, 2023, NovAccess entered into a second interest-free loan agreement with Mr. Anderson. Reflecting his faith in NovAccess and our management team, Mr. Anderson loaned the Company $8,500. The imputed interest is being calculated at 10% and totals $1,585 as of June 30,2023 which is immaterial. The loan does not bear interest (except on default) and is due on the earlier of August 31, 2023 or our receipt of debt or equity financing of at least $3.0 million.

7. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August 2021 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share.

On February 16, 2022, for value received in connection with the issuance of the February 2022 Note, the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share.

On May 10, 2022, for value received in connection with the issuance of the May 2022 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share with a five-year exercise period.

On February 9, 2023, for value received in connection with the issuance of the February 2023 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.20 per share with a five-year exercise period. The fair value of the warrant issued in relation to the letter agreement issued on February 2023, was recorded as stock compensation expense amounting to $148,500.

On June 8, 2023, the Company issued to AJB a common stock purchase warrant to purchase 1,000,000 shares of the company’s common stock for $0.20 a share. The warrant expires on June 8, 2028. The letter agreement provides that if we do not repay the loans in full by June 15, 2023, we must issue to AJB another warrant to purchase 500,000 shares of common stock, and that if we do not repay the loans by June 30, 2023, we must issue to AJB a warrant to purchase 500,000 more shares, both on the same terms as the June 8 warrant. The fair value of the warrant issued in relation to the letter agreement issued on June 2023, was recorded as stock compensation expense amounting to $238,412.

On June 19, 2023, for value received in connection with the issuance of the June 20, 2023 Note, the Company issued a warrant to purchase 750,000 shares of common stock for $0.0001 a share for exercise period ending when all warrant shares have been issued.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

7. WARRANTS (Continued)

On June 30, 2023 the fair value of the derivative liability of the warrants was $619,848 and was $232,609 as of September 30, 2022.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.13% and 4.49%
Stock volatility factor	Between 149.08% and 171.06%
Years to Maturity	3.9 years
Expected dividend yield	None

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

Vesting Schedule. The Options are 100% vested and exercisable on the grant date.

Expiration. The Option will expire on the tenth anniversary from the grant date which falls on March, 2033.

For purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	3.68%
Stock Volatility Factor	146.79%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

8. OPTIONS (Continued)

A summary of the Company’s options activity and related information follows for the quarter ended June 30, 2023:

	June 30, 2023
		Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	2,000,000	$0.01
Granted	3,542,857	$0.175
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	5,542,857	$0.115

At June 30, 2023, the weighted average remaining contractual life of options outstanding:

	June 30, 2023
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	7.17
$0.175	3,542,857	3,542,857	9.95

The entire stock-based compensation expense amounting to $563,314 was recorded in the income statement on the grant date as the options are fully vested and exercisable on the grant date.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Accrued liabilities	25,817	4,370
Interest payable	216,720	94,251
Provision for guaranteed commitment fees *	1,021,750	961,000
Accrued payroll	9,764	4,740
Deferred compensation	531,244	344,983
License Fees Payable	40,402	40,402
Insurance finance liability	46,616	36,815
	$1,892,313	$1,486,561

* Under the terms of the August 2021 Note, February 2022 Note, May 2022 Note and February 2023 Note, the Company issued a total of 2,075,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for more than $1,250,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,250,000. The difference between the fair value of the 2,075,000 shares as on June 30, 2023, and the guaranteed sale amount of $1,250,000 was recorded as a provision for guaranteed commitment fees and included in the table above.

Under the terms of the June 19, Letter Agreement the Company issued a warrant for 750,000 shares of common stock at an exercise price of $0.0001. If the warrant holder is not able to exercise the warrants, and sell the shares for $75,000, it may make a one-time claim to be reimbursed for the difference between the sales proceeds and $75,000. As of June 30, 2023, the fair value of the warrants exceeded $75,000 and no accrual.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

10. BRIDGE LOAN PAYABLE

Related parties

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $50,000. The notes were payable on demand with a five business day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty.

In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The Company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as June 30, 2023.

On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of the bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of June 30, 2023.

Service provider, related party

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022, the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the year ended September 30, 2022, the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of June 30, 2023.

The total loss on account of extinguishment of debt on the CFO note and service provider note amounting to $54,813 was recorded in the income statement.

11. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of June 30, 2023, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, our sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, our chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. The Company is obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of June 30, 2023, the Company owed TN3 $95,000 of the redemption price.

12. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

12. COMMITMENTS AND CONTINGENCIES (Continued)

Under the terms of the August 2021 Note, February 2022 Note, May 2022 Note and February 2023 Note the Company issued a total of 2,075,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for more than $1,250,000, it may make a onetime claim for each note to be reimbursed for the difference between their sale proceeds and $1,250,000. The difference between the fair value of the 1,575,000 shares as on June 30, 2023, and the exercise amount of $1,250,000 was recorded as a make-whole provision for commitment fees and included in the accrued expenses.

Under the terms of the June 19, Letter Agreement the company issued a warrant for 750,000 shares of common stock at an exercise price of $0.0001. If the warrant holder is not able to exercise the warrants, and sell the shares for $75,000, it may make a one-time claim to be reimbursed for the difference between the sales proceeds and $75,000. As of June 30, 2023, the fair value of the warrants exceeded $75,000 and no accrual for the difference was recorded.

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

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500 with Mr. Anderson to fund operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under this agreement on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022 Mr. Anderson signed a waiver and extension agreement changing the due date to April 30, 2023 and in April 2023 Mr. Anderson agreed to extend the due date to August 31, 2023. The balance outstanding on June 30, 2023 was $12,500.

On July 28, 2022, the Company issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs our chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the Company $12,500 on July 29, 2022. All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to extend the due date to August 31, 2023. The holder has the right, until the date of payment in full. to convert all amounts outstanding under the note and unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0. 15. As of June 30, 2023, the balance of the July 2022 Note was $12,500.

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

Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of June 30, 2023, the Company owed TN3 $95,000 of the redemption price. Pursuant to the redemption agreement, the Company also issued to TN3 1,502,670 shares of unregistered common stock, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2023 AND 2022

13. RELATED PARTY TRANSACTIONS (Continued)

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

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $25,000 each. The notes were payable on demand with a five business-day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty. On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as June 30, 2023. In March, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid in May, 2022. The Company recognized and paid interest expense in the amount of $583 to our CEO during the year ended June 30, 2023. No balance is due to our CEO as of June 30, 2023.

On September 4, 2020, the Company entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provided the Company with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement was three years, with subsequent one-year renewals. We paid TN3 $40,000 under the agreement in fiscal 2022. In connection with the redemption of TN3’s preferred shares, the management services agreement was terminated and outstanding amounts cancelled, and as of June 30, 2023 there were no amounts owed under this agreement.

14. SUBSEQUENT EVENTS

On August 3, 2023, the Company and the holder of the August 2022 Note signed an agreement extending the loan until November 8, 2023, with an interest rate of 14% commencing on August 9, 2023.

On August 9, 2023 the Company and the holder of the February 2022 Note, the May 2022 Note, the February 2023 Note and the June 20, 2023 entered into an agreement extending the term until August 31, 2023. As consideration, the Company issued the holder a further 2,000,000 five year warrants exercisable at $0.20 per share, which will be reduced to 1,000,000 of warrants if all the loans from this holder are paid in full by August 31, 2023.

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

Business Plan

In 2020, we transitioned our operations from solar contracting operations to the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. On June 2, 2020, we entered into a membership interest purchase agreement with Innovest Global, Inc. to acquire StemVax, LLC (“StemVax”) for 7.5 million shares of our unregistered common stock. The acquisition was completed on September 8, 2020.

StemVax is a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, President of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain U.S. Food and Drug Administration (“FDA”) approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase IIa application. We are currently executing on their recommendations and plan to submit an IND application in early 2024 In August 2022, we filed an application with the FDAfor orphan drug designation (“ODD”) for TLR-AD1, which was granted in October 2022. Receiving ODD status represents a milestone in the development of TLR-AD1 and provides us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among other benefits.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guarantee that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of additional biotechnology companies.

Results of Operations for the three months ended June 30, 2023, compared to three months ended June 30, 2022

Revenue and Cost of Sales

We are in the research and development phase, and generated no revenue or cost of goods sold in the three months ended June 30, 2023, and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $170,704 during the three months ended June 30, 2023, to $444,481 as compared to $273,777 for the three months ended June 30, 2022. The increase in SG&A expenses during the three months ended June 30, 2023, was resulted primarily to a $238,412 expense relating to warrants issued as consideration for various loan extensions during the current quarter.

Research and Development Expenses

The research and development expense marginally decreased by $10,973 for the three months ended June 30, 2023, to $40,164 as compared to $51,137 for the three months ended June 30, 2022. The reason for the decrease was on account of the decrease in costs for bio-technical services by $10,973.

Other Income/(Expenses)

Other expense increased by $153,290 from other expense of $141,703 for the three months ended June 30, 2022 to other expense of $294,993 for the three months ended June 30, 2023. The change was primarily due to the loss on change in derivative liability worsening by $398,947 and an additional provision of $134,875 for the commitment fee guarantee to one of our lenders. These expenses were partially offset by a reduction in interest expense of $225,848, a gain on extinguishment of derivatives of $98,602 and miscellaneous income of $56,082 relating to the receipt of the Employee Retention Tax Credit. Interest expense was lower because the debt discount being amortized was lower in the current quarter as compared the prior year. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income/Loss

For the three months ended June 30, 2023, our net loss was $779,639 as compared to a net loss of $466,617 for the same period in 2022. The increase in net loss of $313,022 was due to the items described above.

Results of Operations for the nine months ended June 30, 2023, compared to nine months ended June 30, 2022

Revenue and Cost of Sales

We are in the research and development phase, and generated no revenue or cost of goods sold in the nine months ended June 30, 2023, and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $1,005,452 during the nine months ended June 30, 2023, to $1,940,587 as compared to $935,135 for the nine months ended June 30, 2022. The increase in SG&A expenses during the nine months ended June 30, 2023, was related primarily to the increase in stock-based compensation by $563,3141 on account of stock options issued during the second quarter, the expense for warrants issued as consideration for various loan extensions of $386,912, and smaller increase in professional fees.

Research and Development Expenses

The research and development expense marginally decreased by $22,888 for the nine months ended June 30, 2023, to $116,164 as compared to $139,052 for the nine months ended June 30, 2022. The primary reason for the decrease was on account of the decrease in costs for bio-technical services.

Other Income/(Expenses)

Net other expenses increased by $316,518 from other expense of $584,012 for the nine months ended June 30, 2022 to other expenses of $900,530 for the nine months ended June 30, 2023. The largest change was in the derivative liability which moved by $621,401 from a gain of $345,816 in the nine months ending June 30, 2022, to a loss of $275,585 in the nine months ending June 30, 2023. This was caused primarily by the change in the Company’s stock price. This loss was partially offset by a reduction in interest expense of $294,989 as a result of lower debt discount amortization included in interest expense in the current quarter. There were also smaller favorable changes in miscellaneous income, extinguishment of debt and extinguishment of derivatives. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Loss

For the nine months ended June 30, 2023, our net loss was $2,957,281 as compared to a net loss of $1,658,199 for the same period in 2022 as a result of the changes discussed above.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2023 of $6,232,956 as compared to a working capital deficit of $4,653,066, as of September 30, 2022. The increase of $1,579,890 in the working capital deficit was the result of an increase in the derivative liability on convertible notes amounting to $468,313, an increase in convertible notes payable of $607,656, an increase in the short term loan from a related party, an increase in accounts payable of $144,663, and an increase in accrued expenses and other current liabilities amounting to $405,752 and increase in current assets of $52,126. This was partially offset by a decrease in amounts due to related parties of $5,000.

For the nine months ended June 30, 2023, our cash flow used by operating activities was $469,786 as compared to cash flow used by operating activities of $705,954 for the nine months ended June 30, 2022. The decrease in cash flow used by operating activities was primarily due to changes in assets and liabilities described above as well as the increase in net loss being primarily the result of non-cash charges recorded in the statement of operations.

Cash flow used by investing activities was $0 during the nine months ended June 30, 2023 or 2022.

Cash flow provided by financing activities was $467,000 for the nine months ended June 30, 2023, as compared to cash provided by financing activities of $615,223 during same period in 2022. The decrease in cash flow provided by financing activities was primarily the result of the mix of funds raised by selling equity and debt instruments and repayment of convertible notes and bridge loans.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of June 30, 2023. Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of June 30.

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

Item 1A. Risk Factors.

Please refer to the risk factors listed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022, for information relating to certain risk factors applicable to NovAccess.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2023, we issued 350,429 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

Effective June 30, 2023, we issued 108,750 unregistered shares of our common stock to Letzhangout, LLC for accounting services provided to NovAccess during the third quarter. Also, effective July 5, 2023, we issued 100,002 shares of our unregistered shares to Darrow Associates for investor relations services provided to NovAccess during the third quarter. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

On June 14, 2023, we issued 141,677 registered shares to a lender as partial payment for $12,000 of the December 2022 Note. The issuance of shares to our lender upon conversion of the December 2022 Note was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended June 30, 2023, NovAccess was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2023.

Item 6. Exhibit and Financial Statement Schedules.

(a) Financial Statement Schedules (see Item 1 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022
(ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2023 and June 30, 2022,
(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Nine Months Ended June 30, 2023 and June 30, 2022,
(iv) the Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended June 30, 2023 and June 30, 2022, and
(v) Related Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: August 11, 2023	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)