Form 10-K
period 2023-09-30
NovAccess Global Inc.
filed 2024-02-09
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 7,537,765 shares of the registrant’s common stock held by non-affiliates of the registrant was $1,319,074 calculated based on the $0.175 closing price on March 31, 2023

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 26,373,572 shares of common stock outstanding on January 31, 2024.

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

In September 2020, we acquired StemVax, LLC (“StemVax”), a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, president of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase IIa application. We plan to submit an IND application in 2024. In October 2022, the U.S. Food and Drug Administration notified us that the FDA had approved the company’s application for orphan drug designation for TLR-AD1, a vaccine immunotherapy for the treatment of aggressive brain cancers, including glioblastoma and other high-grade gliomas. The FDA’s Office of Orphan Products Development grants orphan designation status to investigational drugs and therapies addressing rare medical diseases or conditions that affect fewer than 200,000 people in the United States. Orphan drug designation provides benefits to drug developers which may include assistance in the drug development process, financial incentives to support clinical development, tax credits for clinical costs, exemptions from certain FDA fees and the potential for seven years of post-approval marketing exclusivity.

Our website is www.NovAccessGlobal.com.

Recent Events

On December 29, 2023, NovAccess Global Inc. entered into a securities purchase agreement (the “purchase agreement”) with Sumner Global LLC, an affiliate of Sumner Investment Group Inc. (“Sumner”), pursuant to which Sumner agreed to purchase 33.0 million newly issued shares of our unregistered common stock for $0.11 a share, or $3.63 million in total, and to loan us $7.05 million (collectively, the “transaction”). We expect to use this investment to fund operations and repay debt. Sumner is a global company that has created value across a diverse range of assets focusing on the procurement of products and services for governments and corporations around the world with an emphasis on healthcare, defense and logistics.

Sumner agreed to purchase the shares of common stock on or before January 31, 2023. Sumner agreed to make the loans in two tranches, with $3.05 million on February 15, 2024, and the remaining $4.0 million on March 15, 2024. The loans will be represented by convertible promissory notes that will have a five-year term, bear interest at 10% a year, and be convertible into shares of NovAccess common stock at $0.11 a share.

The transaction is subject to a number of contingencies, including Sumner completing its planned capital raise and there having been no material adverse effect on our business, operations, assets, financial condition or prospects. As a result, we cannot guarantee that the transaction will be completed when we expect, or whether the transaction will close at all.

Pursuant to the purchase agreement, Sumner has the right to appoint up to three new members to our board of directors. The purchase agreement also includes typical representations, warranties and covenants.

As required by the purchase agreement, Irvin Consulting, LLC, a California limited liability company owned by our CEO Dwain K. Irvin, agreed to convert 600 shares of our Series B convertible preferred stock into 6.0 million shares of the company’s unregistered common stock pursuant to the terms of the preferred stock (the “conversion”). The conversion will be effective upon our receipt of the $3.63 million purchase price for the common stock purchased by Sumner. Upon completion of the conversion, we will not have any shares of preferred stock outstanding.

The purchase agreement, including a form of convertible promissory note, is filed as an exhibit to our Current Report on Form 8-K filed January 2, 2024. The description above is qualified in its entirety by reference to the full text of the purchase agreement.

As of the date of this report, the agreement has not been completed but based on assurances from Sumner is expected to close shortly.

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

Business and Operations

Market Drivers for Immunotherapy against Cancer

Glioblastoma is the most common and most malignant primary brain tumor (glioma) and has less than a 15-month median survival period after diagnosis. Despite advances in chemotherapy and radiation therapy there has been no change in survival for glioblastoma patients in over 50 years. As a result, there is significant demand for novel therapies to treat brain tumors. We identify two main drivers to bring immunotherapy to market as quickly as possible: (1) the National Institutes of Health has been promoting the development of novel immunotherapies for cancer for over 10 years; and (2) the biopharmaceutical industry has been promoting the development of novel immunotherapies to treat cancer and bringing novel products to market, including Dendreon’s Provenge drug to treat prostate cancer.

What We Do

NovAccess is a biopharmaceutical company that specializes in the research and development of a new drug to treat brain cancer and other cancers. We perform pre-clinical and clinical trial experiments to bring the drugs to market. We determine if the new drug candidates are safe and effective for human use and to treat brain and other cancers. We seek to develop a new treatment or a cure for brain cancer patients and make these solutions for these patients a sound investment for our shareholders.

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

The validity of this approach is supported by multiple preclinical and clinical studies, including our own, that demonstrate both the importance and feasibility of treating these tumors using a dendritic cell vaccine. We are currently seeking FDA authorization to begin human clinical trials to test whether treating glioblastoma in this manner is safe and elicits antitumor immune responses that can ultimately prolong survival. Our primary goal is to evaluate the safety and efficacy of this therapeutic vaccine for patients with newly diagnosed and recurrent malignant gliomas including glioblastoma. We will also assess immune response metrics, radiographic response data, and survival endpoints to evaluate whether this therapeutic approach warrants further study and progression through human clinical trials.

If the safety and efficacy of our platform technology TRL-AD1 is established during human trials, we intend to file for FDA consideration of “Breakthrough Therapy Designation” for TLR-AD1 and/or similarly expedited approval programs. A successful application for Breakthrough Designation or an equivalent program could significantly accelerate our trial timelines and enhance the probability of TLR-AD1’s approval. While we will continue to align our trials to FDA regulations and expectations, we will monitor regulatory agencies outside of the United States, such as the European Medicines Agency (EMA), for government-sponsored opportunities that may advance the development and approval of a safe and efficacious TLR-AD1. Our ultimate goal is to bring this novel immunotherapy to market globally and address an unmet need for brain tumor patients. Additional technologies that promise to further increase efficacy of the TLR-AD1 platform and other cancer immunotherapies are also in pre-clinical development.

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

The key elements of our approach include:

●

Lead Drug Candidate. We perform pre-clinical R&D to test hypotheses to determine if a lead product is safe and efficacious to treat cancer patients. These experiments include, molecular testing, cell culture testing and animal testing.

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

Customers

At this stage, we do not generate revenue but once we commercialize our products our customers are expected to be cancer patients and/or larger biopharmaceutical companies that we license our products through in order to complete human clinical trial testing and/or to commercialize our products. Because there is currently no immunotherapy to treat brain tumors on the market and survival rates for glioblastoma patients have not improved through standard operational procedures, including chemotherapy and radiation therapy, we anticipate a significant market for our products.

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

Employees and Consultants

Dr. Dwain Irvin is our chief executive officer, Neil J. Laird is our fractional chief financial officer, and Dr. Christopher Wheeler is president of StemVax. We also rely on qualified consultants to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we plan to add staff and executive officers to respond to and assist with operations. We consider relations with our full and part-time employees and consultants to be good. To conserve cash, we have relied on equity grants to attract and retain key personnel and service providers.

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

Risks Related to our Business and Operations

We do not have the funds needed to continue operations or repay our past due debt.

We have outstanding debt of approximately $2.2 million, some of which is in default and past due, and we do not have the funds to repay our debt. Although we have obtained extensions for the repayment of most of our obligations to February 29, 2024, if the pending financing transaction with Sumner Global does not close before then, we will be unable to make the required payments and will be in default of most of our loans. Many of these loans are convertible into shares of our common stock at a discount to the market price, which could cause significant dilution. In addition, we currently have no funds for operations. If we do not obtain additional capital, we will be forced to cease operations and will be unable to develop our brain tumor treatment, pay our employees and consultants, or make the filings required for our shares to continue trading on the OTCQB.

We will need to raise substantial funds, on an ongoing basis, for general corporate purposes and operations, including our clinical trials.

We will need substantial additional funding, on an ongoing basis, in order to continue execution of our clinical trials, to move our product candidates towards commercialization, to continue prosecution and maintenance of our patent portfolio, to continue development and optimization of our manufacturing and distribution arrangements, and for other corporate purposes. Although we have entered into an agreement with Sumner Global to fund our immediate needs, we cannot guarantee that the Sumner transaction will close in time to allow us to continue operating. Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants, anti-dilution rights, the provision of collateral, or other incentives. Any financing will involve issuance of equity and/or debt, and these issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any financing or that the terms will be acceptable. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease some or all of our operations at any time.

TLR-AD1 is our only technology in clinical development.

Unlike many pharmaceutical companies that have a number of products in development, and which utilize many different technologies, we are currently dependent on the success of our TLR-AD1 platform technology. While the TLR-AD1 technology has a wide scope of potential use and is embodied in several different product lines for different clinical situations, if the core TLR-AD1 technology is not effective or is toxic or is not commercially viable, our business could fail. Other technologies that could potentially provide alternative support for us are in pre-clinical development.

We are likely to continue to incur substantial losses and may never achieve profitability.

We have a history of losses, and if we are not successful in commercializing our products, we may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our September 30, 2023 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our management and our independent auditors have previously identified certain internal control deficiencies which were considered by our management and our independent auditor to be material weaknesses.

In connection with the preparation of our financial statements for the year ended September 30, 2022, our management and our independent auditor identified a certain internal control deficiency that, in the aggregate, represented material weaknesses. This was remediated in the year ended September 30, 2023. Although we did not identify any material weaknesses as of September 30, 2023. if we do not successfully maintain a strong controlled environment this could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock.

As a company with a novel technology and unproven business strategy, an evaluation of our business and prospects is difficult.

We are still in the process of developing our product candidates through clinical trials and pre-clinical development. Our platform technology is novel and involves mobilizing the immune system to fight a patient’s cancer. Immune therapies have been pursued by many parties for decades and have experienced many failures. In addition, our technology involves personalized treatment products, a new approach to medical products that involves new product economics and business strategies, which have not yet been shown to be commercially feasible or successful. We have not yet gone through the scale-up of our operations to commercial scale. The novelty of our technology, product economics, and business strategy, and the limited scale of our operations to date, makes it difficult to assess our prospects for generating revenues commercially in the future.

We will need to expand our management and technical personnel as our operations progress, and we may not be able to recruit such additional personnel and/or retain existing personnel.

As of September 30, 2023, we had only one full-time employee, our CEO. Other personnel are retained on a consulting or contractor basis. We are a small company with limited resources, our business prospects are uncertain and our stock price is volatile. For some or all of such reasons, we may not be able to recruit all the management, technical and other personnel we need, and/or we may not be able to retain our existing personnel. In that event, we may have to continue our operations with a small team of personnel, and our business and financial results may suffer.

We will rely on third-party contract manufacturers and may be at risk for issues with manufacturing agreements, capacity limitations, supply disruptions, or issues with product equivalency.

We will rely upon specialized contract manufacturers, operating in specialized GMP (clean room) manufacturing facilities, to produce our vaccine products. We will need to enter into new contractual agreements for manufacturing our vaccine, and may encounter difficulties obtaining these agreements, or the terms of such agreements may not be favorable. In addition, after these contracts are in place, the third-party contractors may have capacity limitations and/or supply disruptions, and as a client we may not be able to prevent such limitations or disruptions, and not be able to control or mitigate the impact on our programs. In an attempt to mitigate manufacturing risks, we have engaged a well-established global clinical manufacturing organization (CMO) experienced in both dendritic cell immunotherapy manufacturing and historic collaborations on TLR-AD1 precursor therapies at Cedars-Sinai. This, however, does not completely eliminate potential manufacturing risks, as outlined below.

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

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Over the course of several decades, there have been many different immune therapy product designs and many product failures and company failures. While at least 35 immune checkpoint inhibitors have been approved for cancer by FDA, these carry serious potential side effects relative to personalized immunotherapies, and for unknown reasons have been ineffective in Glioblastoma. To our knowledge, to date very few personalized active immune therapies have been approved by the FDA, including one dendritic cell therapy and our CAR-T cell therapies. The human immune system is complex, with many diverse elements, and the state of scientific understanding of the immune system is still limited. Some immune therapies previously developed by other parties showed surprising and unexpected toxicity in clinical trials. Other immune therapies developed by other parties delivered promising results in early clinical trials, but failed in later stage clinical trials. Although we believe the results from our animal studies of TLR-AD1 for newly diagnosed glioblastoma were quite positive, those results may not be achieved in our later stage clinical trials.

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

If our TLR-AD1 product obtains regulatory approval, commercialization will be difficult and may not be feasible unless we obtain coverage by health insurance and/or national health systems for reimbursement of our product price. Obtaining coverage by health insurance and/or national health systems will be difficult, and we do not have experience with this process. Our TLR-AD1 product is a fully personalized, individual product and, as a result, is expected to be expensive. In addition, our TLR-AD1 product involves a cost structure (with much of the costs upfront, in connection with the manufacturing of the personalized TLR-AD1 product for a patient) that is different than traditional drugs and may require different reimbursement arrangements. These factors may make our negotiations for reimbursement more difficult. We may not be successful in negotiating or obtaining reimbursement or obtaining it on acceptable or viable terms.

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

The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a marketing or sales force and have no experience in marketing or sales of products like our lead product, TLR-AD1 for glioblastoma, or our additional products. To fully commercialize our product candidates, we will need to recruit and train marketing staff and a sales force with technical expertise and ability to manage the distribution of our TLR-AD1 for glioblastoma. As an alternative, we could seek assistance from a corporate partner or a third-party services firm with a large distribution system and a large direct sales force. However, since our TLR-AD1 products are living cell, immune therapy products, and these are a fundamentally new and different type of product than are on the market today, we would still have to train our partner’s or such services firm’s personnel about our products and would have to make changes in their distribution processes and systems to handle our products. We may be unable to recruit and train effective sales and marketing forces or our own, or of a partner or a services firm, and/or doing so may be more costly and difficult than anticipated. These factors may result in significant difficulties in commercializing our product candidates, and we may be unable to generate significant revenues.

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

Our business could be adversely affected by new legislation or product-related issues.

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

We may not maintain the benefits associated with orphan drug status, including market exclusivity.

While we have been granted orphan drug status like the two previous generations of our dendritic cell-based immunotherapy, there is no guarantee that we will maintain orphan drug status for TLR-AD1, our lead product, for glioblastoma. As a result, we may not receive the benefits associated with orphan drug designation (including the benefit providing for market exclusivity for a number of years). This may result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the U.S. for seven years.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have not conducted a comprehensive freedom-to-operate review to determine whether our proposed business activities or use of certain of the technology covered by patent rights licensed by us would infringe patents issued to third parties.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Risks Related to Our Company and Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes and upon the exercise of warrants, conversion of convertible debt, or conversion of preferred stock.

In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes. In addition, as of September 30, 2023, we have outstanding debt that could presently or upon default be converted into approximately 177 million shares of our common stock, preferred shares convertible into 6.0 million shares of our stock, stock options exercisable for up to 5.5 million shares of our stock and warrants exercisable for up to 8.25 million shares of our stock. In addition, we have issued 2.1 million shares of our common stock to one of our lenders for loan commitment fees and guaranteed that the lender will be able to sell the shares for at least $1.25 million; if the lender sells the shares for less, we must issue the lender additional shares or make a cash payment to make them whole. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares. In addition, just the potential for the issuance of a significant amount of our common stock pursuant to the warrants, convertible notes and preferred shares could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also hinder our ability to raise additional equity capital at a time and price that we deem reasonable or appropriate.

Our CEO currently has the ability to determine the election of our directors and the outcome of matters submitted to our shareholders.

As of September 30, 2023, our chief executive officer Dwain K. Irvin controls common and preferred shares that give him the right to cast 56.4% of the vote on all matters submitted to our shareholders, including the election of directors. As a result, Dr. Irvin has the ability to determine the outcome of issues submitted to our shareholders. Although our directors and executive officers, including Dr. Irvin, have a fiduciary obligation to the company’s shareholders, their interests may not always coincide with our interests or the interests of other shareholders. As a consequence, it may be difficult for the other shareholders to remove our board members. Dr. Irvin’s voting control could also deter unsolicited takeovers, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

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

We have nearly 1.9 billion shares of authorized but unissued common stock. Our authorized but unissued shares of common stock are available for future issuance without shareholder approval. These additional shares may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans. The existence of authorized but unissued and unreserved common stock could make it more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our stock has fluctuated greatly. As of the date of this filing, the market price of our common stock is less than $5.00 per share, and therefore is a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our stock and may result in decreased liquidity for our stock and increased transaction costs for sales and purchases of our stock as compared to other securities.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs and may drain our resources and distract our management.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	If we are unable to successfully complete clinical trials or obtain regulatory approval for our novel cancer treatment, we will have no source of revenue.

●	We have incurred significant net losses from operations and have defaulted on our debt, and must raise additional capital to fund our operations, commercialize our products, and repay our debt.

●	We have been unable to obtain any significant sources of funding other than Sumner Global, and if the Sumner transaction does not close we will be unable to pay our debts or continue our operations.

●

We have limited management resources and only one full time employee whom we are dependent upon for our success, and the loss of any member of our management team would negatively impact our operations.

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

Item 1C. Cybersecurity.

Not applicable to fiscal years ending on September 30, 2023.

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

	Closing Price
Quarter Ended	High	Low
December 31, 2021	0.74	0.27
March 31, 2022	0.53	0.28
June 30, 2022	0.48	0.10
September 30, 2022	0.30	0.12
December 31, 2022	0.31	0.12
March 31, 2023	0.25	0.14
June 30, 2023	0.20	0.11
September 30, 2023	0.12	0.07

We had 354 shareholders of record of our common stock on December 31, 2023. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Common Stock

During the quarter ended September 30, 2023, we issued 208,752 unregistered shares of our common stock for compensatory purposes. Effective September 27, 2023, we issued 108,750 unregistered shares of our common stock to Letzhangout LLC. for accounting services provided to NovAccess, and 100,002 unregistered shares to Darrow Associates for investor relations services provided to NovAccess. The issuance of shares to our service providers is exempt from registration under Section 4(a)(2) of the Securities Act.

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

Organization

NovAccess Global Inc. is a Colorado corporation that was formerly known as XsunX, Inc. and Sun River Mining Inc.

Business Plan

In 2020, we transitioned our operations from solar contracting operations to the commercialization of developmental healthcare solutions in the biotechnology, medical, and health and wellness markets. On June 2, 2020, we entered into a membership interest purchase agreement with Innovest Global, Inc. to acquire StemVax LLC (“Stemvax”) for 7.5 million shares of our unregistered common stock. The acquisition was completed on September 8, 2020.

StemVax, is a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, President of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase II application. We are currently executing on their recommendations and plan to submit an IND application in 2024. In August 2022, we filed an application with the U.S. Food and Drug Administration for orphan drug designation (“ODD”) for TLR-AD1, which was granted in October 2022. Receiving ODD status represents a milestone in the development of TLR-AD1 and provides us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among other benefits.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guarantee that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of biotechnology companies.

Results of Operations for the Fiscal Year Ended September 30, 2023, Compared to Fiscal Year Ended September 30, 2022

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the fiscal years ended September 30, 2023, and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased by $1,130,865 during fiscal 2023 to $2,312,399 as compared to $1,181,534 for fiscal 2022. The increase in SG&A expenses was related primarily due to the Company recognizing $563,315 in stock compensation expense and $563,998 in warrant expense in fiscal 2023 compared to $0 recognized in fiscal 2022. The stock compensation expense resulted from the issuance of stock options to Board Members, employees and other service providers as compensation for their services during 2023. The warrant expense was the result of issuing warrants in return for the extension of the due dates on certain loans. All other expenses were at similar levels between the two years and resulted in a net increase of $3,552.

Research and development Expenses

Research and development expenses decreased by $31,753 for fiscal 2023 to $154,362 as compared to $186,115 for fiscal 2022 because of the timing of research and development activities in relation to our IND application to the FDA.

Other Income/(Expenses)

Other expenses increased by $1,909,875 to $2,258,185 for fiscal 2023 from other expenses of $348,310 for fiscal 2022. The change was primarily due to an increase in the loss on derivative liabilities of $3,331,084 from a gain in fiscal 2022 of $2,084,242 to a loss of $1,246,842 in fiscal 2023. This change was the result of additional convertible debt entered into during the year as well as the overall decline in the stock price and increase in volatility. This increased loss was partially offset by a decrease in interest expense of $471,065 because of lower debt amortization costs, a decrease in an expense of $879,500 relating to the price guarantee on shares issued as a commitment fee to one of our note holders, a decrease in the loss on the extinguishment of debt of $54,813 as well as miscellaneous income in 2023 of $56,082 relating to ERC tax credits received in fiscal 2023.

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

Net Loss

For fiscal year 2023, our net loss was $4,724,946 as compared to a net loss of $1,715,959 for fiscal 2022. The increase in net loss of $3,008,987 was due to the increase in SG&A and Other Expenses described above.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2023, of $7,798,484, as compared to a working capital deficit of $4,653,066, as of September 30, 2022. The increase of $3,145,418 in working capital deficit was the result of an increase in the derivative liability on convertible notes amounting to $1,542,370 and an increase in convertible notes payable amounting to $899,753 as we took on more debt to fund our operations. There were also increases in accrued expenses and other liabilities of $496,006 and in accounts payable of $139,004 because of the deferral of payments to some service providers and our CEO. Cash and prepaid expenses reduced by $62,653.

For fiscal 2023, our cash flow used by operating activities was $624,636, as compared to cash flow used by operating activities of $903,489 for fiscal 2022. The decrease of $278,853 in cash flow used by operating activities was primarily due to lower cash expenses because of the funding situation.

Cash flow used by investing activities was $0 in fiscal 2023 and 2022.

Cash flow provided by financing activities was $581,800 for fiscal 2023, as compared to cash provided by financing activities of $787,072 during fiscal 2022. The decrease in cash flow provided by financing activities reflects the difficulty in raising additional capital.

The Company will need to raise additional funds to finance its ongoing operations, complete its IND application to the FDA and to make payments under its loan agreements. We expect this will require at least $5.0 million through December 31, 2024. We plan to raise this capital through the issuance of additional common stock as well as obtaining additional debt as needed.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed with this Form 10-K beginning at page F-1:

Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm (PCAOB ID 2738)

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2023 and 2022

Consolidated Statements of Operations for the fiscal years ended September 30, 2023 and 2022

Consolidated Statements of Shareholders’ Deficit for the fiscal years ended September 30, 2023 and 2022

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023 and 2022

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NovAccess Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NovAccess Global Inc. (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations, shareholders”’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses and limited cash flows, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 2 and Notes 4-7, the Company borrows funds through the use of convertible note payable that contain a conversion price that may be fixed or a percentage of the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgement and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contact and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

The Woodlands, TX

February 9, 2024

NOVACCESS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022

ASSETS

CURRENT ASSETS
Cash	$21,415	$64,251
Prepaid expenses	40,833	60,650

TOTAL ASSETS	$62,248	$124,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$514,686	$375,682
Accrued expenses and other current liabilities	1,982,567	1,486,561
Derivative and warrant liabilities	2,982,382	1,440,012
Due to related parties	181,217	186,217
Short term loan, related party	21,000	12,500
Convertible promissory notes, net of debt discount and debt issuance costs of $0 and $340,503 respectively. Some are in default (see Note 15)	2,166,380	1,266,627
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $2,132 respectively	12,500	10,368
Total Current Liabilities	7,860,732	4,777,967

TOTAL LIABILITIES	7,860,732	4,777,967

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized and 600 shares issued and outstanding	$6	6
Common stock, no par value; 2,000,000,000 authorized common shares 21,744,209 and 18,669,507 shares issued and outstanding, respectively	43,683,197	43,225,982
Additional paid in capital	5,335,398	5,340,398
Paid in capital, common stock warrants	5,338,273	4,210,960
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(66,902,466)	(62,177,520)

TOTAL SHAREHOLDERS' DEFICIT	(7,798,484)	(4,653,066)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$62,248	$124,901

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Years Ended
	September 30, 2023	September 30, 2022

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development expenses	154,362	186,115
Selling, general and administrative expenses	2,312,399	1,181,534

TOTAL OPERATING EXPENSES	2,466,761	1,367,649

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(2,466,761)	(1,367,649)

OTHER INCOME/(EXPENSES)
Miscellaneous income	56,082	-
Extinguishment of derivative liability	237,465	277,716
Extinguishment of debt	-	(54,813)
(Loss) Gain on change in derivative liability	(1,246,842)	2,084,242
Commitment Fee Guarantee	(81,500)	(961,000)
Interest expense	(1,223,390)	(1,694,455)

TOTAL OTHER INCOME/(EXPENSES)	(2,258,185)	(348,310)

NET LOSS	$(4,724,946)	$(1,715,959)

DIVIDEND WARRANT PROTECTION RESERVE	$(44,241)	$-

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(4,769,187)	$(1,715,959)

BASIC LOSS PER SHARE	$(0.23)	$(0.10)

DILUTED LOSS PER SHARE	$(0.23)	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	20,828,079	16,525,643
DILUTED	20,828,079	16,525,643

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total

Balance at October 1, 2021	25,000	$250	14,404,030	$41,882,535	$5,351,398	$4,210,960	$5,088,324	$(60,461,561)	$(3,928,094)

Preferred stock redemption	(24,400)	(244)	1,502,670	$525,934	-	-	(341,216)	-	184,474
Common Stock issued for services	-	-	546,807	171,625	(16,000)	-	-	-	155,625
Common Stock issued, subscriptions	-	-	791,000	170,200	-	-	-	-	170,200
Common Stock issuable subscription	-	-	-	-	5,000	-	-	-	5,000
Stock issued as commitment fee on promissory note payable	-	-	1,175,000	370,875	-	-	-	-	370,875
Common Stock issued as repayment of loans	-	-	250,000	104,813	-	-	-	-	104,813
Net Loss	-	-	-	-	-	-	-	(1,715,959)	(1,715,959)
Balance at September 30, 2022	600	6	18,669,507	$43,225,982	$5,340,398	$4,210,960	4,747,108	$(62,177,520)	$(4,653,066)

Common Stock issued for services	-	-	1,908,025	307,715		-	-	-	307,715
Common Stock issued, subscriptions	-	-	525,000	55,000	(5,000)	-	-	-	50,000
Stock issued as commitment fee on promissory note extension	-	-	500,000	82,500	-	-	-	-	82,500
Common Stock issued as repayment of loan	-	-	141,677	12,000	-	-	-	-	12,000
Stock Compensation - Options	-	-	-	-	-	563,315	-	-	563,315
Warrant expense	-	-	-	-	-	563,998	-	-	563,998
Net Loss								(4,724,946)	(4,724,946)
Balance at September 30, 2023	600	6	21,744,209	43,683,197	5,335,398	5,338,273	4,747,108	(66,902,466)	(7,798,484)

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Years Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,724,946)	$(1,715,959)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	918,578	1,534,932
Loss (Gain) on change in derivative liability	1,246,842	(2,084,242)
(Gain) on settlement of derivative liability	(237,465)	(277,716)
Extinguishment of debt	-	54,813
Stock issued and issuable for services	307,715	155,625
Stock based compensation	563,315	-
Warrants issued for loan extension	563,998	-
Fair value of commitment shares issued for loans	82,500	370,875
Changes in Assets and Liabilities:
Prepaid expenses	19,817	(33,184)
Accounts payable	139,004	186,565
Accrued expenses and other current liabilities	496,006	904,802
NET CASH USED IN OPERATING ACTIVITIES	(624,636)	(903,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	50,000	175,200
Payments to related party for redemption of preferred stock	(5,000)	(150,000)
Proceeds from promissory notes	693,550	1,312,500
Payments on convertible promissory notes	(165,250)	(644,250)
Proceeds from bridge loans payable - related parties	8,500	100,000
Payment on the bridge loans payable – related parties	-	(6,378)
NET CASH PROVIDED BY FINANCING ACTIVITIES	581,800	787,072

NET INCREASE (DECREASE) IN CASH	(42,836)	(116,417)

CASH, BEGINNING OF PERIOD	64,251	180,668

CASH, END OF PERIOD	$21,415	$64,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$97,928	$107,574
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Net impact of preferred stock redemption transaction	$-	$184,474
Common stock issued as commitment fee on promissory note	$82,500	$370,875
Issuance of common stock upon conversion of debt and accrued interest	$12,000	$104,813

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

1. ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global, Inc. (“NovAccess,” the “Company” or the “issuer”) is a Colorado corporation formerly known as Sun River Mining Inc., “Sun River” and XsunX, Inc., “XsunX”). The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax, in September 2020, we exited the solar business and focused all our efforts on our biopharmaceutical business.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders and lenders since its inception through the year ended September 30, 2023. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

SEPTEMBER 30, 2023 AND 2022

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

	For the Years Ended
	September 30,
	2023	2022

Gain (Loss) to common shareholders (Numerator)	$(4,724,946)	$(1,715,959)

Basic weighted average number of common shares outstanding (Denominator)	20,828,079	16,525,643

Diluted weighted average number of common shares outstanding (Denominator)	20,828,079	16,525,643

Diluted weighted average number of shares for the fiscal years ended September 30, 2023, and 2022 is the same as basic weighted average number of shares because the Company had net losses for fiscal years 2023 and 2022.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of September 30, 2023, and 2022. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2023 and 2022:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:
Derivative Liability at fair value as of September 30, 2022	$1,207,403	$-	$-	$1,207,403
Derivative Liability warrants at fair value as of September 30, 2022	$232,609	$-	$-	$232,609
Total Derivative Liability as of September 30, 2022	$1,440,012	$-	$-	$1,440,012
Derivative Liability at fair value as of September 30, 2023	2,253,391	$-	$-	$2,253,391
Derivative Liability warrants at fair value as of September 30, 2023	$728,991	$-	$-	$728,991
Total Derivative Liability as of September 30, 2023	$2,982,382	$-	$-	$2,982,382

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2021	$2,553,979	$372,643	$2,926,622
Fiscal year 2022 initial derivative liabilities	593,297	282,051	875,348
Net Gain on change in fair value	(1,662,156)	(422,086)	(2,084,242)
Extinguishment of derivative	(277,716)	-	(277,716)
Ending balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Fiscal year 2023 initial derivative liabilities	480,958	332,753	813,711
Net Loss on change in fair value	802,495	163,629	966,124
Extinguishment of derivative	(237,465)	-	(237,465)
Ending balance as of September 30, 2023	2,253,391	728,991	2,982,382

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We do not expect the adoption of this ASU to have a significant impact on our financial statements.

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

On September 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is evaluating the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s consolidated financial statements.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for our fiscal year ending on September 30, 2024. Incident disclosure requirements in Form 8-K will be effective for us on March 15, 2024. The Company is still evaluating any impact on the Company’s consolidated financial statement disclosures from the adoption of this final rule.

In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-06, which incorporates 14 of the 27 disclosures referred to by the SEC in their SEC Release No. 33-10532, Disclosure Update and Simplification, issued on August 17, 2018. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The amendments in this ASU should be applied prospectively. For public business entities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

As of September 30, 2023, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

3. CAPITAL STOCK (Continued)

Preferred Stock

As of September 30, 2023, the Company had 600 shares of issued and outstanding Series B Preferred. On March 14, 2022, the Company redeemed 24,400 shares of the 25,000 Series B Convertible Preferred Stock held by TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin. At the time, Mr. Martin was our Chief Executive Officer and sole Board Member. Irvin Consulting LLC, a company owned by Dwain Irvin, the current CEO of the Company, purchased the remaining 600 shares (please refer to Note 12 for more details).

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

Common Stock

During the year ended September 30, 2023, the Company issued 3,074,702 shares of common stock. For an expense of $307,715 based on the closing market value on grant date, 1,908,025 shares were issued to various vendors for services provided; 525,000 shares were issued in relation to stock subscriptions for net proceeds of $50,000; 500,000 shares were issued as a commitment fee on a promissory note payable amounting to $82,500; and 141,677 shares were issued on the partial conversion of a promissory note for $12,000. 435,000 of the shares issued to vendors for services were to a related party.

During the year ended September 30, 2022, the Company issued 4,265,477 shares of common stock. 1,502,670 shares were issued to TN3 as part of the transaction to redeem 24,400 shares of Series B Preferred Stock; For an expense of $155,625 based on the closing market value on grant date, 546,807 shares were issued to various vendors for services provided; 791,000 shares were issued in relation to stock subscriptions for net proceeds of $170,200; 1,175,000 shares were issued as a commitment fee on a promissory note payable amounting to $370,875; 250,000 shares were issued as repayment of bridge loans for $104,813.

4. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as of September 30, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as of September 30, 2023	Derivative balance as of September 30, 2023

2013 Note	12,000	-	12,000	-
2014 Note	50,880	-	50,880	217,377
2017 Note	115,000	-	115,000	458,144
August 2021 Note	-	-	-	-
February 2022 Note	250,000	-	250,000	174,931
May 2022 Note	1,000,000	-	1,000,000	724,132
August 2022 Note	100,000	-	100,000	17,940
February 2023 Note	265,000	-	265,000	183,510
April 11, 2023 Note	79,250	-	79,250	109,653
April 24, 2023 Note	54,250	-	54,250	75,255
June 20, 2023 Note	75,000	-	75,000	50,852
June 26, 2023 Note	55,000	-	55,000	78,086
August 16, 2023 Note	55,000	-	55,000	81,043
August 17, 2023 Note	55,000	-	55,000	80,224
Sub-total	2,166,380	-	2,166,380	2,251,147

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2013 Note

On October 1, 2013, the Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of September 30, 2023, the outstanding principal balance was $12,000 and accrued interest was $1,200. This loan is in default.

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015, through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. As of September 30, 2023, the outstanding principal balance was $50,880 and accrued interest was $36,703.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of September 30, 2023, the outstanding principal balance was $115,000 and accrued interest was $69,587.

May 2021 Note

On May 28, 2021, the Company issued a 12% unsecured convertible promissory note (the “May 2021 Note”) for the principal sum of $55,500 plus accrued interest. The May 2021 Note was to mature on May 28, 2022. The Note was convertible after November 23, 2021, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest traded price of common stock recorded during the fifteen (15) trading days prior to conversion. On October 5, 2021, the Company paid the balance of this note to the lender. As of September 30, 2023, the balance of the May 2021 Note was $0.

July 2021 Note

On July 6, 2021, the Company issued a 12% unsecured convertible promissory note (the “July 2021 Note”) for the principal sum of $38,750 plus accrued interest with a maturity date of July 6, 2022. The July 2021 Note was convertible after January 1, 2022, by the lender into shares of common stock of the Company at sixty-one percent (61%) of the lowest trade price of common stock recorded during the fifteen (15) trading days prior to conversion. On December 30, 2021, the Company paid the balance of this note to the lender. As of September 30, 2023, the balance of the July 2021 Note was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022, in connection with the issuance of the May 2022 Note described below. As of September 30, 2023, the balance on the August 2021 Note was $0.

In connection with the February 2023 Letter Agreement (described below) the warrants issued in connection with this note were repriced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision of $44,241.

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. In July 2022, the Company extended the term of the February 2022 note for another six months until February 15, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50. The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on September 30, 2023, was $0. As of September 30, 2023, the principal balance outstanding was $250,000 and accrued interest was $18,750.

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

On June 8, 2023, the Company entered into a further letter agreement which extended the due date of the note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01. The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 were recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2023, was $0. As of September 30, 2023, the principal balance outstanding was $1,000,000 and accrued interest was $112,500.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

On February 9, 2023, the Company entered into a letter agreement in connection with the May 2022 Note deferring all interest payments from January 1, 2023, until May 9, 2023.

On June 8, 2023, the Company entered into a further letter agreement which extended the due date of the of the note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024.

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matured on August 8, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2023, was $0. As of September 30, 2023, the balance outstanding was $100,000 and accrued interest was $13,970.

On August 3, 2023, the Company and the holder signed an agreement extending the loan until November 8, 2023, with an interest rate of 14% commencing on August 9, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024 in return for an additional fee of $5,000.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note matured on September 22, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 and prepayment penalty of $20,594 on March 12, 2023. As of September 30, 2023, the balance outstanding was $0.

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note matured on November 1, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $2,109 and prepayment penalty of $14,277 on April 24, 2023. As of September 30, 2023, the balance outstanding was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note matured on December 7, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. On June 13, 2023, the lender converted $12,000 of the amount due into 141,677 shares of the Company and on June 20, 2023, the Company repaid the balance of the loan together with $2,260 in interest and $11,315 in prepayment penalty. As of September 30, 2023, the balance outstanding was $0.

February 2023 Letter Agreement

On February 9, 2023, the Company entered into a letter agreement, whereby the Company borrowed an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan was due on May 9, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the loan. Pursuant to this agreement, the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock (the “commitment fee shares”) which were valued at $82,500 based on the share price on the date of the agreement. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the unamortized debt discount balance was $0, the principal balance outstanding was $265,000 and accrued interest was $16,931.

Also, as part of this agreement the lender extended the term of February 2022 note to May 9, 2023, and deferred payment of all interest due on both the February 2022 note and May 2022 note until May 9, 2023. In addition, the Company issued 1,000,000 warrants to purchase common stock at a price of $0.20 per share and repriced the warrants issued in connection with the August 2021 Note and February 2022 Note to $0.20 per share. Since the consideration was for the modifications and not the additional loan, the expense was recorded immediately.

On June 8, 2023, the company entered into a letter agreement which extended the due date of the note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024.

April 11, 2023, Note

On April 11, 2023, the Company issued a convertible promissory note for the principal sum of $79,250 plus accrued interest (the “April 11, 2023, Note”). The loan bears interest at 8% a year. The note matures on April 11, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $75,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining debt discount and debt issuance cost balance was expensed since the loan is in default. On January 16, 2024 the Company received a Default notice on this note as discussed in Note 15 Subsequent Events.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

April 24, 2023, Note

On April 24, 2023, the Company issued a convertible promissory note in the original principal amount of $54,250 plus accrued interest (the “April 24, 2023, Note”). The loan bears interest at 8% a year. Then note matures on April 24, 2024. In case of default in repayment of the outstanding amount on the due date the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance costs was expensed since the loan is in default. On January 16, 2024, the Company received a Default notice on this note, as discussed in Note 15 Subsequent Events.

June 19, 2023, Letter Agreement

On June 19, 2023, the Company entered into a letter agreement whereby it borrowed a further $75,000 which was added to the May 2022 Note. This loan bears interest at 15% a year and matured on July 16, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the $75,000 loan. In connection with this loan the Company issued 750,000 warrants at an exercise price of $0.0001 per share. The initial recognition of the derivative liability was $75,000 which was amortized over the initial life of the loan. As of September 30, 2023, the principal balance outstanding was $75,000 and accrued interest was $3,125.

On August 8, 2023, the Company entered into a letter agreement extending the due date of the loan until August 31, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024.

June 20, 2023, Note

On June 20, 2023, The Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “June 20, 2023, Note”). The loan bears interest at 8% a year and matures on June 20, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $17,937 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023 the remaining balance in debt discount and debt issuance cost expensed since the loan is in default. On January 16, 2024, the Company received a Default notice on this note, as discussed in Note 15 Subsequent Events.

August 16, 2023, Note

On August 16, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 16, 2023, Note”). The note bears interest at 8% a year and matures on August 16, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $52,800 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $2,200 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance is debt discount and debt issuance cost was expensed since the loan is in default. On February 1, 2024, the Company received a Default notice on this note, as discussed in Note 15 Subsequent Events.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

August 17, 2023, Note

On August 17, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 17, 2023, Note”). The note bears interest at 8% a year and matures on August 17, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $50,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan is in default. On January 16, 2024, the Company received a Default notice on this note, as discussed in Note 15 Subsequent Events.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The notes have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

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

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.6% and 4.8%
Stock volatility factor	Between 151% and 131%
Years to Maturity	Between 4 months and 9 months
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTE, RELATED PARTY

Convertible Promissory note, related party as of September 30, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as of September 30, 2023	Derivative balance as of September 30, 2023

July 2022 Note	12,500	-	12,500	2,244
Total	12,500	-	12,500	2,244

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

5. CONVERTIBLE PROMISSORY NOTE, RELATED PARTY (Continued)

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to a further extension until August 31, 2023. The holder has the right, until the date of payment in full of all amounts outstanding, to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2023, was $0. As of September 30, 2023, the balance outstanding net of debt discount was $12,500 and accrued interest was $1,756. On the January 3, 2024, the holder agreed to a further extension until January 31, 2024, an on January 31, 2024, to an extension until February 29, 2024.

6. SHORT TERM LOAN, RELATED PARTY

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with Jason M. Anderson, an independent member of our board of directors, to fund the operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under the loan on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million On November 5, 2022, the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023 and on April 24, 2023, agreed to a further extension until August 31, 2023.

On February 9, 2023, the Company entered into a second interest-free loan agreement with Mr. Anderson amounting to $8,500. The loan does not bear interest (except on default) and was due on the earlier of August 31, 2023, or our receipt of debt or equity financing of at least $3.0 million.

On January 3, 2024, Mr. Anderson agreed to a further extension until January 31, 2024, and on January 31, 2024, agreed to another extension to February 29, 2024.

Imputed interest on these loans is immaterial.

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

On February 16, 2022, for value received in connection with the issuance of the February 2022 Note, the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share and a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share.

Per guidance in ASC 260, the Company determined that the repricing of warrants discussed above, was an exchange of the existing 1,500,000 warrants and the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was a s a deemed dividend. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was calculated as $44,241, using a Black Scholes model based on the following significant inputs: On February 9, 2023: common stock price of $0.165; company volatility of 156%-159%; remaining term 3.2-4.1 years; dividend yield of 0% and risk-free interest rate of 3.81-3.71%.

On May 10, 2022, for value received in connection with the issuance of the May 2022 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share and a five-year exercise period.

On February 9, 2023, for value received in connection with the issuance of the February 2023 Note and extending the payment terms on previously issued notes, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.20 per share and a five-year exercise period. The fair value of the warrant issued in relation to the letter agreement issued on February 2023, was recorded as an expense amounting to $148,500.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

7. WARRANTS (Continued)

In connection with a letter agreement on June 8, 2023, to extend the due date of the February 2022 note, the May 2022 note and the February 2023 letter agreement until June 30, 2023, the Company issued a common stock purchase warrants at $0.20 a share with a five year term. 1,000,000 warrants were issued on June 8, 2023, 500,000 warrants were issued on June 15, 2023 and 500,000 warrants were issued on June 30, 2023. The fair value of the warrant issued in relation to the letter agreement issued on June 2023, was recorded as expense amounting to $238,412.

On June 19, 2023, for value received in connection with the issuance of the June 20, 2023, letter agreement the Company issued a warrant to purchase 750,000 shares of common stock for $0.0001 a share with a five-year term.

On August 9, 2023, in connection with the extension of the due date of the February 2022 loan, the May 2022 loan, the February 2023 letter agreement and the June 2023 letter agreement, the Company issued 2,000,000 common stock warrants at $0.20 per share with a five-year term. The fair value of this warrant was recorded as an expense of $177,086. This agreement also amended the terms of the previous warrant agreements from cash to cashless exercise.

On September 30, 2023 the fair value of the derivative liability of the warrants was $728,991 and was $232,609 as of September 30, 2022.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.6% and 4.8%
Stock volatility factor	Between 151% and 164%
Years to Maturity	4.3 years
Expected dividend yield	None

8. OPTIONS

On June 2, 2020, the Company issued 2,000,000 options, on a post reverse split basis, to purchase common stock to the then directors of the Company as compensation for serving on the board during 2019. These options are exercisable on a cashless basis for a period of ten years from September 30, 2020, at an exercise price of $0.01.

For the purpose of determining the fair market value of the options issued on June 2, 2020, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	0.32%
Stock Volatility Factor	146.0%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

On March 13, 2023, the Company entered into non-qualified stock option agreements and granted vested ten-year options to purchase shares of the Company’s common stock for $0.175 a share, the closing price on the grant date. The Company issued options to purchase a total of 3,542,857 shares as follows: (a) 857,143 to each of the independent directors, (b) 428,571 to the chief financial officer, and 571,429 to the president of our StemVax Therapeutics subsidiary; (c) 57,143 to each of our scientific advisory board members; and (d) the remaining 542,857 to staff members and other service providers. The Options are 100% vested and exercisable on the grant date and will expire on the tenth anniversary of the grant date on March 13, 2033. The stock-based compensation expense of $563,315 relating to the 2023 grants was recorded in the income statement on the grant date as the options are fully vested and exercisable on that date.

For the purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	3.68%
Stock Volatility Factor	146.79%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

8. OPTIONS (Continued)

A summary of the Company’s options activity and related information follows for the period ended September 30, 2023:

	September 30, 2023
		Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	2,000,000	$0.010
Granted	3,542,857	$0.175
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	5,542,857	$0.115

At September 30, 2023, the weighted average remaining contractual life of options outstanding:

	September 30, 2023
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	7.00
$0.175	3,542,857	3,542,857	9.45

9. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Included in the balance at September 30, 2023, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2023, the Company did not recognize interest and penalties.

As of September 30, 2023, the Company had net operating loss carry-forwards of approximately $24,950,000 that may be offset against future taxable income varying from the year 2024 through 2040. No tax benefit has been reported in the September 30, 2023, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carryforwards may be limited as to use in future years.

Net operating losses arising in tax years ending before 2018 are generally limited to a 20-year carryforward period while net operating losses arising in tax years beginning in 2018-2022 may be carried forward indefinitely.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

9. INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended September 30, 2023, and September 30, 2022 due to the following:

	September 30, 2023	September 30, 2022
Book Income	$(962,410)	$(163,760)
Nondeductible Other Expenses	708,725	(127,326)
Deferred Compensation	47,620	30,160
Related party accrual	19,950	690
Valuation Allowance	186,115	260,236
Income Tax Expense	$-	$-

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

Net deferred tax assets consist of the following components as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Deferred tax assets:
NOL Carryover	$5,239,461	$5,055,031
R&D Credit Carryforward	46,147	46,147
Deferred Compensation	120,070	72,446
Related party accruals	40,576	20,626
Deferred tax liabilities
Valuation allowance	(5,446,254)	(5,194,250)
Net deferred tax asset	$-	$-

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Accrued liabilities	300,255	98,621
Provision for guaranteed commitment fees (1)	1,042,500	961,000
Accrued payroll	3,875	4,740
Deferred compensation	571,763	344,983
License Fees Payable	40,402	40,402
Insurance finance liability	23,772	36,815
	$1,982,567	$1,486,561

(1)   Under the terms of the August 2021 Note, the February 2022 Note, the May 2022 Note and the February 2023 Letter Agreement, the Company issued a total of 2,075,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for less than $1,250,000, it may make a one-time claim for each note to be reimbursed for the difference between their proceeds and $1,250,000. The difference between the fair value of the 2,075,000 shares as of September 30, 2023, and the guaranteed ae amount was recorded as a provision for guaranteed commitment fees and included in the table above.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

11. BRIDGE LOAN PAYABLE

Related parties

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $50,000. The notes were payable on demand with a five business day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty.

On March 14, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid on May 11, 2022. The company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as of September 30, 2023.

On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of the bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of September 30, 2023.

Service provider, related party

In December 2021, one of the Company’s service providers advanced funds to the Company for operating expenses in the total amount of $25,000. On February 14, 2022, the Company issued 125,000 shares of its common stock to the service provider in settlement of the note payable. The Company recognized a loss on extinguishment of debt in the amount of $37,500. During the period ended September 30, 2022, the Company recognized and paid interest expense of $226 in relation to this loan. No balance was outstanding on the note payable to our service provider as of September 30, 2023.

The total loss on account of extinguishment of debt on the CFO Note and service provider note amounting to $54,813 was recorded in the 2022 income statement.

12. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2023, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. The expenses incurred by Innovest Global for the year ended September 30, 2023, amounted to $0 and $3,295 for the year ended September 30, 2022. As of September 30, 2023, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the company raises at least $2.5 million of equity capital. As of September 30, 2023, the Company owed TN3 $95,000 of the redemption price.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

13. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party to, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Under the terms of the August 2021 Note, February 2022 Note, May 2022 Note and the February 2023 Letter Agreement, the Company issued a total of 2,075,000 shares of common stock as commitment fees. If the lender is unable to sell the shares for less than $1,250,000, it may make a one-time claim for each note to be reimbursed for the difference between their proceeds and $1,250,000. The difference between the fair value of the 2,0755,000 shares as on September 30, 2023, and the exercise amount of $1,150,000 was recorded as a make-whole provision for commitment fees and included in the accrued expenses.

14. RELATED PARTY TRANSACTIONS

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with Jason M. Anderson, an independent member of our board of directors, to fund the operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under the loan on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million On November 5, 2022, the Board Member signed a waiver and extension agreement changing the due date to April 30, 2023 and on April 24, 2023, agreed to a further extension until August 31, 2023.

On February 9, 2023, the Company entered into a second interest-free loan agreement with Mr. Anderson amounting to $8,500. The loan does not bear interest (except on default) and was due on the earlier of August 31, 2023, or our receipt of debt or equity financing of at least $3.0 million.

On January 3, 2024, the Company and Mr. Anderson entered into a further extension agreement on both loans until January 31, 2024, and on January 31, an extension until February 29, 2024.

On July 28, 2022, the Company issued a convertible promissory note to Letzhangout, LLC, a company that provides accounting consulting services to NovAccess and also employs the chief financial officer, Neil J. Laird. Pursuant to the note, Letzhangout loaned the company $12,500 on July 29, 2022. All amounts outstanding under this agreement were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3 million. In November, 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to a further extension until August 31, 2023. On January 3, 2024, the Company and Letzhangout entered into a further extension until January 31, 2024, and on January 31, 2024, another extension until February 29, 2024. The holder has the right, until the date of payment in full of all amounts outstanding and unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. As of September 30, 2023, the balance of the July 2022 Note was $12,500.

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

Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the company raised at least $2.5 million of equity capital. Pursuant to the redemption agreement, the Company also issued to TN3 1,502,670 shares of unregistered common stock, which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, Mr. Martin resigned from the NovAccess board and was replaced by John A. Cassarini and Dr. Irvin. As of September 30, 2023, the Company owed TN3 $95,000 of the redemption price.

Also, in connection with closing the redemption transaction, on March 14, 2022, the Company entered into a common stock distribution agreement with Innovest Global, Inc. Innovest acquired 7.5 million shares of the common stock when Innovest sold StemVax, LLC to NovAccess in September 2020. Pursuant to the stock distribution agreement, Innovest agreed to distribute its NovAcess common stock to Innovest’s shareholders. Innovest is currently in the process of effectuating the distribution.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

14. RELATED PARTY TRANSACTIONS (Continued)

In December 2021, the Company’s CEO and CFO each advanced funds to the Company for operating expenses in the total amount of $25,000 each. The notes were payable on demand with a five business-day written notice and bore interest at a rate of 10% per annum. The Company could prepay all or any part of the balance owed without penalty. On January 25, 2022, the Company issued 125,000 shares of its common stock in settlement of a bridge loan to the Company’s CFO and recognized a loss on extinguishment of debt in the amount of $17,313. Any potential gain would not have been recognized on extinguishment of this loan due to the nature of the relationship between the parties. The Company recognized and paid interest expense in the amount of $237 to our CFO during the year ended September 30, 2022. No balance is due to our CFO as of September 30, 2022. On March 14, 2022, our CEO purchased 600 shares of Series B Preferred stock and the Company applied $18,616 of the loan balance against this purchase. The remaining balance of $6,384 was paid to our CEO in several payments with the final balance being paid on May 11, 2022. The company recognized and paid interest expense in the amount of $583 to our CEO during the year ended September 30, 2022. No balance is due to our CEO as of September 30, 2023.

On September 4, 2020, the Company entered into a management services agreement with TN3, LLC. Pursuant to the agreement, TN3 provided the Company with office space in Chesterland, Ohio and management, administrative, marketing, bookkeeping and IT services for a fee of $30,000 a month. The initial term of the agreement was three years, with subsequent one-year renewals. We paid TN3 $40,000 under the agreement in fiscal 2022. In connection with the redemption of TN3’s preferred shares, the management services agreement was terminated and outstanding amounts cancelled, and as of September 30, 2023 there were no amounts owed under this agreement.

15. SUBSEQUENT EVENTS

Sumner Global Investment

On December 29, 2023, NovAccess Global Inc. entered into a securities purchase agreement (the “purchase agreement”) with Sumner Global LLC, an affiliate of Sumner Investment Group Inc. (“Sumner”), pursuant to which Sumner agreed to purchase 33.0 million newly issued shares of our unregistered common stock for $0.11 a share, or $3.63 million in total, and to loan us $7.05 million (collectively, the “transaction”). We expect to use this investment to fund operations and repay debt. Sumner is a global company that has created value across a diverse range of assets focusing on the procurement of products and services for governments and corporations around the world with an emphasis on healthcare, defense and logistics.

Sumner agreed to purchase the shares of common stock on or before January 31, 2023. Sumner agreed to make the loans in two tranches, with $3.05 million on February 15, 2024, and the remaining $4.0 million on March 15, 2024. The loans will be represented by convertible promissory notes that will have a five-year term, bear interest at 10% a year, and be convertible into shares of NovAccess common stock at $0.11 a share.

The transaction is subject to a number of contingencies, including Sumner completing its planned capital raise and there having been no material adverse effect on our business, operations, assets, financial condition or prospects. As a result, we cannot guarantee that the transaction will be completed when we expect, or whether the transaction will close at all.

Pursuant to the purchase agreement, Sumner has the right to appoint up to three new members to our board of directors. The purchase agreement also includes typical representations, warranties and covenants.

As required by the purchase agreement, Irvin Consulting, LLC, a California limited liability company owned by our CEO Dwain K. Irvin, agreed to convert 600 shares of our Series B convertible preferred stock into 6.0 million shares of the company’s unregistered common stock pursuant to the terms of the preferred stock (the “conversion”). The conversion will be effective upon our receipt of the $3.63 million purchase price for the common stock purchased by Sumner. Upon completion of the conversion, we will not have any shares of preferred stock outstanding.

The purchase agreement, including a form of convertible promissory note, is filed as an exhibit on Form 8-K. The description above is qualified in its entirety by reference to the full text of the purchase agreement.

As of the date of this report, the agreement has not been completed but based on assurances from Sumner is expected to close shortly.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

15. SUBSEQUENT EVENTS (Continued)

Issuance of Common Shares

On various dates since September 30, 2023, the Holder of the April 11 Note converted $59,500 of the principal balance of $79,250 into shares of common stock leaving a principal of $19,750. The company issued 4,420,611 shares of common stock for these conversions.

The company also issued 208,752 shares of common stock to two service providers.

Bridge Loans

On December 21, 2023, our Chairman, John A. Cassarini loaned NovAccess $10,000 to address short-term cash needs. Neil J. Laird, our chief financial officer, loaned the company $1,000. These loans do not bear interest and do not have a specified due date, but are expected to be paid in full upon completion of the Sumner transaction or other financing.

On January 26, 2024, Jason Anderson loaned the Company $2,000 to address short-term cash needs. The loan is non-interest bearing and has the same terms as Mr. Anderson’s loans discussed above.

Loan for Audit Fee

On December 29, 2023, the Company entered into a letter agreement (the “letter agreement”) with AJB Capital Investments, LLC (“AJB”). On February 15, 2022, we issued a promissory note to AJB. Pursuant to the December 29, 2023 letter agreement, AJB agreed to loan us an additional $29,444, which will be added to the principal of the February 2022 note. This $29,444 loan has an original interest discount of 10% and bears interest at 10% per annum. AJB funded $9,000 of the loan to pay our auditors to commence work on the 2023 audit. The remaining balance will be funded upon the mutual agreement of AJB and the company.

The Company has previously issued AJB nine separate warrants to purchase a total of 8,250,000 shares of our common stock in connection with loans provided by AJB and extensions of those loans. These warrants would have expired on various dates ranging from August 20, 2026, to August 9, 2028. Pursuant to the letter agreement, in consideration of the new loan, we agreed to extend the expiration date of these warrants by two years.

Default Notices

The Company previously issued to 1800 Diagonal Lending LLC four convertible promissory notes on April 11, April 28, June 20, and August 17, 2023 (collectively, the “Notes”). Pursuant to the Notes, 1800 Diagonal loaned NovAccess $243,770 in the aggregate. Each of the Notes has a provision that requires us to make all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. We are late in filing the company’s annual report for fiscal 2023 and are in default of this provision of the Notes. The Notes provide that if there is a default, 1800 Diagonal may accelerate the due date of the loans and require immediate payment of amounts outstanding under the Notes, multiplied by 150% as a penalty. On January 16, 2024, 1800 Diagonal notified us of the default and demanded payment in full of the Notes.

The Company previously issued a convertible promissory note to 13 Paul Lending LLC on August 16, 2023. Pursuant to the note, 13 Paul Lending loaned NovAccess $55,000. The note has a provision that requires us to make all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. We are late in filing the company’s annual report for fiscal 2023 and are in default of this provision of the note. The note provides that if there is a default, 13 Paul Lending may accelerate the due date of the loan and require immediate payment of amounts outstanding under the note, multiplied by 150% as a penalty. On February 1, 2024, 13 Paul Lending notified us of the default and demanded payment of the note in full.

The estimated amount due including penalties and interest is $385,000. We do not have the funds required to repay the notes. If we do not make the payment, 1800 Diagonal and 13 Paul Lending will have the right to convert the amounts outstanding into shares of our common stock at a significant discount to the market price, in additional to other rights and remedies under the note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not change our accountants or have any reportable disagreements with our accountants in fiscal 2023.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of September 30, 2023. Based upon this evaluation, Messrs. Irvin and Laird concluded that the company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Our management team, with the participation of Messrs Irvin and Laird, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

The disclosure required by this item is not applicable to NovAccess.

Part III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Board of Directors

Biographical information about our board members is summarized below.

Jason M. Anderson, age 50, is experienced in the fields of biological discovery, genomic modeling, drug development and national security. He joined our board on March 18, 2022. Mr. Anderson is a director and board member of VasGene Therapeutics, Inc. whose drug for the treatment of solid tumor cancer has received Breakthrough Designation by the FDA. He also serves as President of Weiss Bioscience, Inc. a therapeutic discovery company that leverages the human ancestral microbiome to address inflammatory disease and produce world-class consumer offerings through its line of Symbiome products. He was a co-founder and member of the board of EdenRoc Sciences, LLC, a privately held biotechnology company formed to cultivate world-class life sciences start-up companies including Liberty Biosecurity, LLC, where he served as co-founder and Chief Executive Officer. Mr. Anderson has co-authored several granted patents in the life sciences that describe how genomic and biological information can be securely disseminated. Mr. Anderson previously served as a diplomat for the United States Department of State. He holds a MSc. from the London School of Economics and Political Science and a BA from the University of California, San Diego. Mr. Anderson speaks both Spanish and Chinese (Mandarin).

John A. Cassarini, age 57, has decades of capital markets experience as an investor and portfolio manager. He joined our board on March 14, 2022, and serves as chair of the board. During the past five years he has been a private investor. Prior to that, he managed small-cap portfolios for numerous institutions, including Lehman Brothers, Barclays and Ingalls & Snyder. Mr. Cassarini has a BA in finance from Fordham University and an MBA from Columbia University.

Dwain K. Morris-Irvin, PhD, MPH, age 56, is a published researcher and patent author. Dr. Irvin stepped into the CEO role at NovAccess on October 15, 2020, after heading the biotechnology division of Innovest Global, Inc. NovAccess acquired StemVax, LLC from Innovest on September 8, 2020. Dr. Irvin received his PhD from the University of California, Los Angeles School of Medicine, his MPH from UCLA School of Public Health, and trained at The Wallenberg Neuroscience Center at Lund University in Lund, Sweden. He was also a professor, faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. Dr. Irvin received his PhD in Molecular & Medical Pharmacology and Developmental Neuroscience with an emphasis on neural stem cell fate and differentiation. His research focused on neural development and notch signaling in mammalian neural stem cells. He also worked as an NIH/NINDS post-doctoral fellow in Dr. Anders Bjorklund’s laboratory in Lund, Sweden. There, his focus was on research projects that investigated the potential role of cell replacement therapy for patients with Parkinson’s disease. They developed several protocols for the efficient generation of dopaminergic neurons from forebrain and ventral midbrain stem and progenitor cells. Dr. Irvin also worked as a research scientist, assistant professor, and faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. He led research investigations in the role of adaptive immunity in Parkinson’s disease. He also developed two patents in the area of immunotherapy for brain tumor patients, specifically glioblastoma multiforme (GBM). His research team focused on molecular mechanisms that impart therapeutic resistance in cancer cells, including cancer stem cells, to develop novel immunotherapies for brain tumor patients.

Executive Officers

Information about our CEO Dr. Irvin is included above under Board of Directors. Information about our chief financial officer is included below.

Neil J. Laird, age 71, is an experienced financial executive who works with emerging companies to provide accounting and finance related services. He joined NovAccess as fractional chief financial officer on September 10, 2021. Since 2017, he has worked with several technology and other companies as a consultant, since May 2021 as an employee of Letzhangout LLC. From June 2011 until November 2016, Mr. Laird served as the chief financial officer of Mobileum Inc., a private company providing roaming and other solutions to the telecommunications industry. Previously he was CFO of SumTotal Systems, Inc., a provider of enterprise learning management systems, and before that, CFO of ADAC Laboratories, a provider of nuclear medicine and PET systems. Both SumTotal Systems and ADAC Laboratories were publicly traded companies. Mr. Laird has an MA from the University of Cambridge and is qualified as a UK chartered accountant.

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

The members of the audit committee are Mr. Cassarini, the committee’s chairman, and Mr. Anderson. The committee met three times in the last financial year. Messrs. Cassarini and Anderson are both “independent directors” as defined in the OTCQB Market listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements, and cash flow statements. Our board has determined that Mr. Cassarini meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as a private investor and managing small-cap portfolios for numerous institutions. The audit committee will review and reassess its charter as needed and will obtain the approval of the board for any proposed changes to the charter.

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

Roscoe M. Moore Jr., PhD provides advisory services to biotech companies. Dr. Moore served with the United States Department of Health and Human Services (HHS) and was for the last twelve years of his career responsible for global development within the Office of the Secretary, HHS, for Africa and other low- and middle-income regions. Dr. Moore represented HHS in cooperative international efforts in Africa to address continued health and human resources issues. Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) entering with the U.S. National Institutes of Health (NIH) and rising to the rank of Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, HHS. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop. Dr. Moore received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University. He was awarded the Doctor of Science degree (Honoris Causa) in recognition of his distinguished public health career by Tuskegee.

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

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the ability of our directors, officers and employees to purchase, sell or dispose of stock or other securities of NovAccess. Under the policy, our board members and executive officers are only permitted to trade in our stock during prescribed “open window” periods and generally only after obtaining pre-clearance for the transaction. None of our directors or executive officers traded our shares or related securities, or entered into an arrangement to trade our securities, in fiscal 2023.

Item 11. Executive Compensation.

Compensation of Our Executive Officers

The following table summarizes information with respect to compensation earned by our executive officers in fiscal 2023 and 2022.

Name and Principal Position	Year	Salary	Option Awards (1)	Deferred Compensation	All Other Compensation	Total
Dwain K. Irvin (2)	2023	$128,900	$—	$231,400	$26,525	$386,825
Chief Executive Officer	2022	206,800	—	169,200	$14,692	390,692

Neil J. Laird	2023	—	68,143	—	—	68,143
Chief Financial Officer	2022	—	—	—	—	—

1

The amount reported reflects a non-qualified option to purchase 428,571 unregistered shares of our common stock for $0.175 a share awarded to Mr. Laird for his services on March 13, 2023. The option is 100% vested and exercisable on the grant date and will expire on March 13, 2033. For purpose of determining the fair market value of the option, we used the Black Scholes valuation model. For more information about the assumptions underlying our valuation, please see Note 8 of the notes to our consolidated financial statements for the year ended September 30, 2023.

2

To assist NovAccess conserve cash, Dr. Irvin agreed to defer payment of $231,400 in salary in fiscal 2023 and $169,200 in salary in fiscal 2022. These amounts are reported in the Deferred Compensation column. The amount reported in the All Other Compensation Column reflects payments made by NovAccess for Dr. Irvin’s health, vision and dental insurance.

We do not have employment, retirement or change-of-control agreements with any of our executive officers.

Outstanding Equity Awards at September 30, 2023

We have not issued any shares or other equity rights to our executive officers that are subject to vesting. On March 13, 2023, we awarded our chief financial officer Neil Laird for his services a non-qualified option to purchase 428,571 unregistered shares of our common stock for $0.175 a share, the closing price on the date of grant. The following table summarizes information about the option awarded to Mr. Laird.

	Shares Underlying Options		Option
Name	Exercisable	Un-exercisable	Exercise Price	Expiration Date
Dwain K. Irvin	—	—	—	—
Neil J. Laird	428,571	—	$0.175	03-31-2033

Compensation of Our Directors

Our directors did not receive any compensation for serving as a member of our board in fiscal 2022. On March 13, 2023, we awarded vested ten-year non-qualified stock option to purchase 857,143 shares of the company’s common stock for $0.175 a share, the closing price on the grant date, to each of our independent directors, Jason M. Anderson and John A. Cassarini, for their services as directors. Using the Black Scholes valuation model, we determined that the fair market value of each award was $136,286. For more information about the assumptions underlying our valuation, please see Note 8 of the notes to our consolidated financial statements for the year ended September 30, 2023. Our independent directors did not receive any other compensation for serving on the board in fiscal 2023. We did not award any options to our chief executive officer Dwain Irvin. Dr. Irvin’s compensation for serving as our CEO is described above under Compensation of Our Executive Officers.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our stock by each of our directors and senior executive officers, all of our directors and executive officers as a group, and each other person we know beneficially owns more than 5% of our stock. The information is as of January 10, 2024. We did not include the Sumner Group in the table because the proposed transaction remains contingent on a number of factors that cannot be determined at this time.

Unless otherwise noted, the address of each beneficial owner listed in the table is c/o NovAccess Global Inc., 8584 E. Washington Street, No. 127, Chagrin Falls, Ohio 44023.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of stock that they beneficially own, subject to applicable community property laws. Except as indicated by the footnotes, applicable percentage ownership is based on 26,373,572 shares of common stock outstanding.

Shareholder	Shares Held	Percentage
Dwain K. Irvin, Chief Executive Officer (1)	7,800,000	24.1%
Jason M. Anderson, Independent Director (2)	857,143	3.1%
John A. Cassarini, Independent Director & Chairman of the Board (2)	857,143	3.1%
Neil J. Laird, Chief Financial Officer (3)	688,571	2.6%
All Directors and Executive Officers as a Group (4)	10,202,857	29.6%

Innovest Global, Inc. (5)	7,500,000	28.4%
Daniel G. Martin (6)	1,252,670	4.7%
AJB Capital Investments, LLC (7)	10,196,043	29.4%
1800 Diagonal Lending LLC (8)	4,420,611	16.8%

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

2.

Represents options that are currently exercisable for 857,143 shares of our common stock. The common shares issuable upon exercise of their options were added to our outstanding shares to determine Messr. Anderson and Cassarini’s percentage.

3.

Includes options that are currently exercisable for 428,571 shares of our common stock. The common shares issuable upon exercise of his option were added to our outstanding shares to determine Mr. Laird’s percentage.

4.	Includes Dr. Irvin and Messrs. Anderson, Cassarini and Laird. Includes shares of our common stock issuable upon the conversion of preferred stock owned by Irving Consulting, a company owned by Dr. Irvin, and the exercise of options held by Messrs. Anderson, Cassarini and Laird.

5.	The address of Innovest Global is 8834 Mayfield Road, Chesterland, Ohio 44026. Innovest has agreed to distribute its shares of NovAccess to the shareholders of Innovest, but the distribution has not yet been completed.

6.	Mr. Martin is the former chief executive officer of NovAccess and his address is 8834 Mayfield Road, Chesterland, Ohio 44026. Does not include 7.5 million common shares owned by Innovest Global, Inc. Mr. Martin is a major shareholder of Innovest.

7.	AJB Capital Investments, LLC is a lender to NovAccess and its address is 4700 Sheridan Street, Suite J, Hollywood, Florida 33031. Includes 1,946,043 shares of our common stock reported by AJB in a Schedule 13G filed with the SEC on February 23, 2023, and warrants that are currently exercisable for 8,250,000 shares. The common shares issuable upon exercise of these warrants were added to our outstanding shares to determine AJB’s percentage.

8.	1800 Diagonal Lending LLC is a lender to NovAccess and its address is 1800 Diagonal Road, Suite 623 Alexandria, Virginia 22314. Reflects shares we issued to 1800 Diagonal, some of which may have been sold by 1800 Diagonal.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans at September 30, 2023.

Equity Compensation Plan Category	Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Plans approved by security holders (1)	828,571	0.175	1,171,429
Plans not approved by security holders (2)	4,714,286	$0.105	-
Total	5,542,857	$0.136	1,171,429

1

On May 12, 2022, our board adopted the NovAccess Global Inc. 2022 Equity Incentive Plan, which was approved by our shareholders on November 21, 2022. The plan provides for up to 2.0 million equity grants, including shares, restricted shares, tax qualified options, non-qualified options, stock appreciation rights, and other equity-based grants. The plan allows for grants to the directors, executive officers, other employees, and consultants of NovAccess and its subsidiaries. The term of the plan is ten years. Initially our board of directors will administer grants under the plan, but the board is considering forming a compensation committee to administer the plan. On March 13, 2023, we entered into non-qualified stock option agreements under the plan and granted vested ten-year options to purchase a total of 828,571 shares of the company’s common stock for $0.175 a share, the closing price on the grant date, to our scientific advisory board members and staff members.

2

On June 2, 2020, we issued to each of our former directors (Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak) a options to purchase up to 500,000 shares of our common stock for $0.01 per share (adjusted for the 1-for-1,000 reverse stock split effective August 25, 2020). On March 13, 2023, we entered into non-qualified stock option agreements and granted vested ten-year options to purchase a total of 2,714,286 shares of the company’s common stock for $0.175 a share, the closing price on the grant date, as follows: (a) 857,143 to each of our independent directors, Jason M. Anderson and John A. Cassarini; (b) 428,571 to Neil J. Laird, our chief executive officer, and 571,429 to Dr. Christopher Wheeler, president of our StemVax Therapeutics subsidiary.

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

Fiscal 2023 and Subsequent Related Party Transactions

On February 9, 2023, the Company entered into an interest-free loan agreement with Mr. Jason Anderson, an independent Board Member, amounting to $8,500. The loan does not bear interest (except on default) and was due on the earlier of August 31, 2023, or our receipt of debt or equity financing of at least $3.0 million. On January 3, 2024, the Company and Mr. Anderson extended the loan until January 31, 2024 and on January 31, 2024 extended it until February 29, 2024.

On January 26, 2024, Jason Anderson loaned the Company a further $2,000 to address short-term cash needs. This loan has the same terms as the previous loans between Mr. Anderson and the Company.

On December 21, 2023, our chairman of the board John A. Cassarini loaned NovAccess $10,000 to address short-term cash needs. Neil J. Laird, our chief financial officer, has loaned the company $1,000. These loans do not bear interest and do not have a specified due date, but are expected to be paid in full upon completion of the Sumner transaction or other financing.

Item 14. Principal Accountant Fees and Services.

On November 18, 2019, we engaged M&K CPAS, PLLC (“M&K”) to serve as our principal independent registered public accounting firm. For the fiscal year ended September 30, 2023, we paid audit fees to M&K of $37,750 for professional services for the audit of our annual financial statements included in our Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q. For the fiscal year ended September 30, 2022, we paid audit fees to M&K of $26,000 for the same audit services and audit-related fees of $4,000 for the review and consent for our Registration Statement on Form S-1. We did not pay M&K any other audit-related fees, tax fees, or other fees in fiscal 2023 or 2022.

Our audit committee’s charter requires that all audit and permissible non-audit services provided by M&K to NovAccess be pre-approved by the audit committee. Either the board or the audit committee pre-approved all of the services provided by M&K and the payment by us of the fees listed in the paragraph above. The decision to continue M&K’s engagement was approved by our audit committee. M&K had no direct or indirect financial interest in NovAccess that would compromise M&K’s independence in either fiscal 2023 or 2022.

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

10.19	Common Stock Purchase Warrant dated August 20, 2021 for 1.0 million shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s August 20, 2021 Form 8-K)

Exhibit	Description
10.20	Security Agreement dated August 20, 2021 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the Company’s August 20, 2021 Form 8-K)
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

10.45	Letter Agreement dated January 20, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s January 23, 2023 8-K)
10.46	Interest Free Loan Agreement dated February 9, 2023 between NovAccess Global Inc. and Jason M. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s February 13, 2023 8-K)
10.47	Letter Agreement dated February 9, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s February 13, 2023 8-K)

Exhibit	Description
10.48

Common Stock Purchase Warrant dated February 9, 2023 for 1,000,000 shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.3 to the Company’s February 13, 2023 8-K)

10.49	Securities Purchase Agreement dated April 11, 2023 between NovAccess Global Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s April 18, 2023 8-K)
10.50

Convertible Promissory Note dated April 11, 2023 in the original principal amount of $79,250 issued by NovAccess Global Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s April 18, 2023 8-K)

10.51	Securities Purchase Agreement dated April 24, 2023 between NovAccess Global Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s May 2, 2023 8-K)
10.52

Convertible Promissory Note dated April 24, 2023 in the original principal amount of $54,250 issued by NovAccess Global Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s May 2, 2023 8-K)

10.53	Letter Agreement dated June 8, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s June 12, 2023 8-K)
10.54

Common Stock Purchase Warrant dated June 8, 2023 for 1,000,000 shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s June 12, 2023 8-K)

10.55	Letter Agreement dated June 19, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s June 23, 2023 8-K)
10.56

Common Stock Purchase Warrant dated June 19, 2023 for 750,000 shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s June 23, 2023 8-K)

10.57	Securities Purchase Agreement dated June 20, 2023 between NovAccess Global Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2023 8-K)
10.58

Convertible Promissory Note dated June 20, 2023 in the original principal amount of $54,250 issued by NovAccess Global Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2023 8-K)

10.59	Letter Agreement dated August 9, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s August 14, 2023 8-K)
10.60

Common Stock Purchase Warrant dated August 9, 2023 for 2,000,000 shares issued by NovAccess Global Inc. to AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s August 14, 2023 8-K)

10.61	Securities Purchase Agreement dated August 16, 2023 between NovAccess Global Inc. and 13 Paul Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s August 18, 2023 8-K)
10.62

Convertible Promissory Note dated August 16, 2023 in the original principal amount of $55,000 issued by NovAccess Global Inc. to 13 Paul Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s August 18, 2023 8-K)

10.63	Securities Purchase Agreement dated August 17, 2023 between NovAccess Global Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.3 to the Company’s August 18, 2023 8-K)
10.64

Convertible Promissory Note dated August 17, 2023 in the original principal amount of $55,000 issued by NovAccess Global Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.4 to the Company’s August 18, 2023 8-K)

10.65

NovAccess Global Common Stock Offering Term Sheet dated September 1, 2023 between NovAccess Global Inc. and Sumner Investment Group Inc. (incorporated by reference to Exhibit 20.1 to the Company’s September 11, 2023 8-K)

10.66	Securities Purchase Agreement dated December 29, 2023 between NovAccess Global Inc. and Sumner Global LLC (incorporated by reference to Exhibit 10.1 of the Company’s January 2, 2024 8-K)
10.67	Letter Agreement dated December 29, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s January 2, 2024 8-K)
10.68	Letter Agreement dated December 29, 2023 between NovAccess Global Inc. and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s January 5, 2024 8-K)
21.1	Subsidiaries of NovAccess Global Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed June 23, 2022)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Included with this filing.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

Not required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: February 09, 2024	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 09, 2024	/s/ John A. Cassarini
John A. Cassarini, Chairman of the Board

Date: February 09, 2024	/s/ Dwain K. Irvin
Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: February 09, 2024	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)