Form 10-Q
period 2023-12-31
NovAccess Global Inc.
filed 2024-02-27
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 27,673,572, shares of common stock outstanding on February 14, 2024.

Part I- Financial Information

Item 1. Financial Statements

NOVACCESS GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$1,505	$21,415
Prepaid expenses	15,833	40,833

TOTAL ASSETS	$17,338	$62,248

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$590,528	$514,686
Accrued expenses and other current liabilities	2,361,441	1,982,567
Derivative and warrants liabilities	1,126,001	2,982,382
Due to related parties	181,217	181,217
Short term loan, related party	32,000	21,000
Convertible promissory notes, net of debt discount and debt issuance costs of $3,553 and $0 respectively. Some are in default (see Note 12)	2,142,827	2,166,380
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $0, respectively	12,500	12,500

Total Current Liabilities	6,446,514	7,860,732

TOTAL LIABILITIES	6,446,514	7,860,732

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 shares issued and outstanding, respectively	6	6
Common stock, no par value; 2,000,000,000 authorized common shares 23,955,540 and 21,744,209 shares issued and outstanding, respectively	43,717,268	43,683,197
Additional paid in capital	5,338,042	5,335,398
Paid in capital, common stock option and warrants	5,367,273	5,338,273
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(65,598,873)	(66,902,466)

TOTAL SHAREHOLDERS' DEFICIT	(6,429,176)	(7,798,484)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,338	$62,248

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

SALES	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development expenses	49,697	34,963
Selling, general and administrative expenses	207,849	482,155

TOTAL OPERATING EXPENSES	257,546	517,118

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(257,546)	(517,118)

OTHER INCOME/(EXPENSES)
Gain/(Loss) on change in derivative liability	1,858,953	(2,081,584)
Change in commitment fee guarantee	(226,000)	267,750
Interest expense	(71,814)	(300,454)

TOTAL OTHER INCOME/(EXPENSES)	1,561,139	(2,114,288)

NET INCOME (LOSS)	$1,303,593	$(2,631,406)

BASIC EARNINGS (LOSS) PER SHARE	$0.06	$(0.14)

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.14)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	23,372,404	18,979,871
DILUTED	95,937,820	18,979,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)
Common Stock issued for services	-	-	1,281,769	223,170	-	-	-	-	223,170
Common Stock issued, subscriptions	-	-	375,000	40,000	(5,000)	-	-	-	35,000
Net loss	-	-	-	-	-	-	-	(2,631,406)	(2,631,406)
Balance as December 31, 2022	600	$6	20,326,276	$43,489,152	$5,535,398	$4,210,960	$4,747,108	$(64,808,926)	$(7,026,302)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2023	600	$6	21,744,209	$43,683,197	$5,335,398	$5,338,273	$4,747,108	$(66,902,466)	$(7,798,484)

Common Stock issued for services	-	-	208,752	4,071	-	-	-	-	4,071
Common Stock issued on repayment of loan	-	-	2,002,579	30,000	-	-	-	-	30,000
Imputed interest on related party loan	-	-	-	-	2,644	-	-	-	2,644
Warrant expense on loan extension	-	-	-	-	-	29,000	-	-	29,000
Net income	-	-	-	-	-	-	-	1,303,593	1,303,593
Balance as of December 31, 2023 (Unaudited)	600	$6	23,955,540	$43,717,268	$5,338,042	$5,367,273	$4,747,108	$(65,598,873)	$(6,429,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	For the Three Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,303,593	$(2,631,406)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	19	249,862
Loss (Gain) on change in derivative liability	(1,858,953)	2,081,584
Warrant expense on loan extension	29,000	-
Imputed interest on related party loan	2,644	-
Stock issued and issuable for services	4,071	223,170

Changes in Assets and Liabilities:
Prepaid Expenses & Advances	25,000	41,050
Accounts payable	75,842	67,723
Accrued expenses and Other Current Liabilities	378,874	(191,290)

NET CASH USED IN OPERATING ACTIVITIES	(39,910)	(159,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	-	35,000
Proceeds from short term loan related party	11,000	-
Proceeds from convertible notes payable	9,000	101,500
Payments to related party for redemption of preferred stock	-	(2,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	134,000

NET DECREASE IN CASH	(19,910)	(25,307)

CASH, BEGINNING OF PERIOD	21,415	64,251

CASH, END OF PERIOD	$1,505	$38,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$25,916
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued on conversion of convertible note	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

1. ORGANIZATION AND LINE OF BUSINESS

Organization

NovAccess Global Inc. (“NovAccess” or the “Company”) is a Colorado corporation formerly known as Sun River Mining Inc. and XsunX, Inc. The Company was originally incorporated in Colorado on February 25, 1997. Effective September 24, 2003, the Company completed a plan of reorganization and name change to XsunX, Inc. Effective August 25, 2020, we filed articles of amendment to our articles of incorporation with the Colorado Secretary of State to: effectuate a 1-for-1,000 reverse stock split of the Company’s outstanding shares of common stock; and change the name of the Company to “NovAccess Global Inc.” After completing the acquisition of StemVax LLC in September 2020, we exited the solar business and focused all our efforts on our biopharmaceutical business.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. The Company has obtained funds from its shareholders and from lenders since its inception through the period ended December 31, 2023. Management believes the existing shareholders, prospective new investors and lenders will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

DECEMBER 31, 2023 AND 2022

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

	For the three months ended
	December 31,
	2023	2022

Gain (Loss) to common shareholders (Numerator)	$1,303,593	$(2,631,406)

Basic weighted average number of common shares outstanding (Denominator)	23,372,404	18,979,871

Diluted weighted average number of common shares outstanding	95,937,820	18,979,871

Diluted weighted average number of shares for the fiscal quarter ended December 31, 2022, is the same as basic weighted average number of shares because the Company had a net loss in that quarter.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

DECEMBER 31, 2023 AND 2022

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of December 31, 2023 and September 30, 2023. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows as of December 31, 2023, and September 30, 2023:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2023	$2,253,391	$-	$-	$2,253,391
Derivative Liability warrants at fair value as of September 30, 2023	728,991	-	-	$728,991
Total Derivative Liability as of September 30, 2023	$2,982,382	$-	$-	$2,982,382
Derivative Liability at fair value as of December 31, 2023	$985,012	$-	$-	$985,012
Derivative Liability warrants at fair value as of December 31, 2023	140,989	-	-	140,989
Total Derivative Liability as of December 31, 2023	$1,126,001	$-	$-	$1,126,001

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Fiscal year 2023 initial derivative liabilities	480,958	332,753	813,711
Net loss on change in fair value of derivative liability	802,495	163,629	966,124
Extinguishment of derivative	(237,465)	-	(237,465)
Ending balance as of September 30, 2023	$2,253,391	$728,991	$2,982,382
Initial recognition of new loan	2,572	-	2,572
Net gain on change in fair value of derivative liability	(1,270,951)	(588,002)	(1,858,953)
Ending balance as of December 31, 2023	$985,012	$140,989	$1,126,001

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

On September 30, 2022, the FASB issued Accounting Standards Update (ASU) 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has adopted ASU No. 2022-03, and it did not have an impact on the Company’s consolidated financial statements.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for our fiscal year ending on September 30, 2024. Incident disclosure requirements in Form 8-K will be effective for us on March 15, 2024. The Company has adopted this final rule and it did not have an impact on the Company’s consolidated finance statement disclosures.

In October 2023, the FASB issued Accounting Standards Update (ASU) 2023-06, which incorporates 14 of the 27 disclosures referred to by the SEC in their SEC Release No. 33-10532, Disclosure Update and Simplification, issued on August 17, 2018. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The amendments in this ASU should be applied prospectively. For public business entities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

As of December 31, 2023, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of December 31, 2023, the Company had 600 shares of issued and outstanding Series B Preferred. On March 14, 2022, the Company redeemed 24,400 shares of the Company’s Series B Convertible Preferred Stock held by TN3, LLC, a Wyoming limited liability company owned by Daniel G. Martin. At the time, Mr. Martin was our Chief Executive Officer and sole Board Member. Irvin Consulting LLC, a company owned by Dwain Irvin, the current CEO of the Company, purchased the remaining 600 shares (please refer to Note 10 for more details).

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

3. CAPITAL STOCK (Continued)

Common Stock

During the quarter ended December 31, 2023, the Company issued 2,211,331 shares of common stock. The Company issued 208,752 shares to various vendors for services provided and including 108,750 shares issued to a related party for services provided, amounting to $2,121 recorded at the fair value of shares on the respective grant date. Also, 2,002,579 shares were issued on conversion of $30,000 of the April 11, 2023 Note (as discussed below in Note 4).

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

4. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as on December 31, 2023	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as on December 31, 2023	Derivative balance as on December 31, 2023

2013 Note	$12,000	$-	$12,000	$-
2014 Note	50,880	-	50,880	97,490
2017 Note	115,000	-	115,000	205,680
February 2022 Note	250,000	-	250,000	70,734
May 2022 Note	1,000,000	-	1,000,000	295,795
August 2022 Note	100,000	-	100,000	-
February 2023 Note	265,000	-	265,000	74,220
Apr 11, 2023 Note	49,250	-	49,250	37,432
Apr 24, 2023 Note	54,250	-	54,250	40,260
June 20, 2023 Note	75,000	-	75,000	20,818
June 26, 2023 Note	55,000	-	55,000	41,715
August 16, 2023 Note	55,000	-	55,000	49,167
August 17, 2023 Note	55,000	-	55,000	49,129
December 29, 2023 Note	10,000	3,553	6,447	2,572
Total	$2,146,380	$3,553	$2,142,827	$985,012

2013 Note

On October 1, 2013, the Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of December 31, 2023, the outstanding principal balance was $12,000 and accrued interest was $1,200. This loan is in default.

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015, through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. As of December 31, 2023, the outstanding principal balance was $50,880 and accrued interest was $37,985.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of December 31, 2023, the outstanding principal balance was $115,000 and accrued interest was $72,486.

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022, in connection with the issuance of the May 2022 Note described below. As of December 31, 2023, the balance on the August 2021 Note was $0.

In connection with the February 2023 Letter Agreement (described below) the warrants issued in connection with this note were repriced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before the conversion. In July 2022, the Company extended the term of the February 2022 note for another six months until February 15, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50. The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on December 31, 2023, was $0. As of December 31, 2023, the principal balance outstanding was $250,000 and accrued interest was $25,000.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01. The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2023, was $0. As of December 31, 2023, the principal balance outstanding was $1,000,000 and the accrued interest was $150,000.

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

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matured on August 8, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2023, was $0. As of December 31, 2023, the balance outstanding was $100,000 and accrued interest was $18,160.

On August 3, 2023, the Company and the holder signed an agreement extending the loan until November 8, 2023, with an interest rate of 14% commencing on August 9, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, in return for an additional fee of $5,000.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note was to mature on September 22, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 and prepayment penalty of $20,594 on March 12, 2023. As of December 31, 2023, the balance outstanding was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note was to mature on November 1, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $2,109 and prepayment penalty of $14,277 on April 24, 2023. As of December 31, 2023, the balance outstanding was $0.

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note was to mature on December 7, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. On June 13, 2023, the lender converted $12,000 of the amount due into 141,677 shares of the Company and on June 20, 2023, the Company repaid the balance of the loan together with $2,260 in interest and $11,315 in prepayment penalty. As of December 31, 2023, the balance outstanding was $0.

February 2023 Letter Agreement

On February 9, 2023, the Company entered into a letter agreement, whereby the Company borrowed an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan was due on May 9, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the loan. Pursuant to this agreement, the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock which were valued at $82,500 based on the share price on the date of the agreement. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. As of December 31, 2023, the unamortized debt discount balance was $0 the principal balance outstanding was $265,000 and accrued interest was $23,556.

Also, as part of this agreement the lender extended the term of February 2022 note to May 9, 2023, and deferred payment of all interest due on both the February 2022 note and May 2022 note until May 9, 2023. In addition, the Company issued 1,000,000 warrants to purchase common stock at a price of $0.20 per share and repriced the warrants issued in connection with the August 2021 Note and February 2022 Note to $0.20 per share. Since the consideration was for all the modifications and not just the additional loan, the expense was recorded immediately.

On June 8, 2023, the Company entered into a letter agreement which extended the due date of the note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

April 11, 2023, Note

On April 11, 2023, the Company issued a convertible promissory note for the principal sum of $79,250 plus accrued interest (the “April 11, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 11, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $75,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining debt discount and debt issuance cost balance was expensed since the loan is in default. During the quarter ending December 31, 2023, $30,000 of the loan was converted from debt to 2,002,579 common shares within the terms of the note with no gain or loss. As of December 31, 2023, the principal balance outstanding was $49,250 and the accrued interest was $4,263. On January 16, 2024, the Company received a default notice on this note as discussed in Note 12 Subsequent Events.

April 24, 2023, Note

On April 24, 2023, the Company issued a convertible promissory note in the original principal amount of $54,250 plus accrued interest (the “April 24, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 24, 2024. In case of default in repayment of the outstanding amount on the due date the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance costs was expensed since the loan is in default. As of December 31, 2023, the principal balance outstanding was $54,250 and the accrued interest was $2,937. On January 16, 2024, the Company received a default notice on this note, as discussed in Note 12 Subsequent Events.

June 19, 2023, Letter Agreement

On June 19, 2023, the Company entered into a letter agreement whereby it borrowed a further $75,000 which was added to the May 2022 Note. This loan bears interest at 15% a year and matures on July 16, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the $75,000 loan. In connection with this loan the Company issued 750,000 warrants at an exercise price of $0.0001 per share. The initial recognition of the derivative liability was $75,000 which is amortized over the life of the loan. As of December 31, 2023, the principal balance outstanding was $75,000 and accrued interest was $5,938.

On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024.

June 20, 2023, Note

On June 20, 2023, The Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “June 20, 2023 Note”). The loan bears interest at 8% a year and matures on June 20, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $17,937 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan is in default. As of December 31, 2023, the principal balance outstanding was $55,000 and accrued interest was $2,278. On January 16, 2024, the Company received a default notice on this note, as discussed in Note 12 Subsequent Events.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023, AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

August 16, 2023, Note

On August 16, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 16, 2023 Note”). The note bears interest at 8% a year and matures on August 16, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $52,800 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $2,200 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance is debt discount and debt issuance cost was expensed since the loan is in default. As of December 31, 2023, the principal balance outstanding was $55,000 and accrued interest was $1,652. On February 1, 2024, the Company received a default notice on this note, as discussed in Note 12 Subsequent Events.

August 17, 2023, Note

On August 17, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 17, 2023 Note”). The note bears interest at 8% a year and matures on August 17, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $50,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan is in default. As of December 31, 2023, the principal balance outstanding was $55,000 and accrued interest was $1,639. On January 16, 2024, the Company received a default notice on this note, as discussed in Note 12 Subsequent Events.

December 29, 2023, Letter Agreement

On December 29, 2023, the Company entered into a letter agreement with the holder of the February 2022 Note. Under this agreement the holder agreed to loan the Company an additional $29,444 to be added to the principal of the February 2022 Note. An initial amount of $10,000 was loaned on December 29, 2023. The loan has an original interest discount of 10% and bears interest at 10% per annum. As of December 31, 2023, the balance on this note was $10,000 and the balance in debt discount was $3,553. The remaining $19,444 was loaned to the Company on February 8, 2024

As part of this agreement, the Company agreed to extend the life on each of the warrants previously issued to the holder by two years.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

4. CONVERTIBLE PROMISSORY NOTES (Continued)

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

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.9% and 5.6%
Stock volatility factor	Between 77% and 115%
Years to Maturity	Between 4 months and 9 months
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3.0 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to a further extension until August 31, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on December 31, 2023, was $0. As of December 31, 2023, the balance outstanding net of debt discount was $12,500 and accrued interest was $2,134. On January 3,2024, the holder agreed to a further extension until January 31, 2024, and on January 31, 2024, to an extension until February 29, 2024.

6. SHORT TERM LOANS, RELATED PARTIES

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with Jason M. Anderson, an independent member of our board of directors, to fund the operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under the loan on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3.0 million.

On February 9, 2023, the Company entered into a second interest-free loan agreement with Mr. Anderson amounting to $8,500. The loan does not bear interest (except on default) and was due on the earlier of August 31, 2023, or our receipt of debt or equity financing of at least $3.0 million.

Imputed interest of $2,644 on the related party loans of Mr. Anderson was charged to interest expense and credited to additional paid-in capital.

Mr. Anderson has agreed to various extensions on these loans, the most recent being on January 31, 2024 extending the due date until February 29, 2024.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

6. SHORT TERM LOANS, RELATED PARTIES (Continued)

On December 21, 2023, our Chairman, John A. Cassarini loaned the Company $10,000 to address short-term cash need. Our Chief Financial Officer, Neil J. Laird loaned the Company $1,000. These loans do not bear interest and do not have a specified due date, but are expected to be paid in full upon completion of the Sumner transaction or other financing.

Subsequent to the quarter end, on January 26, 2024, Jason Anderson loaned the Company a further $2,000 to address short-term cash needs. The loan is non-interest bearing and has the same terms as Mr. Andersson’s previous loans discussed above.

7. WARRANTS

On August 20, 2021, for value received in connection with the issuance of the August 2021 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

On February 16, 2022, for value received in connection with the issuance of the February 2022 Note, the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

Per guidance in ASC 260, the Company determined that the repricing of warrants discussed above, was an exchange of the existing 1,500,000 warrants and the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was as a deemed dividend. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was calculated as $44,241, using a Black Scholes model based on the following significant inputs: On February 9, 2023: common stock price of $0.165; company volatility of 156%-159%; remaining term 3.2-4.1 years; dividend yield of 0% and risk-free interest rate of 3.81-3.71%.

On May 10, 2022, for value received in connection with the issuance of the May 2022 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share with a five-year exercise period. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

On February 9, 2023, for value received in connection with the issuance of the February 2023 Note and extending the payment terms on previously issued notes, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.20 per share with a five-year exercise period. The fair value of the warrant issued in relation to the letter agreement issued on February 2023, was recorded as stock compensation expense amounting to $148,500. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

In connection with a letter agreement on June 8, 2023, to extend the due date of the February 2022 Note, the May 2022 Note and the February 2023 letter agreement until June 30, 2023, the Company issued a common stock purchase warrants at $0.20 a share with a five-year term. 1,000,000 warrants were issued on June 8, 2023, 500,000 warrants were issued on June 15, 2023, and 500,000 warrants were issued on June 30, 2023. The fair value of the warrant issued in relation to the letter agreement issued on June 2023, was recorded as expense amounting to $238,412. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

On June 19, 2023, for value received in connection with the issuance of the June 20, 2023 letter agreement, the Company issued a warrant to purchase 750,000 shares of common stock for $0.0001 a share with a five-year term.

On August 9, 2023, in connection with the extension of the due date of the February 2022 loan, the May 2022 loan, the February 2023 letter agreement and the June 2023 letter agreement, the Company issued 2,000,000 common stock warrants at $0.20 per share with a five-year term. The fair value of this warrant was recorded as an expense of $177,086. This agreement also amended the terms of the previous warrant agreements from cash to cashless exercise. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

The Company valued the impact of the two year extension of the term on all of the above warrants using the Black-Scholes model and recorded an expense of $29,000.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

7. WARRANTS (Continued)

On December 31, 2023, the fair value of the derivative liability of the warrants was $140,989 and was $728,991 as of September 30, 2023.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 3.8% and 4.0%
Stock volatility factor	Between 144% and 152%
Years to Maturity	6.0 years
Expected dividend yield	None

8. OPTIONS

On June 2, 2020, the Company issued 2,000,000 options, on a post reverse split basis, to purchase common stock to the then directors of the Company as compensation for serving on the board during 2019. These options are exercisable on a cashless basis for a period of ten years from September 30, 2020, at an exercise price of $0.01 per share.

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

For the purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	3.68%
Stock Volatility Factor	146.79%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

A summary of the Company’s options activity and related information follows for the quarter ended December 31, 2023:

December 31, 2023
Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	5,542,857	$0.115
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	5,542,857	$0.115

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

8. OPTIONS (Continued)

At December 31, 2023, the weighted average remaining contractual life of options outstanding:

	December 31, 2023
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	6.75
$0.175	3,542,857	3,542,857	9.20

The entire stock-based compensation expense amounting to $563,314 relating to the 2023 grants was recorded in the income statement on the grant date as the options are fully vested and exercisable on that date.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following at December 31, 2023, and September 30, 2023:

	December 31, 2023	September 30, 2023
Accrued liabilities	$19,194	$11,154
Interest payable	349,231	289,101
Provision for guaranteed commitment fees (1)	1,268,500	1,042,500
Accrued payroll	54,320	3,875
Deferred compensation	629,794	571,763
License Fees Payable	40,402	40,402
Insurance finance liability	-	23,772
	$2,361,441	$1,982,567

(1) Under the terms of the August 2021 Note, the February 2022 Note, the May 2022 Note, the February 2023 Letter Agreement and the June 19, 2023, Letter Agreement, the Company issued a total of 2,825,000 shares of common stock or pre-funded warrants as commitment fees. If the lender is unable to sell the shares for at least $1,325,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,325,000. The difference between the fair value of the 2,825,000 shares as on December 31, 2023, and the guaranteed sale amount was recorded as a provision for guaranteed commitment fees and included in the table above.

10. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of December 31, 2023, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

10. DUE TO RELATED PARTIES (Continued)

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of December 31, 2023, the Company owed TN3 $95,000 of the redemption price and was in default.

Also in connection with closing the redemption transaction, on March 14, 2022, the Company entered into a common stock distribution agreement with Innovest Global, Inc. Innovest acquired 7.5 million shares of the common stock when Innovest sold StemVax, LLC to NovAccess in September 2020. Pursuant to the stock distribution agreement, Innovest agreed to distribute its NovAccess common stock to Innovest’s shareholders. Innovest has not completed the distribution.

11. COMMITMENTS AND CONTINGENCIES

There are no material pending legal proceedings to which we are a party, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Under the terms of the August 2021 Note, the February 2022 Note, the May 2022 Note, the February 2023 Letter Agreement and the June 19, 2023, Letter Agreement, the Company issued a total of 2,825,000 shares of common stock or pre-funded warrants as commitment fees. If the lender is unable to sell the shares for at least $1,325,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,325,000. The difference between the fair value of the 2,825,000 shares as on December 31, 2023, and the guaranteed sale amount was recorded as a provision for guaranteed commitment fees and included in the accrued expenses (see Note 9).

12. SUBSEQUENT EVENTS

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

DECEMBER 31, 2023 AND 2022

12. SUBSEQUENT EVENTS (Continued)

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

Issuance of Common Shares

On various dates since December 31, 2023, the holder of the April 11, 2023, Note has converted a further $42,500 of the principal balance into shares of common stock. The Company issued 3,718,032 shares of common stock for these conversions.

Loan Agreements

On February 8, 2024, the Company borrowed a further $19,444 under the December 29, 2023, letter agreement.

On February 20, 2024, the lender advanced the Company a further $25,000 to cover basic operating expenses. The parties are currently negotiating the terms of a further loan that is expected to provide the Company with another $50,000 over the next two months.

Bridge Loans

On January 26, 2024, Jason Anderson loaned the Company $2,000 to address short-term cash needs. The loan is non-interest bearing and has the same terms as Mr. Anderson’s other loans discussed above.

Default Notice

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

The estimated amount due including penalties and interest is $360,000. We do not have the funds required to repay the notes. If we do not make the payment, 1800 Diagonal and 13 Paul Lending will have the right to convert the amounts outstanding into shares of our common stock at a significant discount to the market price, in additional to other rights and remedies under the note.

Extension of Due Dates on Loans

On January 31, 2024, the Holders of the February 2022 Note, the May 2022 Note, the July 2023 Related Party Note, the August 2022 Notes, the February 2023 Letter Agreement, the June 19, 2023 Letter Agreement and the Related Party Non-Interest Bearing note all agreed to extend the due date on the loans until February 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed in this Quarterly Report and under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023.

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

StemVax is a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, President of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain U.S. Food and Drug Administration (“FDA”) approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase IIa application. We currently plan to submit an IND application in 2024 if funding is available. In August 2022, we filed an application with the FDA for orphan drug designation (“ODD”) for TLR-AD1, which was granted in October 2022. Receiving ODD status represents a milestone in the development of TLR-AD1 and provides us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among other benefits.

We believe that investing in the biotechnology industry will significantly increase value for our shareholders. However, we cannot guarantee that we will be successful in this endeavor or that we can obtain the funding necessary to commercialize StemVax Glioblast or locate, acquire and finance the acquisition of additional biotechnology companies.

Results of Operations for the three months ended December 31, 2023, compared to three months ended December 31, 2022

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the fiscal quarters ended December 31, 2023, and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $274,306 during the three months ended December 31, 2023, to $207,849 as compared to $482,155 for the three months ended December 31, 2022. The decrease in SG&A expenses during the three months ended December 31, 2023, included a reduction in consulting services for investor relations of $223,741 and lower expenses for legal and accounting fees as the Company reduced services given the funding situation.

Research and Development Expenses

The research and development expense increased by $14,734 for the three months ended December 31, 2023, to $49,697 as compared to $34,963 for the three months ended December 31, 2022. The increase was the result of more time spent on expanding our portfolio of intellectual property.

Other Income/(Expenses)

Other income/(expense) improved by $3,626,044 from other expense of $2,114,288 for the three months ended December 31, 2022, to other income of $1,511,756 for the three months ended December 31, 2023. The change in derivative liability was the most significant change and was a gain of $1,858,953 in the current quarter as opposed to a loss of $2,081,584 in the December 2022 quarter. The gain was the result of lower volatility in the stock price, a shorter term and a lower stock price compared to the previous quarter. There was also an improvement in interest expense of $228,640 as a result of lower amortization of debt discount costs. These reductions were partially offset by the increase in the commitment fee guarantee of $226,000 compared to a reduction of $267,750 in the previous year’s quarter. This was due to the lower stock price in the quarter.

Net Income/Loss

For the three months ended December 31, 2023, our net income was $1,303,593 as compared to a net loss of $2,631,406 for the same period in 2022. The increase in net income of $3,934,999 was due to the items described above.

Liquidity and Capital Resources

We had a working capital deficit at December 31, 2023, of $6,429,176 as compared to a working capital deficit of $7,798,484, as of September 30, 2023. The decrease of $1,369,308 in the working capital deficit was the result of the reduction of $1,856,381 in the derivative liability because of the lower stock price, lower volatility and the shorter term of the corresponding loans. This was partially offset by increases in accounts payable of $75,842 and accrued expenses and other current liabilities of $378,874.

For the three months ended December 31, 2023, our cash flow used by operating activities was $39,910 as compared to cash flow used by operating activities of $159,307 for the three months ended December 31, 2022. The decrease in cash flow used by operating activities was primarily due to changes in assets and liabilities described above as well as a reduction in operating activities because of the cash situation.

The Company will need to raise additional funds to finance its ongoing operations, complete its IND application to the FDA and to make payments under its loan agreements. We expect this will require at least $3.0 million through December 31, 2024. We plan to raise this capital through the issuance of additional common stock as well as obtaining additional debt as needed. On December 29, 2023, we entered into a securities purchase agreement with Sumner Global LLC, an affiliate of Sumner Investment Group Inc. (“Sumner”), pursuant to which Sumner agreed to purchase 33.0 million newly issued shares of our unregistered common stock for $0.11 a share, or $3.63 million in total, and to loan us $7.05 million. The transaction is subject to a number of contingencies, including Sumner completing its planned capital raise and there having been no material adverse effect on our business, operations, assets, financial condition or prospects. As a result, we cannot guarantee that the transaction will be completed when we expect, or whether the transaction will close at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because NovAccess is a “smaller reporting company” as defined by the Securities and Exchange Commission, we are not required to provide additional market risk disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of December 31, 2023. Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, as a result of a material weakness. Our independent auditors recorded adjustments to our financial statements that resulted in changes to the financial statements.

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

There was a change in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our first fiscal quarter that could have materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. We identified a material weakness because our independent auditors recorded adjustments to our financial statements that resulted in changes to the financial statements.

Part II — Other Information

Item 1. Legal Proceedings.

We are not involved in any legal proceedings.

Item 1A. Risk Factors.

Please refer to the risk factors listed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023, for information relating to certain risk factors applicable to NovAccess.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2023, we issued a convertible promissory note in the original principal amount of $79,250 to 1800 Diagonal Lending LLC. During the quarter ended December 31, 2023, 1800 Diagonal converted $59,500 of the principal of the note into shares of common stock, leaving a principal balance of $19,750. We issued 4,420,611 shares of common stock for these conversions at an average price of $0.013 per share. These issuances of shares to 1800 Diagonal were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

During the quarter ended December 31, 2023, we issued 208,752 unregistered shares of our common stock for accounting and investor relations services. 108,750 of these shares were issued to a related party.

The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended December 31, 2023, NovAccess was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended December 31, 2023.

Item 6. Exhibit and Financial Statement Schedules.

(a) Financial Statement Schedules (see Item 1 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2022
(ii) the Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2023, and December 31, 2022,
(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three Months Ended December 31, 2023, and December 31, 2022,
(iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2023, and December 31, 2022, and
(v) Related Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: February 27, 2024	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2024	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)