Form 10-K/A
period 2023-09-30
NovAccess Global Inc.
filed 2024-04-24
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Table of Contents

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

Audit Firm ID	Auditor Name	Auditor Location
2738	M&K CPAS, PLLC	The Woodlands, TX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the NovAccess Global Inc. (“NovAccess,” “we” and “our”) Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission (“SEC”) on February 9, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to correct an error in Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting where we inadvertently substituted “disclosure controls and procedures” for “internal control over financial reporting” in one instance. We have restated Item 9A in its entirety for the reader’s convenience. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC after the date of the Original Filing.

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

Our management team, with the participation of Messrs. Irvin and Laird, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023

Changes in Internal Control Over Financial Reporting

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

NovAccess Global Inc.

Date: April 24, 2024	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2024	/s/ John A. Cassarini
John A. Cassarini, Chairman of the Board

Date: April 24, 2024	/s/ Dwain K. Irvin
Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2024	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)