Form 10-Q
period 2024-03-31
NovAccess Global Inc.
filed 2024-05-15
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 44,602,725 shares of common stock outstanding on May 10, 2024.

Part I- Financial Information

Item 1. Financial Statements

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	September 30, 2023
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$9,812	$21,415
Prepaid expenses	75,833	40,833

TOTAL ASSETS	$85,645	$62,248

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$636,784	$514,686
Accrued expenses and other current liabilities	2,642,342	1,982,567
Derivative and warrants liabilities	1,314,660	2,982,382
Due to related parties	181,217	181,217
Short term loans, related parties	34,000	21,000
Convertible promissory notes, net of debt discount and debt issuance costs of $55,670 and $0 respectively	2,118,038	2,166,380
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $0, respectively	12,500	12,500

Total Current Liabilities	6,939,541	7,860,732

TOTAL LIABILITIES	6,939,541	7,860,732

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 shares issued and outstanding, respectively	6	6
Common stock, no par value; 2,000,000,000 authorized common shares 30,512,014 and 21,744,209 shares issued and outstanding, respectively	43,784,278	43,683,197
Additional paid in capital	5,338,906	5,335,398
Paid in capital, common stock option and warrants	5,367,273	5,338,273
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(66,091,467)	(66,902,466)

TOTAL SHAREHOLDERS' DEFICIT	(6,853,896)	(7,798,484)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$85,645	$62,248

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

SALES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Research and development expenses	36,275	41,036	85,972	76,000
Selling, general and administrative expenses	196,280	1,013,952	404,129	1,496,106

TOTAL OPERATING EXPENSES	232,555	1,054,988	490,101	1,572,106

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(232,555)	(1,054,988)	(490,101)	(1,572,106)

OTHER INCOME/(EXPENSES)
Gain (Loss) on change in derivative liability	(125,317)	1,964,593	1,733,636	(116,991)
Change in commitment fee guarantee	(28,250)	(193,625)	(254,250)	74,125
Interest expense	(106,472)	(262,216)	(178,286)	(562,670)

TOTAL OTHER INCOME/(EXPENSES)	(260,039)	1,508,752	1,301,100	(605,536)

NET INCOME (LOSS)	(492,594)	453,764	810,999	(2,177,642)

Deemed dividend on warrant re-pricing	-	(44,241)	-	(44,241)

Net income (loss) attributable to common shareholders	(492,594)	409,523	810,999	(2,221,883)

BASIC INCOME (LOSS) PER SHARE	$(0.02)	$0.02	$0.03	$(0.11)

DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$(0.03)	$(0.00)	$(0.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	28,310,935	20,698,747	25,828,176	19,832,524
DILUTED	28,310,935	45,601,456	368,598,520	19,832,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)

Common stock issued for services	-	-	1,490,521	259,702	-	-	-	-	259,702
Common stock issued, subscriptions	-	-	525,000	55,000	(5,000)	-	-	-	50,000
Stock issued as commitment fee on promissory note extension	-	-	500,000	82,500	-	-	-	-	82,500
Stock Compensation - Options	-	-	-	-	-	563,314	-	-	563,314
Warrant expense	-	-	-	-	-	148,500	-	-	148,500
Net Loss	-	-	-	-	-	-	-	(2,177,642)	(2,177,642)
Balance as of March 31, 2023 (Unaudited)	600	$6	21,185,028	$43,623,184	$5,335,398	$4,922,774	$4,747,108	$(64,355,162)	$(5,726,692)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2023	600	$6	21,744,209	$43,683,197	$5,335,398	$5,338,273	$4,747,108	$(66,902,466)	$(7,798,484)

Common stock issued for services	-	-	417,504	6,159	-	-	-	-	6,159
Common stock issued on conversion of loans	-	-	8,350,301	94,922	-	-	-	-	94,922
Imputed interest on related party loans	-	-	-	-	3,508	-	-	-	3,508
Warrant expense on loan extension	-	-	-	-	-	29,000	-	-	29,000
Net Income	-	-	-	-	-	-	-	810,999	810,999
Balance as of March 31, 2024 (Unaudited)	600	$6	30,512,014	$43,784,278	$5,338,906	$5,367,273	$4,747,108	$(66,091,467)	$(6,853,896)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of December 31, 2022 (Unaudited)	600	$6	20,326,276	$43,489,152	$5,335,398	$4,210,960	$4,747,108	$(64,808,926)	$(7,026,302)

Common stock issued for services	-	-	208,752	36,532	-	-	-	-	36,532
Common stock issued, subscriptions	-	-	150,000	15,000	-	-	-	-	15,000
Stock issued as commitment fee on promissory note extension	-	-	500,000	82,500	-	-	-	-	82,500
Stock Compensation - Options	-	-	-	-	-	563,314	-	-	563,314
Warrant expense	-	-	-	-	-	148,500	-	-	148,500
Net Loss	-	-	-	-	-	-	-	453,764	453,764
Balance as of March 31, 2023 (Unaudited)	600	$6	21,185,028	$43,623,184	$5,335,398	$4,922,774	$4,747,108	$(64,355,162)	$(5,726,692)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of December 31, 2023 (Unaudited)	600	$6	23,955,540	$43,717,268	$5,338,042	$5,367,273	$4,747,108	$(65,598,873)	$(6,429,176)

Common stock issued for services	-	-	208,752	2,088	-	-	-	-	2,088
Common stock issued on conversion of loans	-	-	6,347,722	64,922	-	-	-	-	64,922
Imputed interest on related party loans	-	-	-	-	864	-	-	-	864
Net Income	-	-	-	-	-	-	-	(492,594)	(492,594)
Balance as of March 31, 2024 (Unaudited)	600	$6	30,512,014	$43,784,278	$5,338,906	$5,367,273	$4,747,108	$(66,091,467)	$(6,853,896)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the Six Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$810,999	$(2,177,642)
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	31,522	432,083
Loss (Gain) on change in derivative liability	(1,733,636)	116,991
Warrants issued for loan extension	29,000	-
Imputed interest on related party loan	3,508	-
Stock issued and issuable for services	6,159	259,702
Stock based compensation	-	711,814
Fair value of commitment shares issued for loans	-	82,500
Changes in Assets and Liabilities:
Prepaid expenses	(35,000)	(20,818)
Accounts payable	126,570	71,147
Accrued expenses and interest on notes payable	659,775	167,713

NET CASH USED IN OPERATING ACTIVITIES	(101,103)	(356,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	-	50,000
Proceeds from short term loans related parties	13,000	8,500
Proceeds from convertible notes payable	76,500	340,000
Payments to related party for redemption of preferred stock	-	(5,000)
Principal payments on convertible debt	-	(79,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,500	314,250

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED BY INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(11,603)	(42,260)

CASH, BEGINNING OF PERIOD	21,415	64,251

CASH, END OF PERIOD	$9,812	$21,991

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$17,711
Taxes paid	$-	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued on conversion of convertible note	$94,922	$-
Initial derivative recognition on new loans and warrants	$65,914	$370,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED

MARCH 31, 2024 AND 2023

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. The Company has obtained funds from its shareholders and from lenders since its inception through the period ended March 31, 2024. Management believes the existing shareholders, prospective new investors and lenders will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

The computation of diluted net earnings (loss) per share is similar to the computation of basic net earnings (loss) per share except that the numerator may have to adjust for income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock, and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through stock options, warrants or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options and warrants, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(492,594)	$409,523	$810,999	$(2,221,883)
Denominator:
Weighted average number of common shares outstanding	28,310,935	20,698,747	25,828,176	19,832,524
Net income (loss) per share	$(0.02)	$0.02	$0.03	$(0.11)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(492,594)	$409,523	$810,999	$(2,221,883)
Interest and issuance cost accretion	-	240,190	156,075	-
Gain on change of derivative liability	-	(1,964,593)	(1,733,636)	-
Net income (loss) per share, diluted	$492,594	$(1,314,880)	$(766,562)	$(2,221,883)
Denominator:
Weighted average number of common shares outstanding	28,310,935	20,698,747	25,828,176	19,832,524
Preferred shares converted to common shares	-	6,000,000	6,000,000	-
Options to purchase common stock	-	1,885,714	-	-
Warrants to purchase common shares	-	942,857	-	-
Potential shares issuable on convertible debt	-	16,074,138	336,770,344	-
Weighted average number of common shares outstanding, diluted	28,310,935	45,601,456	368,598,520	19,832,524
Net income (loss) per share, diluted	$(0.02)	$(0.03)	$(0.00)	$(0.11)

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition, the following securities were not included in the computation of diluted share for the quarters and six months ended March 31, 2024 and 2023, because they were antidilutive, but could potentially dilute earnings per share in the future:

	For the three months ended		For the Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Preferred shares converted to common shares	6,000,000	-	-	6,000,000
Options to purchase common stock	-	-	-	1,885,714
Warrants to purchase common shares	-	-	-	942,857
Potential shares issuable on convertible debt	339,274,373	-	-	15,331,134
Total shares excluded from diluted EPS calculation	345,274,373	-	-	24,159,705

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of March 31, 2024, and September 30, 2023. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at March 31, 2024, and September 30, 2023:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2023	$2,253,391	$-	$-	$2,253,391
Derivative Liability warrants at fair value as of September 30, 2023	728,991	-	-	728,991
Total Derivative Liability as of September 30, 2023	$2,982,382	$-	$-	$2,982,382
Derivative Liability at fair value as of March 31, 2024	$1,248,595	-	-	$1,248,595
Derivative Liability warrants at fair value as of March 31, 2024	66,065	-	-	66,065
Total Derivative Liability as of March 31, 2024	$1,314,660	-	-	$1,314,660

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Fiscal year 2023 initial derivative liabilities	480,958	332,753	813,711
Net loss on change in fair value of derivative liability	802,495	163,629	966,124
Extinguishment of derivative	(237,465)	-	(237,465)
Ending balance as of September 30, 2023	$2,253,391	$728,991	$2,982,382
Initial recognition of new loans	65,914	-	65,914
Net gain on change in fair value of derivative liability	(1,070,710)	(662,926)	(1,733,636)
Ending balance as of March 31, 2024	$1,248,595	$66,065	$1,314,660

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets”, which amends and enhances the disclosure requirements for crypto assets. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company has evaluated the effects of the adoption of ASU No. 2022-08, and it is not expected to have an impact on the Company’s Consolidated Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s Consolidated Financial Statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying financial statements.

3. CAPITAL STOCK

As of March 31, 2024, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of March 31, 2024, the Company had 600 shares of issued and outstanding Series B Preferred held by Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of the Company.

Each share of outstanding Series B Preferred Stock entitles the holder to cast 40,000 votes. Each share of Series B Preferred Stock is convertible at the option of the holder into 10,000 common shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of shares of Series B Preferred Stock shall be paid out based on an as converted basis. Dividends for Series B Preferred Stock shall be declared on an as converted basis.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

3. CAPITAL STOCK (Continued)

Common Stock

During the six months ended March 31, 2024, the Company issued 8,767,805 shares of common stock.

The Company issued 8,350,301 shares on the conversion of the April 11, 2023 Note and the April 24, 2023 Note representing principal of $79,250 plus interest of $4,472, and principal of $11,200 respectively. The debt was converted within the terms of the agreements (as discussed below in Note 4).

The Company issued 417,504 shares to various vendors for services provided for a value of $6,159 recorded at fair value of shares on the respective grant dates and including 217,500 shares issued to a related party for services provided amounting to $3,208 recorded at the fair value of shares on the respective grant dates.

During the six months ended March 31, 2023, the Company issued 2,515,521 shares of common stock. 1,490,521 shares were issued to various vendors for services provided including 217,500 shares issued to a related party for services provided; 525,000 shares were issued in relation to stock subscriptions; and 500,000 shares were issued as commitment fees in connection with the letter agreement issued on February 9, 2023.

4. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as on March 31, 2024	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as on March 31, 2024	Derivative balance as on March 31, 2024

2013 Note	$12,000	$-	$12,000	$-
2014 Note	50,880	-	50,880	134,334
2017 Note	115,000	-	115,000	283,699
February 2022 Note	250,000	-	250,000	95,363
May 2022 Note	1,000,000	-	1,000,000	402,643
August 2022 Note	100,000	-	100,000	-
February 2023 Note	265,000	-	265,000	100,086
April 24, 2023 Note	43,050	-	43,050	32,537
June 19, 2023 Note	75,000	-	75,000	28,397
June 20, 2023 Note	55,000	-	55,000	43,074
August 16, 2023 Note	55,000	-	55,000	44,905
August 17, 2023 Note	55,000	-	55,000	44,660
December 29, 2023 Note	29,444	-	29,444	10,166
February 27, 2024 Note	68,334	(55,670)	12,664	28,731
Total	2,173,708	(55,670)	2,118,038	1,248,595

2013 Note

On October 1, 2013, the Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of March 31, 2024, the outstanding principal balance was $12,000 and accrued interest was $1,200. This loan is in default.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

4. CONVERTIBLE PROMISSORY NOTES (Continued)

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015, through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. As of March 31, 2024, the outstanding principal balance was $50,880 and accrued interest was $39,254.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. During the period ended June 30, 2023, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2024. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of March 31, 2024, the outstanding principal balance was $115,000 and accrued interest was $75,353.

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022, in connection with the issuance of the May 2022 Note described below. As of March 31, 2024, the balance on the August 2021 Note was $0.

In connection with the February 2023 Letter Agreement (described below) the warrants issued in connection with this note were repriced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before the conversion. In July 2022, the Company extended the term of the February 2022 note for another six months until February 15, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50. The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on March 31, 2024, was $0. As of March 31, 2024, the principal balance outstanding was $250,000 and accrued interest was $31,250.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

On June 8, 2023, the Company entered into a further letter agreement which extended the due date of the note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024, and on May 13, 2024, to a further extension until May 31, 2024.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01. The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2024, was $0. As of March 31, 2024, the principal balance outstanding was $1,000,000 and the accrued interest was $187,500.

On February 9, 2023, the Company entered into a letter agreement in connection with the May 2022 Note deferring all interest payments from January 1, 2023, until May 9, 2023.

On June 8, 2023, the Company entered into a further letter agreement which extended the due date of the of the note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024, and on May 13, 2024, to a further extension until May 31, 2024,

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matured on August 8, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2024, was $0. As of March 31, 2024, the balance outstanding was $100,000 and accrued interest was $27,068.

On August 3, 2023, the Company and the holder signed an agreement extending the loan until November 8, 2023, with an interest rate of 14% commencing on August 9, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, in return for an additional fee of $5,000. On May 9, 2024, the Holder agreed to a third extension until August 10, 2024, in exchange for an interest rate change to 20% retroactive to August 9, 2022. The catch-up interest expense impact to the Company financials will be about $5,000.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

4. CONVERTIBLE PROMISSORY NOTES (Continued)

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note was to mature on September 22, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 and prepayment penalty of $20,594 on March 12, 2023. As of March 31, 2024, the balance outstanding was $0.

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note was to mature on November 1, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $2,109 and prepayment penalty of $14,277 on April 24, 2023. As of March 31, 2024, the balance outstanding was $0.

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note was to mature on December 7, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding, to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. On June 13, 2023, the lender converted $12,000 of the amount due into 141,677 shares of the Company and on June 20, 2023, the Company repaid the balance of the loan together with $2,260 in interest and $11,315 in prepayment penalty. As of March 31, 2024, the balance outstanding was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

4. CONVERTIBLE PROMISSORY NOTES (Continued)

February 2023 Letter Agreement

On February 9, 2023, the Company entered into a letter agreement, whereby the Company borrowed an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan was due on May 9, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the loan. Pursuant to this agreement, the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock which were valued at $82,500 based on the share price on the date of the agreement. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. As of March 31, 2024, the unamortized debt discount balance was $0, the principal balance outstanding was $265,000 and accrued interest was $30,181.

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

On June 8, 2023, the Company entered into a letter agreement which extended the due date of the February 22 note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024, and on May 13, 2024, agreed to a further extension until May 31, 2024.

April 11, 2023 Note

On April 11, 2023, the Company issued a convertible promissory note for the principal sum of $79,250 plus accrued interest (the “April 11, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 11, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $75,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining debt discount and debt issuance cost balance was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. During the six months ending March 31, 2024, on various dates the $79,250 principal of the loan and accrued interest was converted to 6,953,792 common shares within the terms of the note with no gain or loss. As of March 31, 2024, the principal balance outstanding was $0, and the accrued interest was $0.

April 24, 2023 Note

On April 24, 2023, the Company issued a convertible promissory note in the original principal amount of $54,250 plus accrued interest (the “April 24, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 24, 2024. In case of default in repayment of the outstanding amount on the due date the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance costs was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. On March 14, 2024, $11,200 of the loan was converted to 1,396,509 common shares within the terms of the note with no gain or loss. As of March 31, 2024, the principal balance outstanding was $43,050 and the accrued interest was $3,977.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

4. CONVERTIBLE PROMISSORY NOTES (Continued)

June 19, 2023 Letter Agreement

On June 19, 2023, the Company entered into a letter agreement whereby it borrowed a further $75,000 which was added to the May 2022 Note. This loan bears interest at 15% a year and originally matured on July 16, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the $75,000 loan. In connection with this loan the Company issued 750,000 warrants at an exercise price of $0.0001 per share. The initial recognition of the derivative liability was $75,000 which is amortized over the life of the loan. As of March 31, 2024, the principal balance outstanding was $75,000 and accrued interest was $8,750.

On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, and on May 13, 2024, agreed to a further extension until May 31, 2024.

June 20, 2023 Note

On June 20, 2023, The Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “June 20, 2023 Note”). The loan bears interest at 8% a year and matures on June 20, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $17,937 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. As of March 31, 2024, the principal balance outstanding was $55,000 and accrued interest was $3,375. The note is no longer in default.

August 16, 2023 Note

On August 16, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 16, 2023, Note”). The note bears interest at 8% a year and matures on August 16, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $52,800 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $2,200 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan was in default as a result of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. As of March 31, 2024, the principal balance outstanding was $55,000 and accrued interest was $2,748. The loan is no longer in default.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

4. CONVERTIBLE PROMISSORY NOTES (Continued)

August 17, 2023 Note

On August 17, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 17, 2023 Note”). The note bears interest at 8% a year and matures on August 17, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $50,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan was in default as a result of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. As of March 31, 2024, the principal balance outstanding was $55,000 and accrued interest was $2,736. The loan is no longer in default.

December 29, 2023 Letter Agreement

On December 29, 2023, the Company entered into a letter agreement with the holder of the February 2022 Note. Under this agreement the holder agreed to loan the Company an additional $29,444 to be added to the principal of the February 2022 Note. An initial amount of $10,000 was loaned on December 29, 2023, with the remaining amount of $19,444 loaned to the Company on February 8, 2024. The loan has an original interest discount of 10% and bears interest at 10% per annum. As of March 31, 2024, the principal balance outstanding was $29,444 and accrued interest was $537. On May 13, 2024, the Holder agreed to a further extension until May 31, 2024.

As part of this agreement, the Company agreed to extend the life on each of the warrants previously issued to the holder by two years.

February 27, 2024 Note

On February 27, 2024, the Company issued a convertible promissory note in the principal amount up to $100,000 plus accrued interest (the “February 27, 2024 Note”). The note has an original interest discount of 20%, bears interest at 12% per calendar year and matures on August 27, 2024. The terms of the note included payment in three tranches on February 27, 2024, March 15, 2024, and April 15, 2024.In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 18% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to the lowest trading price for the common stock during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of the derivative liability of $47,293 was recorded in debt discount and will be amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt issuance discount and will be amortized over the term of the loan. As of March 31, 2024, the principal balance outstanding was $68,334 and accrued interest was $572.

Evaluation of Financing Transactions

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

MARCH 31, 2024 AND 2023

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 5.4% and 5.5%
Stock volatility factor	Between 97% and 128%
Years to Maturity	Between 1 months and 5 months
Expected dividend yield	None

5. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3.0 million. In November 2022, the holder agreed to extend the term of the note until April 2023 and in April 2023 agreed to a further extension until August 31, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on March 31, 2024, was $0. As of March 31, 2024, the balance outstanding net of debt discount was $12,500 and accrued interest was $2,508. On January 3, 2024, the holder agreed to a further extension until January 31, 2024, and on January 31, 2024, to an extension until February 29, 2024, and on April 23, 2024, agreed to a further extension until June 15, 2024.

6. SHORT TERM LOANS, RELATED PARTIES

On July 28, 2022, the Company entered into a short-term interest free loan agreement amounting to $12,500, with Jason M. Anderson, an independent member of our board of directors, to fund operations until longer term financing can be obtained by the Company. The loan terms required repayment of all amounts outstanding under the loan on the earlier of: (a) October 31, 2022 or (b) the receipt by the Company of debt or equity financing of $3.0 million.

On February 9, 2023, the Company entered into a second interest-free loan agreement with Mr. Anderson amounting to $8,500. The loan does not bear interest (except on default) and was due on the earlier of August 31, 2023, or our receipt of debt or equity financing of at least $3.0 million.

On January 26, 2024, Jason Anderson loaned the Company a further $2,000 to address short-term cash needs. The loan is non-interest bearing and has the same terms as Mr. Anderson’s previous loans discussed above.

Mr. Anderson has agreed to various extensions on these loans, the most recent being on April 23, 2024, extending the due date until June 15, 2024.

On December 21, 2023, our Chairman, John A. Cassarini loaned the Company $10,000 to address short-term cash need. Our Chief Financial Officer, Neil J. Laird loaned the Company $1,000. These loans do not bear interest and do not have a specified due date but are expected to be paid in full upon completion of the Sumner transaction or other financing.

For the six months ended March 31, 2024, imputed interest of $3,508 on these related party loans was charged to interest expense and credited to additional paid-in capital.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

7. WARRANTS

On August 20, 2021, for value received in connection with the August 2021 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

On February 16, 2022, for value received in connection with the February 2022 Note, the Company issued 500,000 warrants to the lender with an exercise price of $1.50 per share with a five-year exercise period. On February 9, 2023, the Company entered into a letter agreement in connection with the August 2021 Note, whereby the exercise price of the warrants issued on the August 2021 Note was reduced to $0.20 per share. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

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

Common stock price	$0.165
Risk free interest rate	Between 3.8% and 3.7%
Stock volatility factor	Between 156% and 159%
Years to Maturity	Between 3.2 and 4.1 years
Expected dividend yield	None

On May 10, 2022, for value received in connection with the issuance of the May 2022 Note, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.01 per share with a five-year exercise period. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

On February 9, 2023, for value received in connection with the issuance of the February 2023 Note and extending the payment terms on previously issued notes, the Company issued 1,000,000 warrants to the lender with an exercise price of $0.20 per share with a five-year exercise period. The fair value of the warrant issued in relation to the letter agreement issued in February 2023, was recorded as stock compensation expense amounting to $148,500. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

In connection with a letter agreement on June 8, 2023, to extend the due date of the February 2022 Note, the May 2022 Note and the February 2023 letter agreement until June 30, 2023, the Company issued common stock purchase warrants at $0.20 a share with a five-year term. 1,000,000 warrants were issued on June 8, 2023, 500,000 warrants were issued on June 15, 2023, and 500,000 warrants were issued on June 30, 2023. The fair value of the warrant issued in relation to the letter agreement issued on June 2023, was recorded as expense amounting to $238,412. On December 29, 2023, in connection with the letter agreement discussed above, the life of this warrant was extended by two years.

On June 19, 2023, for value received in connection with the issuance of the June 20, 2023, letter agreement, the Company issued a warrant to purchase 750,000 shares of common stock for $0.0001 a share with a seven-year term.

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

7. WARRANTS (Continued)

The Company valued the impact of the two-year extension of the term on all of the above warrants using the Black-Scholes model based on the following significant inputs and recorded an expense of $29,000.

	5 Year	7 Year
Common stock price	$0.02	$0.02
Risk free interest rate	Between 3.8% and 4.0%	Between 3.8% and 3.9%
Stock volatility factor	Between 147% and 158%	Between 143% and 152%
Years to Maturity	Between 2.6 and 4.6 years	Between 4.6 and 6.6 years
Expected dividend yield	None	None

On March 31, 2024, the fair value of the derivative liability of the warrants was $66,065 and $728,991 as of September 30, 2023.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.2% and 4.3%
Stock volatility factor	Between 144% and 158%
Years to Maturity	Between 4.4 and 6.4 years
Expected dividend yield	None

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

8. OPTIONS (Continued)

A summary of the Company’s options activity and related information follows for the quarter ended March 31, 2024:

March 31, 2024
Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	5,542,857	$0.115
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	5,542,857	$0.115

At March 31, 2024, the weighted average remaining contractual life of options outstanding:

	March 31, 2024
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	6.50
$0.175	3,542,857	3,542,857	8.95

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following as of March 31, 2024, and September 30, 2023:

	March 31, 2024	September 30, 2023
Accrued liabilities	22,895	11,154
Interest payable	426,688	289,101
Provision for guaranteed commitment fees (1)	1,296,750	1,042,500
Accrued payroll	101,560	3,875
Deferred compensation	676,994	571,763
License Fees Payable	40,402	40,402
Insurance finance liability	77,053	23,772
	$2,642,342	$1,982,567

(1) Under the terms of the August 2021 Note, the February 2022 Note, the May 2022 Note, the February 2023 Letter Agreement and the June 19, 2023 Letter Agreement, the Company issued a total of 2,825,000 shares of common stock or pre-funded warrants as commitment fees. If the lender is unable to sell the shares for at least $1,325,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,325,000. The difference between the fair value of the 2,825,000 shares as on March 31, 2024, and the guaranteed sale amount was recorded as a provision for guaranteed commitment fees and included in the table above.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

10. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of March 31, 2024, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of March 31, 2024, the Company owed TN3 $95,000 of the redemption price and was in default.

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

MARCH 31, 2024 AND 2023

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

Issuance of Common Shares

On various dates since March 31, 2024, the Holder of the April 24, 2023 Note has converted a further $18,510 of the principal balance into shares of common stock. The Company issued 3,085,000 shares of common stock for these conversions. The note was paid in full including interest on April 22, 2024 in the amount of $28,665.

On various dates since March 31, 2024, the Holder of the June 20, 2023 Note converted $21,380 of the principal balance into shares of common stock. The Company issued 5,405,711 shares of common stock for these conversions.

On various dates since March 31, 2024, the Holder of the August 16, 2023 Note converted $14,377 of the principal amount on the note for 3,100,000 shares of common stock.

Loan Agreements

On April 15, 2024, the Company received the final tranche of $25,000 payable under the February 27, 2024, Note.

On April 29, 2024, the Company received a further loan of $25,600. The terms include 2,500,000 common shares of the Company issued to the Holder of the Note.

On May 13, 2024, the Company paid $100,000 to the Holder of the June 20, 2023 Note and the August 17, 2023, Note as full settlement of all outstanding principal, interest and prepayment penalties on the two notes.

Also on May 13, 2024, the Company borrowed $117,000 from a third party. The terms include a 10% OID, interest of 12% per annum and 10,000,000 five-year prefunded warrants of which 3,000,000 may be repurchased by the Company for $1 if all amounts due to the Holder are paid within 90 days. The net proceeds from this loan were used to pay off the loans discussed above.

Extension of Due Dates on Loans

On April 23, 2024, the related parties of Jason Anderson and the Holder of the July 22, 2023, Note, at the request of the Company agreed to an extension of the loans due date to June 15, 2024.

On May 9, 2024, the Holder of the August 2022 Note agreed to an extension of the loan until August 10, 2024, in exchange for an interest rate change to 20% retroactive to August 9, 2022. The catch-up interest expense impact for the Company financials will be about $5,000.

On May 13, 2024, the Holder of the February 2002 Note, May 2022 Note, February 2023 Letter Agreement, June 19, 2023, Letter Agreement and December 29, 2023, Letter Agreement agreed to a further extension on their loans until May 31, 2024.

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

Recent Events

On April 22, 2024, we procured a new intellectual property license from Cedars-Sinai Medical Center to further advance the Company’s immunotherapy platform. The license pertains to the use of Isocitrate Dehydrogenase-1 (IDH1), a protein previously known to impact cell metabolism, to predict responsiveness to vaccine immunotherapy in treating highly malignant brain tumors such as glioblastoma multiforme (GBM). IDH1 is commonly mutated in brain and other tumors, but research published by the president of StemVax shows that it surprisingly predicts antitumor responses after vaccine therapy through a unique molecular mechanism. Because of this, IDH1 expression discerns long from short survivors after vaccine therapy in patients with brain tumors such as GBM.

Results of Operations for the three months ended March 31, 2024, compared to three months ended March 31, 2023

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the three months ended March 31, 2024, and 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $817,672 during the three months ended March 31, 2024, to $196,280 as compared to $1,013,952 for the three months ended March 31, 2023. The decrease in SG&A expenses during the three months ended March 31, 2024, was related primarily to stock-based compensation of $563,314 for options granted in the prior year quarter and warrants issued for value $148,500 in the prior year quarter with none in the current quarter. Also in the prior year the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock for an expense of $82,500 for the February 2023 letter agreement and there was a continued reduction in consulting services for investor relations fees of $16,950 from the prior year.

Research and development expenses

The research and development expense marginally decreased by $4,761 for the three months ended March 31, 2024, to $36,275 as compared to $41,036 for the three months ended March 31, 2023. The primary reason for the decrease was on account of the decrease in costs for bio-technical services by $4,000.

Other Income/(Expenses)

Other expenses increased by $1,768,791 from other income of $1,508,752 for the three months ended March 31, 2023, to other expense of $260,039 for the three months ended March 31, 2024. The change was primarily due to the decrease in gain on change in derivative liability by $2,089,910. This was offset by the Company recording a lower expense for the make-whole provision on shares issued as loan commitment fees amounting to $165,375. The increase in other expenses was also partially offset by a reduction in interest expense of $155,744 during the current quarter because of lower debt amortization costs. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income/(Loss)

For the three months ended March 31, 2024, our net loss was $492,594 as compared to a net income of $409,523 for the same period in 2023. The decrease in net income of $902,117 was due to the increase in other expenses on account of loss on change in derivative liability, partially offset by the decrease in SG&A, as described above.

Results of Operations for the six months ended March 31, 2024, compared to six months ended March 31, 2023

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the in the six months ended March 31, 2024, and 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $1,091,977 during the six months ended March 31, 2024, to $404,129 as compared to $1,496,106 for the six months ended March 31, 2023. The decrease in SG&A expenses during the six months ended March 31, 2024, was related primarily to stock-based compensation of $563,314 for options granted in the prior year and warrants issued for value $148,500 in the prior year period with none in the current period. Also in the prior year the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock for an expense of $82,500 for the February 2023 letter agreement and there was a continued reduction in consulting services for investor relations fees of $240,691 from the prior year.

Research and development Expenses

The research and development expense increased by $9,972 for the six months ended March 31, 2024, to $85,972 as compared to $76,000 for the six months ended March 31, 2023. The increase was the result of more time spent on expanding our portfolio of intellectual property.

Other Income/(Expenses)

Other income increased by $1,906,636 from other expense of $605,536 for the six months ended March 31, 2023, to other income of $1,301,100 for the six months ended March 31, 2024. The change was primarily due to the Company recording an increase in gain on change in derivative liability of $1,850,627 and a reduction in interest expense of $384,384. These gains were offset by an increase in the make whole provision on shares issued as loan commitment fees amounting to $328,375 during the six months ended March 31, 2024. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income/(Loss)

For the six months ended March 31, 2024, our net income was $810,999 as compared to a net loss of $2,221,883 for the same period in 2023. The increase in net income of $3,032,882 was due to the increase in other income related to the current period gain on derivatives and the decrease in SG&A as described above.

Liquidity and Capital Resources

We had a working capital deficit at March 31, 2024, of $6,853,896 as compared to a working capital deficit of $7,798,484, as of September 30, 2023. The decrease of $944,588 in the working capital deficit was the result of a decrease in the derivative liability amounting to $1,667,722, offset by accrual increases of $254,250 for guaranteed commitment fees, $202,916 related to deferred compensation and payroll and $137,587 for accrued interest.

For the six months ended March 31, 2024, our cash flow used by operating activities was $101,103 as compared to cash flow used by operating activities of $356,510 for the six months ended March 3l, 2023. The decrease in cash flow used by operating activities was due to reduced payments related to salaries, legal, accounting and other services which was also reflected in lower borrowings.

Cash flow used by investing activities was $0 during the six months ended March 31, 2024, and March 31, 2023.

Cash flow provided by financing activities was $89,500 for the six months ended March 31, 2024, as compared to cash provided by financing activities of $314,250 during the same period in 2023. The decrease in cash flow provided by financing activities reflects the difficulty in raising funds due to the delays in the proposed Sumner financing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Dwain K. Irvin, and chief financial officer, Neil J. Laird, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of March 31, 2024. Based upon this evaluation, Messrs. Irvin and Laird concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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

There was a change in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our second fiscal quarter as we established enhanced review procedures to eliminate adjustments to our financial statements identified by our independent auditors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2023, we issued a convertible promissory note in the original principal amount of $79,250. For the six months ended March 31, 2024, the Holder converted the $79,250 principal plus $4,472 interest on the note into shares of common stock, leaving a principal balance of $0. We issued 6,953,792 shares of common stock for these conversions at an average price of $0.01204 per share. These issuances of shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

On April 24, 2023, we issued a convertible promissory note in the original principal amount of $54,250. For the six months ended March 31, 2024, the Holder converted the $11,200 principal on the note into shares of common stock, leaving a principal balance of $43,050. We issued 1,396,509 shares of common stock for these conversions at an average price of $0.00802 per share. These issuances of shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

For the three months ended March 31, 2024, we issued 208,752 unregistered shares of our common stock for accounting and investor relations services. 108,750 of these shares were issued to a related party.

The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended March 31, 2024, NovAccess was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended March 31, 2024.

Item 6. Exhibit and Financial Statement Schedules.

(a) Financial Statement Schedules (see Item 1 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Neil J. Laird
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023
(ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2024 and March 31, 2023,
(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Six Months Ended March 31, 2024 and March 31, 2023,
(iv) the Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended March 31, 2024 and March 31, 2023, and
(v) Related Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: May 15, 2024	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Neil J. Laird
Neil J. Laird, Chief Financial Officer
(Principal Financial and Accounting Officer)