Form 10-Q
period 2024-06-30
NovAccess Global Inc.
filed 2024-10-31
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 61,906,932 shares of common stock outstanding on October 29, 2024.

Part I- Financial Information

Item 1. Financial Statements

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$794	$21,415
Prepaid expenses	50,833	40,833

Total Current Assets	51,627	62,248

Investment	221,932	-

TOTAL ASSETS	$273,559	$62,248

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$738,756	$514,686
Accrued expenses and other current liabilities	2,782,570	1,982,567
Derivative and warrants liabilities	1,901,735	2,982,382
Due to related parties	181,217	181,217
Short term loans, related parties	34,000	21,000
Convertible promissory notes, net of debt discount and debt issuance costs of $134,126 and $0 respectively	2,039,003	2,166,380
Convertible promissory note related party, net of debt discount and debt issuance cost of $0 and $0, respectively	21,500	12,500

Total Current Liabilities	7,698,781	7,860,732

TOTAL LIABILITIES	7,698,781	7,860,732

SHAREHOLDERS' DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows: Preferred Stock Series B, $0.01 par value, 25,000 authorized 600 shares issued and outstanding, respectively	6	6
Common stock, no par value; 2,000,000,000 authorized common shares 61,906,932 and 21,744,209 shares issued and outstanding, respectively	44,083,357	43,683,197
Additional paid in capital	5,339,846	5,335,398
Paid in capital, common stock option and warrants	5,432,261	5,338,273
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(67,027,800)	(66,902,466)

TOTAL SHAREHOLDERS' DEFICIT	(7,425,222)	(7,798,484)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$273,559	$62,248

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

SALES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Research and development expenses	37,301	40,164	123,273	116,164
Selling, general and administrative expenses	278,048	444,481	682,177	1,940,587

TOTAL OPERATING EXPENSES	315,349	484,645	805,450	2,056,751

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(315,349)	(484,645)	(805,450)	(2,056,751)

OTHER INCOME/(EXPENSES)
Miscellaneous Income	15,379	56,082	15,379	56,082
Gain (Loss) on change in derivative liability	(445,550)	78,871	1,288,086	(38,120)
Change in commitment fee guarantee	(5,085)	(134,875)	(259,335)	(60,750)
Interest expense	(185,728)	(295,072)	(364,014)	(857,742)

TOTAL OTHER INCOME/(EXPENSES)	(620,984)	(294,994)	680,116	(900,530)

NET INCOME (LOSS)	(936,333)	(779,639)	(125,334)	(2,957,281)

Deemed dividend on warrant re-pricing	-	-	-	(44,241)

Net income (loss) attributable to common shareholders	(936,333)	(779,639)	(125,334)	(3,001,522)

BASIC INCOME (LOSS) PER SHARE	$(0.02)	$(0.04)	$(0.00)	$(0.15)

DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$(0.04)	$(0.00)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	54,121,935	21,209,938	35,225,010	20,290,280
DILUTED	54,121,935	21,209,938	35,225,010	20,290,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)

Common stock issued for services	-	-	1,699,273	282,665	-	-	-	-	282,665
Common stock issued, subscriptions	-	-	525,000	55,000	(5,000)	-	-	-	50,000
Stock issued as commitment fee on promissory note extension	-	-	500,000	82,500	-	-	-	-	82,500
Common stock issued on repayment of loan	-	-	141,677	12,000	-	-	-	-	12,000
Stock compensation - options	-	-	-	-	-	563,314	-	-	563,314
Warrant expense	-	-	-	-	-	386,912	-	-	386,912
Net Loss	-	-	-	-	-	-	-	(2,957,281)	(2,957,281)
Balance as of June 30, 2023 (Unaudited)	600	$6	21,535,457	$43,658,147	$5,335,398	$5,161,186	$4,747,108	$(65,134,801)	$(6,232,956)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of September 30, 2023	600	$6	21,744,209	$43,683,197	$5,335,398	$5,338,273	$4,747,108	$(66,902,466)	$(7,798,484)

Common stock issued for services	-	-	626,256	7,871	-	-	-	-	7,871
Common stock issued on conversion of loans	-	-	22,241,012	156,607	-	-	-	-	156,607
Common stock issued for commitment fees	-	-	2,500,000	13,750	-	-	-	-	13,750
Common stock issued for investment	-	-	14,795,455	221,932	-	-	-	-	221,932
Imputed interest on related party loans	-	-	-	-	4,448	-	-	-	4,448
Warrant expense	-	-	-	-	-	93,988	-	-	93,988
Net Loss	-	-	-	-	-	-	-	(125,334)	(125,334)
Balance as of June 30, 2024 (Unaudited)	600	$6	61,906,932	$44,083,357	$5,339,846	$5,432,261	$4,747,108	$(67,027,800)	$(7,425,222)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of March 31, 2023 (Unaudited)	600	$6	21,185,028	$43,623,184	$5,335,398	$4,922,774	$4,747,108	$(64,355,162)	$(5,726,692)

Common stock issued for services	-	-	208,752	22,963	-	-	-	-	22,963
Common stock issued on repayment of loan	-	-	141,677	12,000	-	-	-	-	12,000
Warrant expense	-	-	-	-	-	238,412	-	-	238,412
Net Loss	-	-	-	-	-	-	-	(779,639)	(779,639)
Balance as of June 30, 2023 (Unaudited)	600	$6	21,535,457	$43,658,147	$5,335,398	$5,161,186	$4,747,108	$(65,134,801)	$(6,232,956)

						Stock
	Preferred Stock,				Additional	Options/ Warrants	Paid in Capital,
	Class B		Common Stock		Paid-in	Paid in	Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total
Balance as of March 31, 2024 (Unaudited)	600	$6	30,512,014	$43,784,278	$5,338,906	$5,367,273	$4,747,108	$(66,091,467)	$(6,853,896)

Common stock issued for services	-	-	208,752	1,712	-	-	-	-	1,712
Common stock issued on conversion of loans	-	-	13,890,711	61,685	-	-	-	-	61,685
Common stock issued for commitment fees	-	-	2,500,000	13,750	-	-	-	-	13,750
Common stock issued for investment	-	-	14,795,455	221,932	-	-	-	-	221,932
Imputed interest on related party loans	-	-	-	-	940	-	-	-	940
Warrant expense	-	-	-	-	-	64,988	-	-	64,988
Net Loss	-	-	-	-	-	-	-	(936,333)	(936,333)
Balance as of June 30, 2024 (Unaudited)	600	$6	61,906,932	$44,083,357	$5,339,846	$5,432,261	$4,747,108	$(67,027,800)	$(7,425,222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the Nine Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(125,334)	$(2,957,281)
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	114,844	638,481
Loss (Gain) on change in derivative liability	(1,288,086)	38,120
Warrants expense	93,988	386,912
Imputed interest on related party loan	4,448	-
Fair value of shares issued for services	7,871	282,665
Stock based compensation	-	563,314
Fair value of commitment shares issued for loans	13,750	82,500
Changes in Assets and Liabilities:
Other receivable	-	(65,979)
Prepaid expenses	(10,000)	11,067
Accounts payable	228,541	144,663
Accrued expenses and interest on notes payable	800,003	405,752

NET CASH USED IN OPERATING ACTIVITIES	(159,975)	(469,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	-	50,000
Proceeds from short term loans related parties	13,000
Proceeds from convertible notes payable	230,514	599,250
Proceeds from convertible notes payable to related parties	9,000	-
Payments to related party for redemption of preferred stock	-	(5,000)
Principal payments on convertible debt	(113,160)	(177,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	139,354	467,000

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED BY INVESTING ACTIVITIES	-	-

NET DECREASE IN CASH	(20,621)	(2,786)

CASH, BEGINNING OF PERIOD	21,415	64,251

CASH, END OF PERIOD	$794	$61,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,505	$192,878
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued on conversion of convertible note	$156,607	$12,000
Initial derivative recognition on new loans and warrants	$207,439	$588,147
Common stock issued to purchase long-term equity investment	$221,932	$-
Common stock issued as commitment fee on promissory note	$13,750	$82,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOVACCESS GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED

JUNE 30, 2024 AND 2023

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. The Company has obtained funds from its shareholders and from lenders since its inception through the period ended June 30, 2024. Management believes the existing shareholders, prospective new investors and lenders will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

JUNE 30, 2024 AND 2023

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Loss to common shareholders (Numerator)	$(936,333)	$(779,639)	$(125,334)	$(3,001,522)

Basic weighted average number of common shares outstanding (Denominator)	54,121,935	21,209,938	35,225,010	20,290,280

Diluted weighted average number of common shares outstanding	54,121,935	21,209,938	35,225,010	20,290,280

Diluted weighted average number of shares for the three and nine months ended June 30, 2024, and 2023, is the same as basic weighted average number of shares because the Company had a net loss in these periods.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2024, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

JUNE 30, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of June 30, 2024, and September 30, 2023. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at June 30, 2024, and September 30, 2023:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:

Derivative Liability at fair value as of September 30, 2023	$2,253,391	$-	$-	$2,253,391
Derivative Liability warrants at fair value as of September 30, 2023	728,991	-	-	728,991
Total Derivative Liability as of September 30, 2023	$2,982,382	$-	$-	$2,982,382
Derivative Liability at fair value as of June 30, 2024	$1,766,561	-	-	$1,766,561
Derivative Liability warrants at fair value as of June 30, 2024	135,174	-	-	135,174
Total Derivative Liability as of June 30, 2024	$1,901,735	-	-	$1,901,735

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Fiscal year 2023 initial derivative liabilities	480,958	332,753	813,711
Net loss on change in fair value of derivative liability	565,030	163,629	728,659
Ending balance as of September 30, 2023	$2,253,391	$728,991	$2,982,382
Initial recognition of new loans	142,774	64,665	207,439
Net gain on change in fair value of derivative liability	(629,604)	(658,482)	(1,288,086)
Ending balance as of June 30, 2024	$1,766,561	$135,174	$1,901,735

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for our fiscal year ending on September 30, 2024. The Company has adopted this final rule, and it did not have an impact on the Company’s consolidated finance statement disclosures.

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

3. INVESTMENT

On May 17, 2024, the Company subscribed and agreed to purchase 362,956 shares of Fendix Media Limited, a United Kingdom private limited company, par value £0.001 per share, from Dawn Digital Limited, a special purpose holding company incorporated in the British Virgin Islands, in exchange for 14,795,455 shares of the Company’s common stock. Fendix Media Limited partners with the United Kingdom’s National Health Service (NHS) Trusts and Health Boards to deliver live, embedded, diverse and relevant digital content via NHS staff intranets. The Company’s investment represents approximately 18.6% ownership in Fendix Media Limited.

This investment consists of an equity investment in a private company through common shares that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of June 30, 2024 the long-term equity investment had a carrying value of $221,932.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

4. CAPITAL STOCK

As of June 30, 2024, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

Preferred Stock

As of June 30, 2024, the Company had 600 shares of issued and outstanding Series B Preferred held by Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of the Company.

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

Common Stock

During the nine months ended June 30, 2024, the Company issued 40,162,723 shares of common stock.

The Company issued 22,241,012 shares on the conversion of the April 11, 2023, Note, the April 24, 2023 Note, the June 20, 2023 Note, the August 16, 2023 Note, and the August 17, 2023 Note, representing principal of $79,250 plus interest of $4,472, principal of $29,710, principal of $21,380, and principal of $21,795, respectively. The debt was converted within the terms of the agreements (as discussed below in Note 4).

The Company issued 626,256 shares to various vendors for services provided for a value of $7,871 recorded at fair value of shares on the respective grant dates and including 326,250 shares issued to a related party for services provided amounting to $4,108 recorded at the fair value of shares on the respective grant dates.

The Company issued 2,500,000 shares as commitment fees in connection with the letter agreement issued on April 29, 2024. These shares were recorded at fair value as of the date of issuance.

The Company issued 14,795,455 shares to purchase 362,956 shares of Fendix Media Limited, a United Kingdom private limited company.

During the nine months ended June 30, 2023, the Company issued 2,865,950 shares of common stock. 1,699,273 shares were issued to various vendors for services provided, including 326,250 shares issued to a related party for services provided; 141,677 shares were issued on repayment of loan; 525,000 shares were issued in relation to stock subscriptions; and 500,000 shares were issued as commitment fees in connection with the letter agreement issued on February 9, 2023.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as on June 30, 2024	Principal Amount	Unamortized balance of Debt Discount and Issuance Costs	Outstanding balance as on June 30, 2024	Derivative balance as on June 30, 2024

2013 Note	$12,000	$-	$12,000	$-
2014 Note	50,880	-	50,880	223,422
2017 Note	115,000	-	115,000	472,304
February 2022 Note	250,000	-	250,000	128,004
May 2022 Note	1,000,000	-	1,000,000	545,407
August 2022 Note	100,000	-	100,000	-
February 2023 Note	265,000	-	265,000	134,373
June 19, 2023 Note	75,000	-	75,000	38,540
August 16, 2023 Note	33,205	-	33,205	27,532
December 29, 2023 Note	29,444	-	29,444	13,680
February 27, 2024 Note	100,000	(30,865)	69,135	37,136
April 29, 2024 Note	25,600	(16,783)	8,817	24,153
May 13, 2024 Note	117,000	(86,478)	30,522	122,010
Total	2,173,129	(134,126)	2,039,003	1,766,561

2013 Note

On October 1, 2013, the Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of June 30, 2024, the outstanding principal balance was $12,000 and accrued interest was $1,200. This loan is in default.

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015, through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. On September 3, 2024, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2025. As of June 30, 2024, the outstanding principal balance was $50,880 and accrued interest was $40,523.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. On September 3, 2024, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2025. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of June 30, 2024, the outstanding principal balance was $115,000 and accrued interest was $78,219.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022, in connection with the issuance of the May 2022 Note described below. As of June 30, 2024, the balance on the August 2021 Note was $0.

In connection with the February 2023 Letter Agreement (described below) the warrants issued in connection with this note were repriced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before the conversion. In July 2022, the Company extended the term of the February 2022 note for another six months until February 15, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50. The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on June 30, 2024, was $0. As of June 30, 2024, the principal balance outstanding was $250,000 and accrued interest was $37,500. On February 9, 2023, the Company entered into a letter agreement in connection with the February 2022 Note, whereby the lender extended the due date of the loan to May 9, 2023, and deferred all interest payments for the period from January 1, 2023, until May 9, 2023. Pursuant to the letter agreement the exercise price of the warrants issued with the February 2022 Note was reduced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

The Holder has agreed to a number of extensions on the loan and on October 16, 2024, agreed to an extension until October 31, 2024.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01. The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2024, was $0. As of June 30, 2024, the principal balance outstanding was $1,000,000 and accrued interest was $225,000.

The Holder has agreed to a number of extensions on the loan and on October 16, 2024, agreed to an extension until October 31, 2024.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matured on August 8, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2024, was $0. As of June 30, 2024, the balance outstanding was $100,000 and accrued interest was $30,977.

On August 3, 2023, the Company and the holder signed an agreement extending the loan until November 8, 2023, with an interest rate of 14% commencing on August 9, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, in return for an additional fee of $5,000. On May 9, 2024, the Holder agreed to a third extension until August 10, 2024, in exchange for an interest rate change to 20% retroactive to August 9, 2022. On August 16, 2024, the Holder agreed to a repayment plan requiring payment in full for unpaid principal and interest by February 27, 2025.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note was to mature on September 22, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 and prepayment penalty of $20,594 on March 12, 2023. As of June 30, 2024, the balance outstanding was $0.

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note was to mature on November 1, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $2,109 and prepayment penalty of $14,277 on April 24, 2023. As of June 30, 2024, the balance outstanding was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note was to mature on December 7, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding, to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. On June 13, 2023, the lender converted $12,000 of the amount due into 141,677 shares of the Company and on June 20, 2023, the Company repaid the balance of the loan together with $2,260 in interest and $11,315 in prepayment penalty. As of June 30, 2024, the balance outstanding was $0.

February 2023 Letter Agreement

On February 9, 2023, the Company entered into a letter agreement, whereby the Company borrowed an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan was due on May 9, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the loan. Pursuant to this agreement, the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock which were valued at $82,500 based on the share price on the date of the agreement. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. As of June 30, 2024, the unamortized debt discount balance was $0, the principal balance outstanding was $265,000 and accrued interest was $36,806.

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

On June 8, 2023, the Company entered into a letter agreement which extended the due date of the February 22 note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024, on May 13, 2024, the Holder agreed to a further extension until May 31, 2024, and on October 16, 2024, the Holder agreed to an extension until October 31, 2024.

April 11, 2023 Note

On April 11, 2023, the Company issued a convertible promissory note for the principal sum of $79,250 plus accrued interest (the “April 11, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 11, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $75,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining debt discount and debt issuance cost balance was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. During the nine months ending June 30, 2024, on various dates, the $79,250 principal of the loan and accrued interest was converted to 6,953,792 common shares within the terms of the note with no gain or loss. As of June 30, 2024, the principal balance outstanding was $0 and accrued interest was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

April 24, 2023 Note

On April 24, 2023, the Company issued a convertible promissory note in the original principal amount of $54,250 plus accrued interest (the “April 24, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 24, 2024. In case of default in repayment of the outstanding amount on the due date the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance costs was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. During the nine months ending June 30, 2024, on various dates, $24,540 principal of the loan and $4,125 of accrued interest was repaid, and $29,710 principal of the loan was converted to 4,481,509 common shares within the terms of the note with no gain or loss. As of June 30, 2024, the principal balance outstanding was $0 and accrued interest was $0.

June 19, 2023 Letter Agreement

On June 19, 2023, the Company entered into a letter agreement whereby it borrowed a further $75,000 which was added to the May 2022 Note. This loan bears interest at 15% a year and originally matured on July 16, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the $75,000 loan. In connection with this loan the Company issued 750,000 warrants at an exercise price of $0.0001 per share. The initial recognition of the derivative liability was $75,000 which is amortized over the life of the loan. As of June 30, 2024, the principal balance outstanding was $75,000 and accrued interest was $11,562.

On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, on May 13, 2024, the Holder agreed to a further extension until May 31, 2024, and on October 16, 2024, the Holder agreed to an extension until October 31, 2024.

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

During the nine months ending June 30, 2024, on various dates, $33,620 principal of the loan and $6,131 of accrued interest was repaid, and $21,380 principal of the loan was converted to 5,405,711 common shares within the terms of the note with no gain or loss. As of June 30, 2024, the principal balance outstanding was $0 and accrued interest was $0.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

August 16, 2023 Note

On August 16, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 16, 2023, Note”). The note bears interest at 8% a year and matured on August 16, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $52,800 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $2,200 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan was in default as a result of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023.

During the nine months ending June 30, 2024, on various dates, $21,795 principal of the loan was converted to 5,400,000 common shares within the terms of the note with no gain or loss. As of June 30, 2024, the principal balance outstanding was $33,205 and accrued interest was $3,530. The loan is in default and the Company and the Holder are discussing a settlement. The Company has recorded an accrual for its best estimate of the settlement.

August 17, 2023 Note

On August 17, 2023, the Company issued a convertible promissory note in the original principal amount of $55,000 plus accrued interest (the “August 17, 2023 Note”). The note bears interest at 8% a year and was to mature on August 17, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $50,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt discount and amortized of the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance cost was expensed since the loan was in default as a result of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023.

During the nine months ending June 30, 2024, on various dates, $55,000 principal of the loan and $5,249 of accrued interest was repaid. As of June 30, 2024, the principal balance outstanding was $0 and accrued interest was $0.

December 29, 2023 Letter Agreement

On December 29, 2023, the Company entered into a letter agreement with the holder of the February 2022 Note. Under this agreement the holder agreed to loan the Company an additional $29,444 to be added to the principal of the February 2022 Note. An initial amount of $10,000 was loaned on December 29, 2023, with the remaining amount of $19,444 loaned to the Company on February 8, 2024. The loan has an original interest discount of 10% and bears interest at 10% per annum. On May 13, 2024, the Holder agreed to a further extension until May 31, 2024. As part of this agreement, the Company agreed to extend the life on each of the warrants previously issued to the holder by two years. On October 16, 2024, the Holder agreed to an extension until October 31, 2024. As of June 30, 2024, the principal balance outstanding was $29,444 and accrued interest was $1,281.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

February 27, 2024 Note

On February 27, 2024, the Company issued a convertible promissory note in the principal amount up to $100,000 plus accrued interest (the “February 27, 2024 Note”). The note has an original interest discount of 20%, bears interest at 12% per calendar year and was to mature on August 27, 2024. The terms of the note included payment in three tranches on February 27, 2024, March 15, 2024, and April 15, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 18% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to the lowest trading price for the common stock during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of the derivative liability of $47,293 was recorded in debt discount and will be amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt issuance discount and will be amortized over the term of the loan. The balance in debt discount as of June 30, 2024, was $30,865. As of June 30, 2024, the principal balance outstanding was $100,000 and accrued interest was $3,447. On October 16, 2024 the Holder agreed to an extension until October 31, 2024.

April 29, 2024 Note

On April 29, 2024, the Company issued a convertible promissory note in the principal amount of $25,600 plus accrued interest (the “April 29, 2024 Note”). The note has an original interest discount of 10%, bears interest at 12% per calendar year and matured on October 26, 2024. The April 29, 2024 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company issued 2,500,000 shares as a commitment fee. The April 29, 2024 Note had an original issuance discount amounting to $2,560 and debt issuance cost amounting to $5,000, which were recorded as debt discount and will be amortized over the term of the loan. The commitment fee was valued at $13,750 based on the share price on the date of the agreement, of which $3,096 was expensed immediately, and the value of the derivative was $9,532, of which $2,146 was expensed immediately, and the balance was recorded as debt discount and will be amortized over the term of the loan. The balance in debt discount as on June 30, 2024 was $16,783. As of June 30, 2024, the principal balance outstanding was $25,600 and accrued interest was $529. On October 29, 2024 the Holder agreed to an extension until October 31, 2024.

May 13, 2024 Note

On May 13, 2024, the Company issued a 12% secured promissory note (the “May 13, 2024 Note”) for the principal sum of $117,000 plus accrued interest. The May 13, 2024 Note matures on November 13, 2024. The May 13, 2024 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. In connection with the loan the Company issued 10,000,000 prefunded warrants, of which 3,000,000 may be repurchased by the Company for $1 if all amounts due to the Holder are paid within 90 days. The net proceeds from this loan were used to pay off the June 20, 2023 Note and the August 17, 2023 Note. The May 13, 2024 Note had an original issuance discount amounting to $11,700 and debt issuance costs of $5,300. The initial recognition of derivative liability of $85,588, of which $28,625 was expensed immediately, and warrant liability amounting to $64,665, of which $21,628 was expensed immediately, was recorded as debt discount and the remaining balance will be amortized over the term of the loan. The balance in debt discount as on June 30, 2024 was $86,478. As of June 30, 2024, the principal balance outstanding was $117,000 and accrued interest was $1,872.

Evaluation of Financing Transactions

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to thier variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 5.1% and 5.5%
Stock volatility factor	Between 94% and 229%
Years to Maturity	Between 1.6 months and 12 months
Expected dividend yield	None

6. CONVERTIBLE PROMISSORY NOTES, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3.0 million. The holder has agreed to various extensions on the loan, the most recent being on June 15, 2024, extending the due date until October 31, 2024. The holder has the right, until the date of payment in full of all amounts outstanding, to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on June 30, 2024, was $0. As of June 30, 2024, the principal balance outstanding was $12,500 and accrued interest was $2,882.

May 2024 Note, related party

On May 31, 2024, the Company issued an interest free unsecured promissory note (the “May 31, 2024, Note”) for the principal sum of $9,000 to John A. Cassarini, our Chairman. The note has no fixed term and is repayable to the Company upon receipt of debt or equity financing of at least $1.0 million. The note convertible at any time into shares of common stock of the Company at a conversion price of $0.11 per share.

7. SHORT TERM LOANS, RELATED PARTIES

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

Mr. Anderson has agreed to various extensions on these loans, the most recent being on September 24, 2024, extending the due date until October 31, 2024.

On December 21, 2023, our Chairman, John A. Cassarini loaned the Company $10,000 to address short-term cash need. Our Chief Financial Officer, Neil J. Laird loaned the Company $1,000. These loans do not bear interest and do not have a specified due date but are expected to be paid in full upon completion of the Sumner transaction or other financing.

For the nine months ended June 30, 2024, imputed interest of $4,448 on these related party loans was charged to interest expense and credited to additional paid-in capital.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

8. WARRANTS

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

JUNE 30, 2024 AND 2023

8. WARRANTS (Continued)

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

On May 13, 2024, in connection with the May 13, 2024 Note, the Company issued 10,000,000 common stock warrants exercisable at $0.0001 per share with a five-year term. The fair value of this warrant was recorded as warrant expense of $64,665, based on a Black Scholes model based on the following significant inputs:

Common stock price	$0.0065
Risk free interest rate	4.3%
Stock volatility factor	157%
Years to Maturity	5 years
Expected dividend yield	None

On June 30, 2024, the fair value of the derivative liability of the warrants was $135,174 and $728,991 as of September 30, 2023.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 4.3% and 4.4%
Stock volatility factor	Between 149% and 163%
Years to Maturity	Between 4.2 and 6.1 years
Expected dividend yield	None

9. OPTIONS

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

9. OPTIONS (Continued)

For the purpose of determining the fair market value of the options, the Company used the Black Scholes valuation model. The significant assumptions used in the Black Scholes valuation model for the options are as follows:

Risk Free Interest Rate	3.68%
Stock Volatility Factor	146.79%
Weighted Average Expected Option Life	5 Years
Expected Dividend Yield	None

A summary of the Company’s options activity and related information follows for the quarter ended June 30, 2024:

June 30, 2024
Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	5,542,857	$0.115
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	5,542,857	$0.115

At June 30, 2024, the weighted average remaining contractual life of options outstanding:

	June 30, 2024
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$.01	2,000,000	2,000,000	6.25
$0.175	3,542,857	3,542,857	8.70

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and accrued other current liabilities consisted of the following as of June 30, 2024, and September 30, 2023:

	June 30, 2024	September 30, 2023
Accrued liabilities	33,797	11,154
Interest payable	486,066	289,101
Provision for guaranteed commitment fees (1)	1,301,835	1,042,500
Accrued payroll	150,712	3,875
Deferred compensation	717,512	571,763
License Fees Payable	40,402	40,402
Insurance finance liability	52,246	23,772
	$2,782,570	$1,982,567

(1) Under the terms of the August 2021 Note, the February 2022 Note, the May 2022 Note, the February 2023 Letter Agreement and the June 19, 2023, Letter Agreement, the Company issued a total of 2,825,000 shares of common stock or pre-funded warrants as commitment fees. If the lender is unable to sell the shares for at least $1,325,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,325,000. The difference between the fair value of the 2,825,000 shares as on June 30, 2024, and the guaranteed sale amount was recorded as a provision for guaranteed commitment fees and included in the table above.

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

11. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of June 30, 2024, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company was obligated to pay to TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of June 30, 2024, the Company owed TN3 $95,000 of the redemption price and was in default.

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

13. SUBSEQUENT EVENTS

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

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

13. SUBSEQUENT EVENTS (Continued)

The purchase agreement, including a form of convertible promissory note, is filed as an exhibit on Form 8-K. The description above is qualified in its entirety by reference to the full text of the purchase agreement.

The transaction is subject to a number of contingencies, including Sumner completing its planned capital raise and there having been no material adverse effect on our business, operations, assets, financial condition or prospects. Sumner has experienced delays in obtaining the requisite capital, and as a result the investment did not occur when expected. As of the date of this report, we cannot guarantee that the transaction will be completed, but based on assurances from Sumner, the investment is expected to close shortly.

The Company continued to have discussions with Sumner subsequent to the period ended June 30, 2024 but as of the filing date the investment has not closed.

Loan Agreements

On August 16, 2024, AJB loaned the Company $33,340 on similar terms to the September 18 loan described above. In connection with the August 16 loan, we issued one million shares of our common stock to AJB as a commitment fee.

On September 18, 2024, NovAccess Global Inc. (“we,” “NovAccess” or the “company”) entered into a securities purchase agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”) and issued a promissory note in the principal amount of $65,000 (the “note”) to AJB pursuant to the SPA. NovAccess will use the loan proceeds for the repayment of debt, operations, and to pay expenses related to filing this Quarterly Report on Form 10-Q.

The AJB note has an original issuance discount of 10% of the principal, bears interest at 12% a year, and is due on March 18, 2025. We must repay the note with the proceeds of an offering in connection with uplisting to a national securities exchange exceeding $5.0 million and may otherwise prepay the note at any time without penalty. Under the terms of the note, we may not sell a significant portion of our assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. Our failure to make required payments under the note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the SPA or note, the note will bear interest at 18%, AJB may immediately accelerate the note due date, AJB may convert the amount outstanding under the note into shares of NovAccess common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies. In addition, depending on the nature of the default, all amounts outstanding under the note will be multiplied by two as a default penalty.

In connection with the loan, we issued a seven-year prefunded stock purchase warrants to AJB to purchase a total of two million shares of our common stock for $0.0001 a share. We provided customary representations and covenants to AJB in the SPA. The company’s breach of any representation or failure to comply with the covenants would constitute an event of default. We also entered into a fourth amendment to the February 15, 2022 security agreement with AJB pursuant to which we granted to AJB a security interest in all of the company’s assets, including the equity of StemVax, LLC, securing the company’s obligations under the SPA and note. In addition, we entered into a registration rights agreement with AJB pursuant to which we agreed to file with the Securities and Exchange Commission a Form S-1 by December 17, 2024 to register for resale the shares issuable upon conversion of the note and exercise of the warrants.

On October 23, 2024, AJB increased the principal on the September 18, 2024 note by $11,111 to $76,111 and the Company received $10,000 net of original issuance discount.

Extension of Due Dates on Loans

On September 24, 2024, the related parties of Jason Anderson and the Holder of the July 22, 2023, Note, at the request of the Company agreed to an extension of the loans due date to October 31, 2024.

On August 16, 2024, the Holder of the August 2022 Note agreed to repayment plan requiring full repayment of principal and interest by February 27, 2024.

On October 16, 2024, the Holder of the February 2022 Note, May 2022 Note, February 2023 Letter Agreement, June 19, 2023 Letter Agreement, December 29, 2023 Letter Agreement, and the February 27, 2024 Note agreed to a further extension on their loans until October 31, 2024. On October 29, 2024 the Holder extended the term of the April 29, 2024, note until October 31, 2024.

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

Results of Operations for the three months ended June 30, 2024, compared to three months ended June 30, 2023

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the three months ended June 30, 2024, and 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $166,433 during the three months ended June 30, 2024, to $278,048 as compared to $444,481 for the three months ended June 30, 2023. The decrease in SG&A expenses during the three months ended June 30, 2024, was related primarily to lower expense on warrants issued in connection with loans which accounted for $173,424 of the reduction. All other selling general and administrative expenses netted to an increase of $6,991.

Research and development expenses

The research and development expense marginally decreased by $2,863 for the three months ended June 30, 2024, to $37,301 as compared to $40,164 for the three months ended June 30, 2023 as a result of lower expenses for consulting services.

Other Income/(Expenses)

Other expenses increased by $325,990 from other expense of $294,994 for the three months ended June 30, 2023, to other expense of $620,984 for the three months ended June 30, 2024. The change in derivative liability was a loss of $445,500 compared to a gain of $78,871 in the prior year’s three months. This increase in loss of $524,421 was partially offset by lower interest expense of $109,344 resulting from less discount amortization and a reduction in the expense for the commitment fee guarantee of $129,790 since there was little change in the stock price during the 2024 quarter. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income/(Loss)

For the three months ended June 30, 2024, our net loss increased by $156,694, to $936,333 as compared to a net loss of $779,639 for the three months ended June 30, 2023, as a result of the changes discussed above.

Results of Operations for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the in the nine months ended June 30, 2024, and 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $1,258,410 during the nine months ended June 30, 2024, to $682,177 as compared to $1,940,587 for the nine months ended June 30, 2023. The decrease in SG&A expenses during the nine months ended June 30, 2024, was related primarily to a reduction in stock-based compensation of $563,314 for options granted in the prior year, a reduction in warrants issued for a value of $386,912 in the prior year period compared to $93,988 in the current period, a reduction in investor relations expenses of $250,872, and a reduction in the commitment fee expense for shares issued in connection with new loans of $68,750.

Research and development Expenses

The research and development expense increased by $7,109 for the nine months ended June 30, 2024, to $123,273 as compared to $116,164 for the nine months ended June 30, 2023. $5,000 of the increase relates to a new license fee.

Other Income/(Expenses)

Other income increased by $1,508,646 from other expense of $900,530 for the nine months ended June 30, 2023, to other income of $680,116 for the nine months ended June 30, 2024. The change was primarily due to the Company recording an increase in gain on change in derivative liability of $1,326,206 and a reduction in interest expense of $493,728 due to lower debt amortization cost. These gains were partially offset by an increase in the commitment fee guarantee of $198,585. The estimates of fair market value are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income/(Loss)

For the nine months ended June 30, 2024, our net loss decreased by $2,876,188, to $125,334 as compared to a net loss of $3,001,522 for the nine months ended June 30, 2023 as a result of the changes discussed above.

Liquidity and Capital Resources

We had a working capital deficit at June 30, 2024, of $7,647,154 as compared to a working capital deficit of $7,798,484, as of September 30, 2023. The decrease of $151,330 in the working capital deficit was the result of a decrease in the derivative liability amounting to $1,080,647 offset by increases of $224,050 in accounts payable and $800,003 in accrued expenses and other liabilities.

For the nine months ended June 30, 2024, our cash flow used by operating activities was $159,975 as compared to cash flow used by operating activities of $469,786 for the nine months ended June 30, 2023. The decrease in cash flow used by operating activities was due to reduced payments as a result of the difficulties in obtaining funding.

Cash flow used by investing activities was $0 during the nine months ended June 30, 2024, and June 30, 2023.

Cash flow provided by financing activities was $139,354 for the nine months ended June 30, 2024, as compared to cash provided by financing activities of $467,000 for the nine months ended June 30, 2023. The decrease in cash flow provided by financing activities reflects the difficulty in raising funds due to the delays in the proposed Sumner financing.

The Company will need to raise additional funds to finance its ongoing operations, complete its IND application to the FDA and to make payments under its loan agreements. We expect this will require at least $3.0 million through December 31, 2025. We plan to raise this capital through the issuance of additional common stock as well as obtaining additional debt as needed. On December 29, 2023, we entered into a securities purchase agreement with Sumner Global LLC, an affiliate of Sumner Investment Group Inc. (“Sumner”), pursuant to which Sumner agreed to purchase 33.0 million newly issued shares of our unregistered common stock for $0.11 a share, or $3.63 million in total, and to loan us $7.05 million. The transaction is subject to a number of contingencies, including Sumner completing its planned capital raise and there having been no material adverse effect on our business, operations, assets, financial condition or prospects. As a result, we cannot guarantee that the transaction will be completed when we expect, or whether the transaction will close at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer and acting CFO, Dwain K. Irvin evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of June 30, 2024. Based upon this evaluation, Dr. Irvin concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

There was a change in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our third fiscal quarter as we established enhanced review procedures to eliminate adjustments to our financial statements identified by our independent auditors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2024, we issued 208,752 unregistered shares of our common stock for accounting and investor relations services. 108,750 of these shares were issued to a related party. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Although we have negotiated extensions for the payment dates of many of our loans, during the quarter ended June 30, 2024, and subsequent to quarter-end, the Company failed to make payments when required and to otherwise comply with the covenants of several of the company’s debts. For example, we are filing this Quarterly Report after its due date, which is a breach under several of our loan agreements. Although we are pursuing financing that would allow us to pay our debts when due, we cannot guarantee that we will be able to obtain the necessary financing in a timely manner, or at all. For additional information concerning defaults under our loan agreements and extension of the due dates for our loans, please see Notes 5, Convertible Promissory Notes, and 13, Subsequent Events, of the notes to our consolidated financial statements included with this Quarterly Report.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2024.

Item 6. Exhibit and Financial Statement Schedules.

(a) Financial Statement Schedules (see Item 1 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Dwain K. Irvin
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the NovAccess Global Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023
(ii) the Condensed Consolidated Statements of Operations for the Three and Nine months Ended June 30, 2024 and June 30, 2023,
(iii) the Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Nine months Ended June 30, 2024 and June 30, 2023,
(iv) the Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended June 30, 2024 and June 30, 2023, and
(v) Related Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovAccess Global Inc.

Date: October 31, 2024	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer
(Principal Executive Officer)
(Interim Principal Financial and Accounting Officer)