Form 10-K
period 2024-09-30
NovAccess Global Inc.
filed 2026-01-14
CIK 1039466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29621

NovAccess Global Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1384159
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

Address of principal executive offices, including zip code: 459 Columbus Ave, #607, New York, NY 10024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 33,790,055 shares of the registrant’s common stock held by non-affiliates of the registrant was $337,901 calculated based on the $0.010 closing price on March 31, 2024

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 61,652,385 shares of common stock outstanding on January 14, 2026.

Part I

Item 1. Business.

In this Annual Report on Form 10-K, we use the terms “Company,” “NovAccess,” “we,” “us,” and “our” to refer to NovAccess Global Inc.

Overview

NovAccess Global Inc. is a biopharmaceutical company that is developing novel immunotherapies to treat brain tumor patients in the United States with plans to expand globally. We specialize in cutting-edge research related to utilizing a patient’s own immune system to attack the cancer. We are filing an Investigational New Drug Application (IND) and working closely with the Food and Drug Administration (FDA) to obtain approval for human clinical trials to determine the safety and efficacy of our drug product for brain cancer patients. We anticipate that it will take roughly twelve to eighteen months to generate the FDA requested data to submit the IND application. Once we have successfully completed the clinical trials and proven that the new therapy is safe and efficacious, we plan to commercialize the product. We also have expertise in successfully executing clinical trials, bringing products to market and increasing the market size of products through our advisory board. Our scientists are well versed in immunology, stem cell biology, neuroscience, molecular biology, imaging, small molecules development, gene therapy and other technical assays needed for protein and genetic analysis of cancer cells.

In September 2020, we acquired StemVax, LLC (“StemVax”), a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, president of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase IIa application. We plan to submit an IND application in 2026. In October 2022, the U.S. Food and Drug Administration notified us that the FDA had approved the Company’s application for orphan drug designation for TLR-AD1, a vaccine immunotherapy for the treatment of aggressive brain cancers, including glioblastoma and other high-grade gliomas. The FDA’s Office of Orphan Products Development grants orphan designation status to investigational drugs and therapies addressing rare medical diseases or conditions that affect fewer than 200,000 people in the United States. Orphan drug designation provides benefits to drug developers which may include assistance in the drug development process, financial incentives to support clinical development, tax credits for clinical costs, exemptions from certain FDA fees and the potential for seven years of post-approval marketing exclusivity. In May 2024, NovAccess submitted a provisional patent, and in May 2025 a non-provisional patent, for new intellectual property developed at Cedars-Sinai to advance the Company’s immunotherapy platform. The patent pertains to the use of a specific protein, known as IDH1, which is commonly mutated in brain and other tumors. Groundbreaking research published by Dr. Wheeler, has shown that non-mutated IDH1 discerns long-term from short-term survivors after vaccine therapy in patients with brain tumors such as glioblastoma. With the filing, NovAccess effectively doubled its patent portfolio, and intends to support the development of IDH1 to help the Company deliver TLR-AD1 to the patients most likely to benefit from it. The Company will now approach the US Food and Drug Administration to determine how best to co-develop IDH1 and TLR-AD1.

Our website is www.NovAccessGlobal.com.

Recent Events

On December 29, 2023, NovAccess entered into a securities purchase agreement with Sumner Global LLC, an affiliate of Sumner Investment Group Inc. (“Sumner”), pursuant to which Sumner agreed to purchase 33.0 million newly issued shares of our unregistered common stock for $0.11 a share, or $3.63 million in total, and to loan us $7.05 million. Although Sumner agreed to purchase the shares of common stock on or before January 31, 2023, the transaction was subject to a number of contingencies, including Sumner completing its planned capital raise. When the Sumner transaction failed to close as expected, we decided to explore other opportunities.

We have had ongoing discussions with Vital Science Innovations, LLC (“VSI”), a biotech holding company dedicated to advancing innovation in the pharmaceutical and biotechnology sectors. On August 21, 2025, one of VSI’s founders, Dr. David Alessi, guaranteed a portion of a $250,000 loan to the Company from AJB Capital Investments LLC.

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

Business and Operations

Market Drivers for Immunotherapy Against Cancer

Glioblastoma is the most common and most malignant primary brain tumor (glioma) and has less than a 15-month median survival period after diagnosis. Despite advances in chemotherapy and radiation therapy, there has been no change in survival for glioblastoma patients in over 50 years. As a result, there is significant demand for novel therapies to treat brain tumors. We identify two main drivers to bring immunotherapy to market as quickly as possible: (1) the National Institutes of Health has been promoting the development of novel immunotherapies for cancer for over 10 years; and (2) the biopharmaceutical industry has been promoting the development of novel immunotherapies to treat cancer and bringing novel products to market, including Dendreon’s Provenge drug to treat prostate cancer.

What We Do

NovAccess is a biopharmaceutical company that specializes in the research and development of a new drug to treat brain cancer and other cancers, as well as the development of unique biomarkers to predict cancer immunotherapy success. We perform pre-clinical and clinical trial experiments to bring the drugs and biomarkers to market. We determine if the new drug candidates are safe and effective for human use and to treat brain and other cancers, and whether our biomarkers predict or increase the success of our treatments. We seek to develop a new treatment or a cure for brain cancer patients and make these solutions for these patients a sound investment for our shareholders.

We are developing novel therapies for brain cancer patients in the US and ultimately globally. Our research and development process begins with testing drug and biomarker candidates through molecular and cellular based assays, animal models for diseases, testing for safety and efficacy in animal models, and human clinical trials to bring drug and biomarker candidates to market. Once our products have made it to market, we plan to license their use to bigger pharmaceutical companies to better access the patient populations and provide treatment.

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

The validity of this approach is supported by multiple preclinical and clinical studies, including our own, that demonstrate both the importance and feasibility of treating these tumors using a dendritic cell vaccine. We are currently preparing an IND application to submit to the FDA in order to obtain authorization to begin human clinical trials to test whether treating glioblastoma in this manner is safe and elicits antitumor immune responses that can ultimately prolong survival. Our primary goal is to evaluate the safety and efficacy of this therapeutic vaccine for patients with newly diagnosed and recurrent malignant gliomas including glioblastoma. We will also assess immune response metrics, radiographic response data, and survival endpoints to evaluate whether this therapeutic approach warrants further study and progression through human clinical trials.

We will combine our approach to brain cancer treatment with the use of a specific protein, known as IDH1, which is commonly mutated in brain and other tumors. Specifically, we will incorporate mutated IDH1 within tumor tissue as a patient exclusion criterion, and high levels of non-mutated IDH1 as a patient inclusion/stratification criterion within treatment trials. This will allow the Company to deliver TLR-AD1 to the patients most likely to benefit from it. The Company will approach the US Food and Drug Administration to determine how best to co-develop IDH1 and TLR-AD1.

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

We currently do not generate revenue. In order to finance our operations, including clinical trials development and execution, we intend to raise capital through financial institutions that invest in cancer therapeutics, including VSI. As we achieve milestones during the process of R&D, we expect our overall value to increase. We intend to commercialize our products immediately after successful completion of clinical trials. We plan to license our products to larger biopharmaceutical companies to deliver our product to as many patients as possible once we have obtained the required FDA approvals. We expect to have other treatment candidates outside of our lead candidate moving forward as we build our patent portfolio of other therapeutics to improve patient outcomes and overall quality of health.

The key elements of our approach include:

●	Lead Drug and Biomarker Candidate. We perform pre-clinical R&D to test hypotheses to determine if a lead product is safe and efficacious to treat or predict treatment success in cancer patients. These experiments include, molecular testing, cell culture testing and animal testing.

●	Publish Data. When appropriate we publish our findings and pursue patents protection for all drug candidates to proceed with human clinical trial testing

●	Human Clinical Trial Testing. At the appropriate time we will seek FDA approval to begin clinical trials on our drug and biomarker candidates. We submit IND applications to the FDA to obtain this approval.

●	Commercialization. After successfully completing human clinical trials and demonstrating safety and efficacy of a drug and/or biomarker candidate, we will commercialize the product(s).

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

Competition

We compete with other R&D biopharmaceutical companies developing novel immunotherapies to treat brain cancer or predict treatment success. Currently, there are no FDA approved immunotherapies available to glioblastoma patients in the market. We have platform technologies as our lead drug and biomarker candidates. Once we have commercialized the lead products after proving their safety and efficacy from our human clinical trial testing, we will seek approval to utilize our platform technology to treat other brain cancers, including childhood brain cancer and other cancers in general.

Intellectual Property

In September and June of 2017, Cedars-Sinai was issued patents, “Use of toll-like receptor ligands as adjuvants to vaccination therapy for brain tumors,” Patent numbers: 9764014 and 8728465. In 2018, StemVax obtained an exclusive license for these patents from Cedars-Sinai. The license term is for the full life of the patents on a country-by-country basis.

In May 2024, NovAccess submitted a provisional patent, and in May 2025 a non-provisional patent, for new intellectual property developed at Cedars-Sinai to advance the Company’s immunotherapy platform. The patent pertains to the use of a specific protein, IDH1, which is commonly mutated in brain and other tumors. Pre-clinical and clinical research published by Dr. Wheeler, has shown that mutated IDH1 in the tumor predicts poor response to dendritic cell (DC) immunotherapy treatment for brain cancer, while high expression of non-mutated IDH1 in tumor tissue discerns long-term from short-term survivors in patients with brain tumors such as glioblastoma. With the filing, NovAccess effectively doubled its patent portfolio, and intends to use analysis of IDH1 in tumors to promote the delivery of TLR-AD1 to only the patients most likely to benefit from it. The Company plans to approach the US Food and Drug Administration to determine how best to co-develop IDH1 and TLR-AD1.

Regulation

Our business is subject to extensive regulation by the FDA governing the development, testing, marketing and sale of our biopharmaceuticals. However, compliance with environmental laws is not a significant cost for the Company.

Employees and Consultants

Dr. Dwain Irvin is our chief executive and financial office, and Dr. Christopher Wheeler is president of StemVax. We also rely on qualified consultants to perform specific functions that otherwise would require an employee. As we expand our business developments efforts, we plan to add staff and executive officers to respond to and assist with operations. We consider relations with our full and part-time employees and consultants to be good. To conserve cash, we have relied on equity grants to attract and retain key personnel and service providers.

Seasonality

Research and development in medicine has no seasonality to its operations.

Item 1A. Risk Factors.

We currently have no revenues or products approved for sale and have limited staff and assets. In addition, we are in default under multiple loans and have been sued to collect some of these obligations. We are delinquent with our SEC filings, and our stock is only eligible to trade on the OTC for unsolicited orders. As a result of these and other factors, an investment in NovAccess is inherently speculative and risky.

The new administration under President Trump has recently significantly reduced cancer funding through the NIH, disrupted the leadership and focus of the FDA and this can bring significant ambiguity to the future development of new cancer drugs and therapeutics and our ability to bring our assets to market.

Risks Related to our Business and Operations

We do not have the funds needed to continue operations or repay our past due debt.

We have been forced to suspend operations due to a lack of funds. We have outstanding debt of approximately $2.3 million, much of which is in default and past due, and we do not have the funds to repay our debt. Although we have obtained extensions for the repayment of most of our obligations to November 1, 2025, if the pending financing transaction with VSI does not close before then, we will be unable to make the required payments and will be in default of most of our loans. Many of these loans are convertible into shares of our common stock at a discount to the market price, which could cause significant dilution.

We will need to raise substantial funds, on an ongoing basis, for general corporate purposes and operations, including our clinical trials.

We will need substantial additional funding, on an ongoing basis, to continue execution of our clinical trials, to move our product candidates towards commercialization, to continue prosecution and maintenance of our patent portfolio, to continue development and optimization of our manufacturing and distribution arrangements, and for other corporate purposes. Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants, anti-dilution rights, the provision of collateral, or other incentives. Any financing will involve issuance of equity and/or debt, and these issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any financing or that the terms will be acceptable. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease some or all of our operations at any time.

TLR-AD1and IDH1 are our only assets in clinical development

Unlike many pharmaceutical companies that have several products in development, and which utilize many different technologies, we are currently dependent on the success of our TLR-AD1 platform technology and biomarkers of immunotherapy failure/success. While the TLR-AD1 technology has a wide scope of potential use and is embodied in several different product lines for different clinical situations, if the core TLR-AD1 technology is not effective or is toxic or is not commercially viable, our business could fail. Other technologies that could potentially provide alternative support for us are in pre-clinical development. Despite initially favorable clinical data on IDH1 as a biomarker of immunotherapy success, if we fail to generate a clinically useful anti-IDH1 antibody or other means to quantify it within tumors, or if its use fails to significantly predict glioblastoma clinical outcomes after TLR-AD1 administration to larger groups of patients prospectively, our trials could require many more patients, rendering them more costly without guaranteed efficacy. This could ultimately promote failure of our business as well.

We are likely to continue to incur substantial losses and may never achieve profitability.

We have a history of losses, and if we are not successful in commercializing our products, we may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our September 30, 2024, financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

We are still in the process of developing our product candidates through clinical trials and pre-clinical development. Our platform technology is novel and involves mobilizing the immune system to fight a patient’s cancer. Immune therapies have been pursued by many parties for decades and have experienced many failures. In addition, our technology involves personalized treatment products, a new approach to medical products that involves new product economics and business strategies, which have not yet been shown to be commercially feasible or successful. We have not yet gone through the scale-up of our operations to commercial scale. The novelty of our technology, product economics, and business strategy, and the limited scale of our operations to date, makes it difficult to assess our prospects for generating revenues commercially in the future. While the use of mutant and non-mutated IDH1 as biomarkers of immunotherapy failure and success, respectively, fit better into conventional diagnostics business models, the lack of proprietary materials, discrete commercialization plans, and limited information on expansion to applications beyond glioblastoma also makes evaluation of their contribution to our business prospects difficult.

We will need to expand our management and technical personnel as our operations progress, and we may not be able to recruit such additional personnel and/or retain existing personnel.

As of September 30, 2024, we had only one full-time employee, our CEO. Other personnel are retained on a consulting or contractor basis. We are a small company with limited resources, our business prospects are uncertain, and our stock price is volatile. For some or all of such reasons, we may not be able to recruit all the management, technical and other personnel we need, and/or we may not be able to retain our existing personnel. In that event, we may have to continue our operations with a small team of personnel, and our business and financial results may suffer.

We will rely on third-party contract manufacturers and may be at risk for issues with manufacturing agreements, capacity limitations, supply disruptions, or issues with product equivalency.

We will rely upon specialized contract manufacturers, operating in specialized GMP (clean room) manufacturing facilities, to produce our vaccine products. We will need to enter into new contractual agreements for manufacturing our vaccine, and may encounter difficulties obtaining these agreements, or the terms of such agreements may not be favorable. In addition, after these contracts are in place, the third-party contractors may have capacity limitations and/or supply disruptions, and as a client we may not be able to prevent such limitations or disruptions and not be able to control or mitigate the impact on our programs. To mitigate manufacturing risks, we previously engaged a well-established global clinical manufacturing organization (CMO) experienced in both dendritic cell immunotherapy manufacturing and historic collaborations on TLR-AD1 precursor therapies at Cedars-Sinai. This, however, does not eliminate potential manufacturing risks, as outlined below. Similarly, for IDH1, we are in the very early stages of engagement with a prominent CLIA laboratory with substantial experience in tissue analysis for diagnostic use, but this does not completely eliminate potential diagnostic materials manufacturing, scale up, prioritization, and implementation risks as outlined below.

Problems with the manufacturing facilities, processes or operations of our contract manufacturer(s) could result in a failure to produce, or a delay in producing adequate supplies of our immunotherapy products. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, insufficient technical personnel and/or specialized facilities to produce sufficient products, and/or other factors. A number of factors could also cause possible issues about the equivalency of immunotherapy or biomarker products produced in different facilities or locations, which could make it necessary for us to perform additional studies and incur additional costs and delays. Because manufacturing processes for our immunotherapy is highly complex, require specialized facilities (dedicated exclusively immunotherapy production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties, delays or interruptions in the manufacturing and supply and delivery of our TLR-AD1 and IDH1 biomarker product candidates could require us to stop enrolling new patients into clinical trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

The manufacturing of our product candidates will have to be greatly scaled up for commercialization, and we do not have this type of experience.

As is the case with any clinical trial, our Phase II clinical trial of TLR-AD1 for glioblastoma involves a number of patients that is a small fraction of the number of potential patients for whom TLR-AD1 may be applicable in the commercial market. The same will be true of our other clinical programs with TLR-AD1, other TLR-AD1 product candidates, or IDH1 products and candidates. If our TLR-AD1, other TLR-AD1, and IDH1 product candidates are approved for commercial sale, it will be necessary to greatly scale up the volume of manufacturing, far above the level needed for clinical trials. We do not have experience with this kind of scale-up. In addition, for TLR-AD1 there are likely only a few consultants or advisors in the industry who have such experience and can provide guidance or assistance, because active immune therapies such as TLR-AD1 are a fundamentally new category of product in two major ways: these active immune therapy products consist of living cells, not chemical or biologic compounds, and the products are personalized. To our knowledge, very few of these products have successfully completed the necessary scale-up for commercialization. For example, Dendreon Corporation encountered substantial difficulties trying to scale up the manufacturing of its Provenge® product for commercialization. To our knowledge, even the CAR-T products which are being commercialized have so far only scaled up to moderate product volumes. Although the nature of IDH1 biomarker products renders them subject to fewer scale up challenges, we will be reliant on third-party engagement for their scale up as well.

The necessary specialized facilities, equipment and personnel may not be available or obtainable for the scale-up of manufacturing of our product candidates.

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for the manufacturing of chemical or biologic compounds. Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel, especially where, as in the case of our TLR-AD1 product candidates, the product is personalized and must be made for each patient individually. Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities and personnel needed for them is not widely available and therefore is in the process of being developed. However, there has been a sharp increase in the demand for these specialized facilities and personnel, as large numbers of companies seek to develop T cell and other immune cell products. Similarly, although manufacture of biologics for tissue analysis is more straight forward and tested, it still requires specialized facilities, equipment and personnel. It may not be possible for us or our manufacturers to obtain all of the specialized facilities and personnel needed for commercialization of our TLR-AD1 and IDH1 product candidates, or even for further sizeable trials. This could delay or halt our commercialization and/or further substantial trials.

Our technology is novel, involves complex immune system elements, and may not prove to be effective.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Over the course of several decades, there have been many different immune therapy and immune analysis product designs and many product failures and company failures. While at least 35 immune checkpoint inhibitors have been approved for cancer by FDA, these carry serious potential side effects relative to personalized immunotherapies, and for unknown reasons have been ineffective in Glioblastoma. To our knowledge, to date very few personalized active immune therapies have been approved by the FDA, including one dendritic cell therapy and our CAR-T cell therapies. The human immune system is complex, with many diverse elements, and the state of scientific understanding of the immune system is still limited. Some immune therapies previously developed by other parties showed surprising and unexpected toxicity in clinical trials. Moreover, numerous biomarkers of immunotherapy failure or success have been examined, with many proving highly variable depending on clinical context or applications. Although we believe the results from our animal studies of TLR-AD1 for newly diagnosed glioblastoma were quite positive, as were animal and clinical studies of mutated and non-mutated IDH1, those results may not be achieved in our later stage clinical trials.

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

Late-stage clinical trials, (e.g., Phase III clinical trials) for glioblastoma patients are especially expensive, typically requiring tens or hundreds of millions of dollars, and take years to reach their outcomes. These outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late-stage trials (including multiple Phase III trials) to obtain sufficient results to support product approval, which further increases the expense and time involved. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial, or when there are changes in the scientific understanding of the disease or the treatment, and/or changes in the competitive landscape.) There has been a very large proliferation of new treatments in various stages of development, as well as some new product approvals, for brain cancer. Any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our TLR-AD1 and IDH1 product candidates.

We have limited experience in conducting and managing clinical trials, or collecting, confirming and analyzing trial data, and we rely on third parties to conduct these activities.

We will rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials as well as the collection, confirmation and analysis of the trial data. We do not have experience conducting Phase III clinical trials, or collecting, validating and analyzing trial data by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing multi-hundred patient clinical trials, and collecting, validating and analyzing the data for a Phase III trial for glioblastoma. Our lack of experience and/or our reliance on these third-party service firms may result in delays or a failure to complete these trials and/or the data collection, validation and analyses successfully or on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time, or on commercially reasonable terms, if at all.

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

If any of our TLR-AD1 and/or IDH1 products obtains regulatory approval, commercialization will be difficult and may not be feasible unless we obtain coverage by health insurance and/or national health systems for reimbursement of our product price. Obtaining coverage by health insurance and/or national health systems will be difficult, and we do not have experience with this process. Our TLR-AD1 product is a fully personalized, individual product and, as a result, is expected to be expensive. In addition, our TLR-AD1 and IDH1 products involves a cost structure (with much of the costs upfront, in connection with the manufacturing of the IDH1 biomarker materials, plus personalized TLR-AD1 product for a patient) that is different than traditional drugs and may require different reimbursement arrangements. These factors may make our negotiations for reimbursement more difficult. We may not be successful in negotiating or obtaining reimbursement or obtaining it on acceptable or viable terms.

Our product candidates will require a different distribution model than conventional therapeutic products, and this may impede commercialization of our product candidates.

Our TLR-AD1 product candidates consist of living human immune cells. Such products are entirely different from chemical or biologic drugs, and require different handling, distribution and delivery than chemical or biologic drugs. One crucial difference is that the biomaterial ingredients (immune cells and tumor tissue) from which we make TLR-AD1 products and the finished TLR-AD1 products themselves are subject to time constraints in shipping and handling. The biomaterial ingredients come from the medical centers to the manufacturing facility fresh and not frozen and must arrive within a certain window of time and in usable condition. Performance failures by the medical center or the courier company can result in biomaterials that are not usable, in which case it may not be possible to make TLR-AD1 product for the patient involved. The finished TLR-AD1 products are frozen and must remain frozen throughout the process of distribution and delivery to the medical center or physician’s office, until the time of administration to the patient, and cannot be handled at room temperature until then or their viability will be lost. Each product shipment for each patient must be tracked and managed individually. For all of these reasons, among others, we will not be able to simply use the distribution networks and processes that already exist for conventional drugs. It may take time for shipping companies, hospitals, pharmacies and physicians to adapt to the requirements for handling, distribution and delivery of these products, which may adversely affect our commercialization.

We lack sales and marketing experience, and our product candidates will require different marketing and sales methods and personnel than conventional therapeutic products.

The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a marketing or sales force and have no experience in marketing or sales of products like our lead product, TLR-AD1 for glioblastoma, or our additional products such as IDH1 immunotherapy biomarkers. To fully commercialize our product candidates, we will need to recruit and train marketing staff and a sales force with technical expertise and ability to manage the distribution of our TLR-AD1 and IDH1 biomarkers for glioblastoma. As an alternative, we could seek assistance from a corporate partner or a third-party services firm with a large distribution system and a large direct sales force. However, since our TLR-AD1 products are living cell, immune therapy products, and these are a fundamentally new and different type of product than are on the market today, we would still have to train our partner’s or such services firm’s personnel about our products and would have to make changes in their distribution processes and systems to handle our products. We may be unable to recruit and train effective sales and marketing forces of our own, or of a partner or a services firm, and/or doing so may be more costly and difficult than anticipated. These factors may result in significant difficulties in commercializing our product candidates, and we may be unable to generate significant revenues.

The availability and amount of potential reimbursement for our product candidates by government and private payers is uncertain and may be delayed or inadequate.

The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as cancer treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products like ours, as there have been very few products similar to ours to date. We are aware of only a few active immune therapies that have reached the stage of reimbursement decision making processes, including one dendritic cell therapy and a couple of CAR-T cell therapies, none of which utilize proprietary companion diagnostic biomarkers such as IDH1. Although CMS has approved coverage and reimbursement for some of these products, and private payers seem to be following suit in the US, there remain substantial questions and concerns about reimbursement for these products, especially outside the US.

Various factors could increase the difficulties for our TLR-AD1 and IDH1 products to obtain reimbursement. Costs and/or difficulties associated with the reimbursement of Provenge and/or T cell therapies could create an adverse environment for reimbursement of other immune therapies, such as our TLR-AD1 products. Approval of other competing products (drugs and/or devices) for the same disease indications could make the need for our products and the cost-benefit balance less compelling. The cost structure of our product is not a typical cost structure for medical products, as most of our costs are incurred up front, when the manufacturing of the personalized product is done. Our atypical cost structure may not be accommodated in any reimbursement for our products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A growing number of other companies, such as Adaptimmune, Allogene Therapeutics, Bristol Myers Squibb, CRISPR Therapeutics, ElevateBio, Fate Therapeutics, Genentech (Roche), Iovance Biotherapeutics, Umoja Biopharma, and many others, are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including AstraZeneca, BMS, BeiGene, GlaxoSmithKline (GSK), Merck & Co., Regeneron Pharmaceuticals, Roche, Sanofi and others) and various T cell-based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as OPTUNE GIO®, the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and many additional ones are under development, including late-stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG). Our competitors are likely to examine combination therapies or use of their therapeutic candidates in conjunction with devices and companion diagnostic technologies, including molecular diagnostic platforms similar to IDH1.

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above (including T cell-based therapies and checkpoint inhibitor drugs), as well as a variety of small molecule drugs and biologics drugs. There are also several existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck& Co., Inc.), as well as NovoCure’s electrotherapy device, OPTUNE GIO®.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing, sale and use of therapeutic products. Our insurance may not cover any claims made and insurance coverage may not be available to us on commercially reasonable terms, if at all. Insurance that we obtain may not be adequate to cover claims against us. Regardless of whether they have any merit or not, and regardless of their eventual outcome, product liability claims may result in substantially decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants or physicians, and/or loss of revenues. Thus, whether or not we are insured, a product liability claim, or product recall may result in losses that could be material.

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

Multiple late-stage clinical trials of TLR-AD1 for glioblastoma, our lead product, and IDH1 companion biomarkers may be required before we can obtain regulatory approval.

Typically, companies conduct multiple late-stage clinical trials of their product candidates before seeking product approval. Our application for approval of a Phase IIa clinical trial is a relatively early-stage clinical trial and we must prove safety and efficacy before we can obtain FDA approval to start a late-stage clinical trial. We may be unable to prove safety and efficacy or obtain approval to start late-stage clinical trials. This would substantially delay our commercialization, and might not be possible to complete, due to development or approval of competing products, lack of funding, or other factors. In addition, a rapidly growing number of products are under development for brain cancer, including immunotherapies such as checkpoint inhibitor drugs and T cell-based therapies, and some (e.g., NovoCure’s, OPTUNE GIO® device)have been approved in the U.S. It is possible that the standard of care for brain cancer could change before we are approved to start a Phase II trial and analysis of its results, or before we are able to seek approval for late-stage trials and commercialization. This could necessitate further clinical trials with our TLR-AD1 and IDH1 product candidates for brain cancer, which may not be feasible.

Changes in manufacturing methods for TLR-AD1 could require us to conduct equivalency studies and/or additional clinical trials.

With biologics products and analysis, in some cases “the process is the product:” i.e., the manufacturing process is as integral to the product as is the composition of the product itself. If any changes are made in the manufacturing process, and these changes are considered material by the regulatory authorities, the company sponsor may be required to conduct equivalency studies to show that the product is equivalent under the changed manufacturing processes as under the original manufacturing processes, or the company sponsor may be required to conduct additional clinical trials. In addition, if there are multiple manufacturing locations, equivalency studies may be required to show that the products produced in the respective facilities are substantially the same. Accordingly, we may be required to conduct equivalency studies, and/or additional clinical trials, before we can obtain product approval, unless the regulatory authorities are satisfied that the changes in processes do not affect the quality, efficacy or safety of the product, and satisfied that the products made in each manufacturing location are substantially the same.

We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we and our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate our product in the U.S. Regulatory approval by the FDA will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of TLR-AD1 or IDH1. In addition, the endpoint against which the data is measured must be acceptable to the regulatory authorities, and the statistical analysis plan for how the data will be evaluated must also be acceptable to the regulatory authorities.

The time required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to 18 months after submission of an application for product approval to receive the FDA’s decision. Even with Fast Track status, FDA review and decision can take up to 12 months. At present, we do not have Fast Track status for our lead product, TLR-AD1 for glioblastoma, or for its proposed companion diagnostic, IDH1.

Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, even if regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements as well as case load at the regulatory agency at the time.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. The patent landscape is especially uncertain about cell therapy products, as it involves complex legal and factual questions for which important legal principles remain unresolved. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings, inter partes reexamination, or post grant review before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from the third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. If the infringement is found to be willful, we could be liable for treble damages.

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

In the future, we intend to issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes, and if the transaction with Sumner or VSI is completed, we will issue shares that amount to a controlling interest in the Company. In addition, as of September 30, 2024, we have outstanding debt that could presently or upon default be converted into approximately 511 million shares of our common stock, preferred shares convertible into 6.0 million shares of our stock, stock options exercisable for up to 5.5 million shares of our stock and warrants exercisable for up to 20.3 million shares of our stock. In addition, we have issued 2.8 million shares of our common stock to one of our lenders for loan commitment fees and guaranteed that the lender will be able to sell the shares for at least $1.3 million; if the lender sells the shares for less, we must issue the lender additional shares or make a cash payment to make them whole. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares. In addition, just the potential for the issuance of a significant amount of our common stock pursuant to the warrants, convertible notes and preferred shares could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether sales have occurred or are occurring, could also hinder our ability to raise additional equity capital at a time and price that we deem reasonable or appropriate.

Our CEO currently has the ability to significantly influence the election of our directors and the outcome of matters submitted to our shareholders.

As of September 30, 2024, our chief executive officer Dwain K. Irvin controls common and preferred shares that give him the right to cast 30% of the vote on all matters submitted to our shareholders, including the election of directors. As a result, Dr. Irvin has the ability to significantly influence the outcome of issues submitted to our shareholders. Although our directors and executive officers, including Dr. Irvin, have a fiduciary obligation to the company’s shareholders, their interests may not always coincide with our interests or the interests of other shareholders. As a consequence, it may be difficult for the other shareholders to remove our board members. Dr. Irvin’s voting control could also deter unsolicited takeovers, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	If we are unable to successfully complete clinical trials or obtain regulatory approval for our novel cancer treatment, we will have no source of revenue.

●	We have incurred significant net losses from operations and have defaulted on our debt, and must raise additional capital to fund our operations, commercialize our products, and repay our debt.

●	We have been unable to obtain any significant sources of funding, and if a funding transaction does not close we will be unable to pay our debts or continue our operations.

●	We have limited management resources and only one full time employee whom we are dependent upon for our success, and the loss of any member of our management team would negatively impact our operations.

●	The exercise of our outstanding warrants, conversion of our convertible debt, or conversion of our outstanding preferred stock would result in significant dilution for our common shareholders.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or data. We have integrated these processes into our overall risk management systems and processes, and they include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. To protect our information systems from cybersecurity threats, we use various security tools that are designed to protect against cyber security incidents, as well as to identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but may be negatively impacted in the future by cybersecurity incidents.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure and oversight of our risk management process, including risks from cybersecurity threats. Because our board has only three members, it has not formed a committee tasked with these responsibilities, and addresses them as a whole. However, the board relies on our executive officers for the day-to-day management of the material risks we face, including cybersecurity threats.

Item 2. Properties.

As a biopharmaceutical company in the pre-IND stage, NovAccess does not require a physical headquarters or permanent research and development facilities. To conserve capital, we utilize third-party office facilities when needed and maintain a mailing office address at 459 Columbus Ave #607, New York, NY 10025. In addition, our StemVax, LLC subsidiary utilizes third-party laboratory and research space in Pasadena and Santa Cruz, California as needed.

Item 3. Legal Proceedings.

On October 7, 2024, 13 Paul Lending LLC filed a complaint against NovAccess in the Circuit Court of Fairfax County, Virginia caption 13 Paul Lending LLC v NovAccess Global Inc., CL-2024-0014265. 13 Paul loaned the Company $55,000 pursuant to a securities purchase agreement and convertible promissory note dated August 16, 2023. In the complaint, 13 Paul alleges breach of the note and purchase agreement and is seeking default damages of approximately $510,000. We previously repaid a portion of the loan and believe that the damages sought by 13 Paul are excessive. On October 22, 2025, the court dismissed the case because NovAccess had not been served within a year of 13 Paul filing the complaint. On October 31, 2025, 13 Paul filed a motion for reconsideration, arguing that NovAccess had agreed to accept service. On November 2025, NovAccess made a payment of $10,000 to 13 Paul. We are in ongoing discussions with 13 Paul’s counsel to settle the case, but cannot guarantee that we will be able to settle with 13 Paul on terms acceptable to us or at all.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of NovAccess previously traded on the OTCQB Market under the symbol “XSNX,” but is currently eligible to trade on the OTC Expert Market. Because we are delinquent in our SEC filings, our shares are only eligible to trade for unsolicited customer orders, not proprietary broker-dealer quotations. Trading in the common stock is limited and sporadic. The following table lists the high and low closing sale prices for our stock for each quarter for the last two fiscal years as reported on the OTCQB. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Closing Price
Quarter Ended	High	Low
December 31, 2022	0.325	0.116
March 31, 2023	0.290	0.140
June 30, 2023	0.200	0.100
September 30, 2023	0.133	0.061
December 31, 2023	0.100	0.017
March 31, 2024	0.049	0.008
June 30, 2024	0.018	0.004
September 30, 2024	0.019	0.005

We had 354 shareholders of record of our common stock on December 31, 2024. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Common Stock

During the quarter ended September 30, 2024, we issued 172,502 unregistered shares of our common stock for compensatory purposes. Effective September 30, 2024, we issued 72,500 unregistered shares of our common stock to Letzhangout LLC. for accounting services provided to NovAccess, and 100,002 unregistered shares to Darrow Associates for investor relations services provided to NovAccess. The issuance of shares to our service providers is exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

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

StemVax, is a biopharmaceutical company developing novel therapies for brain tumor patients that holds an exclusive patent license from Cedars-Sinai Medical Center in Los Angeles, California (Cedars-Sinai) known as StemVax Glioblast (SVX-GB/TLR-AD1). TLR-AD1 specifically targets glioblastoma, the most common and lethal type of adult brain tumor. Christopher Wheeler, President of StemVax, has been involved in the pre-clinical research and development of the drug candidate at Cedars-Sinai Department of Neurosurgery since 1997. Dr. Wheeler began preparing the pre-IND application to obtain FDA approval to start human clinical trials. In 2021, Dr. Wheeler led pre-IND interactions with the FDA and obtained a recommended roadmap from the FDA to facilitate the filing of an IND application for a Phase I application or a Phase II application. We are currently executing on their recommendations and plan to submit an IND application in 2026. In August 2022, we filed an application with the U.S. Food and Drug Administration for orphan drug designation (“ODD”) for TLR-AD1, which was granted in October 2022. Receiving ODD status represents a milestone in the development of TLR-AD1 and provides us with multiple incentives, including seven-year marketing exclusivity and federal tax credits, among other benefits. In May 2024, NovAccess submitted a provisional patent, and in May 2025 a non-provisional patent, for new intellectual property developed at Cedars-Sinai to advance the Company’s immunotherapy platform. The patent pertains to the use of a specific protein, IDH1, which is commonly mutated in brain and other tumors. Pre-clinical and clinical research published by Dr. Wheeler, has shown that mutated IDH1 in the tumor predicts poor response to dendritic cell (DC) immunotherapy treatment for brain cancer, while high expression of non-mutated IDH1 in tumor tissue discerns long-term from short-term survivors in patients with brain tumors such as glioblastoma. With the filing, NovAccess effectively doubled its patent portfolio, and intends to use analysis of IDH1 in tumors to promote the delivery of TLR-AD1 to only the patients most likely to benefit from it. The Company plans to approach the US Food and Drug Administration to determine how best to co-develop IDH1 and TLR-AD1.

Results of Operations for the Fiscal Year Ended September 30, 2024, Compared to Fiscal Year Ended September 30, 2023

Revenue and Cost of Sales

The Company generated no revenue or cost of goods sold in the fiscal years ended September 30, 2024, and 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased by $1,564,623 during fiscal 2024 to $747,776 as compared to $2,312,399 for fiscal 2023. The primary decrease in SG&A expenses $1,180,813 was related to the Company recognizing $29,000 in warrant expense in fiscal 2023 compared to $563,315 in stock compensation expense and $563,998 in warrant expense in fiscal 2023. The stock compensation expense resulted from the issuance of stock options to board members, employees and other service providers as compensation for their services during 2023. The warrant expense was the result of issuing warrants in return for the extension of the due dates on certain loans. The professional services fees decreased by $328,872 during fiscal 2024 to $338,469 as compared to $667,341 for fiscal 2023. The decreases resulted from investor relations expenses of $262,343, legal and accounting of $52,007, and all other professional fees of $14,522. All other expenses were at similar levels between the two years and resulted in a net decrease of $54,474.

Research and development Expenses

Research and development expenses were at a similar level of $153,898 and $154,362 for fiscal 2024 and 2023, respectively. There were no new product investments in the year.

Other Income/(Expenses)

Other expenses decreased by $501,970 to $1,756,215 for fiscal 2024 from other expenses of $2,258,158 for fiscal 2023. The change was primarily due to a decrease in the loss on derivative liabilities of $868,225 from a loss in fiscal 2023 of $1,246,842 to a loss of $378,671 in fiscal 2024. This change was the result of additional convertible debt entered into and retired during 2024 as well as the overall decline in the stock price and increase in volatility. Additionally, interest expense decreased by $516,737 because of lower debt amortization costs This decrease was offset by a legal provision of $509,842, an impairment charge of $221,932 and by an increase in an expense of $177,553 relating to the price guarantee on shares issued as a commitment fee to one of our note holders.

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

Net Loss

For fiscal year 2024, our net loss was $2,657,889 as compared to a net loss of $4,724,946 for fiscal 2023. The decrease in net loss of $2,067,057 was due to the decrease in SG&A and Other Expenses described above.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2024 of $10,023,523, as compared to a working capital deficit of $7,798,484 as of September 30, 2023. The increase of $2,225,039 in working capital deficit was the result of an increase in the derivative liability on convertible notes amounting to $410,461. There were also increases in accrued expenses and other liabilities of $1,041,732, an increase in accrued legal settlement of $509,842 and an increase in accounts payable of $245,533 because of the deferral of payments to some service providers and our CEO. Cash and prepaid expenses reduced by $24.

For fiscal 2024, our cash flow used by operating activities was $215,402, as compared to cash flow used by operating activities of $624,636 for fiscal 2023. The decrease of $409,234 in cash flow used by operating activities was primarily due to lower cash expenses because of the lack of funding for operations.

Cash flow used by investing activities was $0 in fiscal 2024 and 2023.

Cash flow provided by financing activities was $214,878 for fiscal 2024, as compared to cash provided by financing activities of $581,800 during fiscal 2023. The decrease in cash flow provided by financing activities reflects the difficulty in raising additional capital.

The Company will need to raise additional funds to finance its ongoing operations, complete its IND application to the FDA and to make payments under its loan agreements. We plan to raise this capital through the issuance of equity as well as obtaining additional debt as needed.

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

The following financial statements are filed with this Form 10-K beginning at page F-1:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NovAccess Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NovAccess Global, Inc. (the Company) as of September 30, 2024 and 2023 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company have suffered multiple net losses from operations, has an accumulated deficit and no revenue to date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liabilities

As discussed in Note 2, 5, 6 and 8, the Company borrows funds through the use of convertible note payable that contain a conversion price that may be fixed or a percentage of the stock price.

Auditing management’s evaluation of a fair value of the derivative liability involves significant judgement and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgement is exercised by the Company in determining derivative liability values for the convertible note agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

The Woodlands, Texas

January 14, 2026

NOVACCESS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023

ASSETS

CURRENT ASSETS
Cash	$20,891	$21,415
Prepaid expenses	41,333	40,833

Total Current Assets	62,224	62,248

Investment	-	-

TOTAL ASSETS	$62,224	$62,248

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$760,219	$514,686
Accrued expenses and other current liabilities	3,024,299	1,982,567
Accrued legal settlement	509,842	-
Derivative and warrant liabilities	3,392,843	2,982,382
Due to related parties	181,217	181,217
Short term loan, related party	35,000	21,000
Convertible promissory notes, net of debt discount and debt issuance costs of $122,302 and $0 respectively. Some are in default (see Note 5)	2,160,827	2,166,380
Convertible promissory note related party	21,500	12,500
Total Current Liabilities	10,085,747	7,860,732

TOTAL LIABILITIES	10,085,747	7,860,732

SHAREHOLDERS’ DEFICIT
Preferred stock 50,000,000 shares authorized, shares issued and outstanding designated as follows:
Preferred Stock Series B, $0.01 par value, 25,000 authorized and 600 shares issued and outstanding	$6	6
Common stock, no par value; 2,000,000,000 authorized common shares 61,652,385 and 21,744,209 shares issued and outstanding, respectively	44,081,498	43,683,197
Additional paid in capital	5,340,948	5,335,398
Paid in capital, common stock warrants	5,367,272	5,338,273
Paid in capital, preferred stock	4,747,108	4,747,108
Accumulated deficit	(69,560,355)	(66,902,466)

TOTAL SHAREHOLDERS’ DEFICIT	(10,023,523)	(7,798,484)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$62,224	$62,248

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Years Ended
	September 30, 2024	September 30, 2023

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development expenses	153,898	154,362
Selling, general and administrative expenses	747,776	2,312,399

TOTAL OPERATING EXPENSES	901,674	2,466,761

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(901,674)	(2,466,761)

OTHER INCOME/(EXPENSES)
Miscellaneous income	15,379	56,082
Extinguishment of derivative liability	232,986	237,465
Loss on change in derivative liability	(266,270)	(1,246,842)
Loss on derivatives	(112,347)	-
Impairment of investment	(221,932)	-
Commitment fee guarantee	(259,053)	(81,500)
Legal settlement provision	(509,842)	-
Interest expense	(635,136)	(1,223,390)

TOTAL OTHER INCOME/(EXPENSES)	(1,756,215)	(2,258,185)

NET LOSS	$(2,657,889)	$(4,724,946)

DIVIDEND WARRANT PROTECTION RESERVE	$-	$(44,241)

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	$(2,657,889)	$(4,769,187)

BASIC LOSS PER SHARE	$(0.06)	$(0.23)

DILUTED LOSS PER SHARE	$(0.06)	$(0.23)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	44,631,319	20,828,079
DILUTED	44,631,319	20,828,079

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock, Class B		Common Stock		Additional Paid-in	Stock Options/ Warrants Paid in	Paid in Capital, Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Stock	Deficit	Total

Balance at September 30, 2022	600	$6	18,669,507	$43,225,982	$5,340,398	$4,210,960	$4,747,108	$(62,177,520)	$(4,653,066)

Common stock issued for services	-	-	1,908,025	307,715		-	-	-	307,715
Common stock issued, subscriptions	-	-	525,000	55,000	(5,000)	-	-	-	50,000
Common stock issued as commitment fee on promissory note extension	-	-	500,000	82,500	-	-	-	-	82,500
Common stock issued as repayment of loan	-	-	141,677	12,000	-	-	-	-	12,000
Stock compensation - options	-	-	-	-	-	563,315	-	-	563,315
Warrant expense	-	-	-	-	-	563,998	-	-	563,998
Net Loss	-	-	-	-	-	-	-	(4,724,946)	(4,724,946)
Balance at September 30, 2023	600	$6	21,744,209	$43,683,197	$5,335,398	$5,338,273	$4,747,108	$(66,902,466)	$(7,798,484)

Common stock issued for services	-	-	417,504	6.159		-	-	-	6,159
Common stock issued on conversion of loans			22,195,217	156,460					156,460
Common stock issued for commitment fees	-	-	2,500,000	13,750	-	-	-	-	13,750
Common stock issued for investment	-	-	14,795,455	221,932	-	-	-	-	221,932
Imputed interest on related party loans	-	-	-	-	5,550	-	-	-	5,550
Warrant expense	-	-	-	-	-	28,999	-	-	28,999
Net Loss								(2,657,889)	(2,657,889)
Balance at September 30, 2024	600	$6	61,652,385	$43,683,197	$5,340,948	$5,367,272	$4,747,108	$(69,560,355)	$(10,023,523)

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Years Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,657,889)	$(4,724,946)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of debt discount and debt issuance costs recorded as interest expense	233,138	918,578
Loss on change in fair value of derivative liability	266,270	1,009,377
Loss on derivatives	112,347	-
Extinguishment of derivatives	(232,986)	-
Warrants expense	28,999	563,998
Imputed interest on related party loan	5,550	-
Stock issued and issuable for services	6,159	307,715
Stock based compensation	-	563,315
Fair value of commitment shares issued for loans	-	82,500
Impairment of investment	221,932	-
Changes in Assets and Liabilities:
Prepaid expenses	(500)	19,817
Accounts payable	245,533	139,004
Accrued legal settlement	509,842	-
Accrued expenses and other current liabilities	1,046,203	496,006
NET CASH USED IN OPERATING ACTIVITIES	(215,402)	(624,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions received	-	50,000
Payments to related party for redemption of preferred stock	-	(5,000)
Proceeds from promissory notes	305,038	693,550
Proceeds from convertible notes payable to related parties	9,000	-
Proceeds from short term loans payable - related parties	14,600	8,500
Payments on convertible promissory notes	(113,160)	(165,250)
Proceeds from short term loans payable - related parties	(600)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	214,878	581,800

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED BY INVESTING ACTIVITIES	-	-

NET DECREASE IN CASH	(524)	(42,836)

CASH, BEGINNING OF PERIOD	21,415	64,251

CASH, END OF PERIOD	$20,891	$21,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,505	$97,928
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued on conversion of convertible note	$156,607	$12,000
Initial derivative recognition on new loans and warrants	$264,830	$813,711
Common stock issued to purchase long-term equity investment	$221,932	$-
Common stock issued as commitment fee on promissory note	$13,750	$82,500

The accompanying notes are an integral part of these consolidated financial statements.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions. The Company has obtained funds from its shareholders and from lenders since its inception through the period ended September 30, 2024. Management believes the existing shareholders, prospective new investors and lenders will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its business.

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

SEPTEMBER 30, 2024 AND 2023

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

	For the Years Ended
	September 30,
	2024	2023

Gain (Loss) to common shareholders (Numerator)	$(2,657,889)	$(4,724,946)

Basic weighted average number of common shares outstanding (Denominator)	44,631,319	20,828,079

Diluted weighted average number of common shares outstanding (Denominator)	44,631,319	20,828,079

Diluted weighted average number of shares for the fiscal years ended September 30, 2024, and 2023 is the same as basic weighted average number of shares because the Company had net losses for fiscal years 2024 and 2023.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2024, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses approximate the fair value because of their short maturities.

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

SEPTEMBER 30, 2024 AND 2023

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

We measure certain financial instruments at fair value on a recurring basis. The Company had no assets that are required to be valued on a recurring basis as of September 30, 2024, and 2023. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2024 and 2023:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets:	$-	$-	$-	$-

Liabilities:
Derivative Liability at fair value as of September 30, 2023	$2,253,391	$-	$-	$2,253,391
Derivative Liability warrants at fair value as of September 30, 2023	$728,991	$-	$-	$728,991
Total Derivative Liability as of September 30, 2023	$2,982,382	$-	$-	$2,982,382
Derivative Liability at fair value as of September 30, 2024	$3,141,263	$-	$-	$3,141,263
Derivative Liability warrants at fair value as of September 30, 2024	$154,692	$-	$-	$154,692
Total Derivative Liability as of September 30, 2024	$3,295,955	$-	$-	$3,295,955

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

	Derivative Liability Promissory Notes	Derivative Liability Warrants	Total Derivative Liability
Balance as of September 30, 2022	$1,207,403	$232,609	$1,440,012
Fiscal year 2023 initial derivative liabilities	480,958	332,753	813,711
Net Loss on change in fair value	565,030	163,629	728,659
Ending balance as of September 30, 2023	$2,253,391	$728,991	$2,982,382
Fiscal year 2024 initial derivative liabilities	292,557	84,620	377,177
Net (Gain) Loss on change in fair value	925,189	(658,919)	266,270
Extinguishment of derivatives	(232,986)	-	(232,986)
Ending balance as of September 30, 2024	$3,238,151	$154,692	$3,392,843

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

This investment consists of an equity investment in a private company through common shares that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net of impairment on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized.

Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. Due to there being no readily determinable fair value of the investment for the reporting period, the company elected to value the investment at $0 and recorded a $221,932 impairment as of September 30, 2024.

If, in the future, the Company identifies observable price changes, we may measure our investment at fair value as of the date the observable transaction occurred.

4. CAPITAL STOCK

As of September 30, 2024, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with no par value.

The Company is also authorized to issue 50,000,000 shares of preferred stock with a par value of $0.01 per share. The rights, preferences and privileges of the holders of the preferred stock are determined by the Board of Directors prior to issuance of such shares.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

4. CAPITAL STOCK (Continued)

Preferred Stock

As of September 30, 2024, the Company had 600 shares of issued and outstanding Series B Preferred held by Irvin Consulting LLC, a company owned by Dwain Irvin, the CEO of the Company.

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

Common Stock

During the year ended September 30, 2024, the Company issued 40,335,225 shares of common stock.

The Company issued 22,195,217 shares on the conversion of the April 11, 2023, Note, the April 24, 2023 Note, the June 20, 2023 Note, the August 16, 2023 Note, and the August 17, 2023 Note, representing principal of $79,250 plus interest of $4,472, principal of $29,710, principal of $21,380, and principal of $21,795, respectively. The debt was converted within the terms of the agreements (as discussed below in Note 4).

The Company issued 417,504 shares to various vendors for services provided for a value of $6,159 recorded at fair value of shares on the respective grant dates and including 398,750 shares issued to a related party for services provided amounting to $4,702 recorded at the fair value of shares on the respective grant dates.

The Company issued 2,500,000 shares as commitment fees in connection with the letter agreement issued on April 29, 2024. These shares were recorded at fair value as of the date of issuance.

The Company issued 14,795,455 shares to purchase 362,956 shares of Fendix Media Limited, a United Kingdom private limited company for an initial value of $221,932.

During the year ended September 30, 2023, the Company issued 3,074,702 shares of common stock. 1,908,025 shares were issued to various vendors for services provided, including 398,750 shares issued to a related party for services provided; 141,677 shares were issued on repayment of loan; 525,000 shares were issued in relation to stock subscriptions; and 500,000 shares were issued as commitment fees in connection with the letter agreement issued on February 9, 2023.

5. CONVERTIBLE PROMISSORY NOTES

Convertible Promissory notes as of September 30, 2024	Principal Amount	Unamortized balance of Debt Discount	Outstanding balance as of September 30, 2024	Derivative balance as of September 30, 2024

2013 Note	12,000	-	12,000	-
2014 Note	50,880	-	50,880	245,569
2017 Note	115,000	-	115,000	519,621
February 2022 Note	250,000	-	250,000	299,830
May 2022 Note	1,000,000	-	1,000,000	1,222,516
August 2022 Note	100,000	-	100,000	-
February 2023 Note	265,000	-	265,000	312,915
June 19, 2023 Note	75,000	-	75,000	86,359
August 16, 2023 Note	33,205	-	33,205	96,888
December 29, 2023 Note	29,444	-	29,444	31,326
February 27, 2024 Note	100,000	-	100,000	100,871
April 29, 2024 Note	25,600	(3,697)	21,903	32,762
May 13, 2024 Note	117,000	(27,978)	89,022	160,696
August 20, 2024 Note	45,000	(29,936)	15,064	52,978
September 18, 2024 Note	65,000	(60,691)	4,309	75,820
Sub-total	2,283,129	(122,302)	2,160,827	3,238,151

NOVACCESS GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

2013 Note

On October 1, 2013, the Company issued an unsecured convertible promissory note (the “2013 Note”) in the amount of $12,000 to a former Board member (the “Holder”) in exchange for retention as a director during the fiscal year ending September 30, 2014. The Note can be converted into shares of common stock by the Holder for $4.50 per share. The Note matured on October 1, 2015, and bore a one-time interest charge of $1,200 which was applied to the principal on October 1, 2014. As of September 30, 2024, the outstanding principal balance was $12,000 and accrued interest was $1,200. This loan is in default.

2014 Note

On November 20, 2014, the Company issued a 10% unsecured convertible promissory note (the “2014 Note”) for the principal sum of up to $400,000 plus accrued interest on any advanced principal funds. The 2014 Note matured eighteen months from each advance. The 2014 Note may be converted by the lender into shares of common stock of the Company at the lesser of $12.50 per share or (b) fifty percent (50%) of the lowest traded prices following issuance of the 2014 Note or (c) the lowest effective price per share granted to any person or entity. On November 20, 2014, the lender advanced $50,000 to the Company under the 2014 Note at inception. On various dates from February 18, 2015, through September 30, 2016, the lender advanced an additional $350,000 under the 2014 Note. On September 3, 2024, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2025. As of September 30, 2024, the outstanding principal balance was $50,880 and accrued interest was $41,805.

2017 Note

On May 10, 2017, the Company issued a 10% unsecured convertible promissory note (the “2017 Note”) for the principal sum of up to $150,000 plus accrued interest on any advanced principal funds. The Company received a tranche in the amount of $25,000 upon execution of the 2017 Note. On various dates, the Company received additional tranches in the aggregate sum of $90,000. On September 3, 2024, the Company and lender agreed to extend the maturity date for the outstanding balance to June 30, 2025. The 2017 Note may be converted by the lender into shares of common stock of the Company at the lesser of $10 per share or (b) fifty percent (50%) of the lowest traded price of common stock recorded on any trade day after the effective date, or (c) the lowest effective price per share granted to any person or entity. As of September 30, 2024, the outstanding principal balance was $115,000 and accrued interest was $81,119.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

August 2021 Note

On August 20, 2021, the Company issued a 10% secured promissory note (the “August 2021 Note”) for the principal sum of $500,000 plus accrued interest. The August 2021 Note was to mature on February 20, 2022, unless extended for up to an additional six months. The August 2021 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period. The Company issued 1,000,000 warrants at a price of $1.50 in connection with the note and issued 400,000 shares as a commitment fee. In February 2022, the Company extended the term of the August 2021 Note for an additional six months. The Company repaid the August 2021 Note on May 9, 2022, in connection with the issuance of the May 2022 Note described below. As of September 30, 2024, the balance on the August 2021 Note was $0.

In connection with the February 2023 Letter Agreement (described below) the warrants issued in connection with this note were repriced to $0.20 per share. The warrants contained a ratchet price adjustment provision and the difference in fair value upon the reduction of exercise price was treated as a deemed dividend for the down round adjustment provision.

February 2022 Note

On February 15, 2022, the Company issued a 10% secured promissory note (the “February 2022 Note”) for the principal sum of $250,000 plus accrued interest. The February 2022 Note was to mature on August 15, 2022, unless extended for up to an additional six months. The February 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before the conversion. In July 2022, the Company extended the term of the February 2022 note for another six months until February 15, 2023. In connection with the note, the Company issued 500,000 warrants with an exercise price of $1.50. The February 2022 Note had an original issuance discount amounting to $25,000, debt issuance cost amounting to $12,000 and the Company issued 300,000 shares as a commitment fee valued at $111,000 based on the share price on the date of the agreement. The initial recognition of derivative and warrant liability was recorded as debt discount and amortized over the term of the loan. The debt discount is fully amortized and the balance in debt discount as on September 30, 2024, was $0. As of September 30, 2024, the principal balance outstanding was $250,000 and accrued interest was $70,374.

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

The Holder has agreed to a number of extensions on the loan and on August 18, 2025, agreed to an extension until November 1, 2025.

May 2022 Note

On May 5, 2022, the Company issued a 12% secured promissory note (the “May 2022 Note”) for the principal sum of $1,000,000 plus accrued interest. The May 2022 Note was to mature on November 5, 2022, unless extended for up to an additional six months. If extended, the interest rate increased to 15% for the remaining six months. The May 2022 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company used some of the proceeds from the May 2022 Note to pay off the August 2021 Note. In November 2022, the Company extended the May 2022 Note for another six months until May 5, 2023. In connection with the loan the Company issued 1,000,000 warrants at an exercise price of $0.01. The May 2022 Note had an original issuance discount amounting to $100,000, debt issuance costs of $25,500 and the Company issued 875,000 shares as a commitment fee valued at $259,875 based on the share price on the date of the agreement. The initial recognition of derivative liability of $412,065 and warrant liability amounting to $282,051 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2024, was $0. As of September 30, 2024, the principal balance outstanding was $1,000,000 and accrued interest was $306,285.

The Holder has agreed to a number of extensions on the loan and on August 18, 2025, agreed to an extension until November 1, 2025.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

August 2022 Note

On August 8, 2022, the Company issued a 12% unsecured promissory note (the “August 2022 Note”) for the principal sum of $100,000 plus accrued interest. The August 2022 Note matured on August 8, 2023. The holder has the right, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a conversion price of $0.15. The initial recognition of derivative liability of $77,259 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2024, was $0. As of September 30, 2024, the balance outstanding was $100,000 and accrued interest was $24,928.

On August 3, 2023, the Company and the holder signed an agreement extending the loan until November 8, 2023, with an interest rate of 14% commencing on August 9, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, in return for an additional fee of $5,000. On May 9, 2024, the Holder agreed to a third extension until August 10, 2024, in exchange for an interest rate change to 20% retroactive to August 9, 2022. On August 16, 2024, the Holder agreed to a repayment plan requiring payment in full for unpaid principal and interest by February 27, 2025. On August 28, 2025, the Company and holder agreed to a payment plan of $10,000 within five days of signing with the $100,000 note due by November 1, 2025.

September 2022 Note

On September 22, 2022, the Company issued an 8% secured promissory note (the “September 2022 Note”) for the principal sum of $79,250 plus accrued interest. The September 2022 Note was to mature on September 22, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $75,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $3,127 and prepayment penalty of $20,594 on March 12, 2023. As of September 30, 2024, the balance outstanding was $0.

November 2022 Note

On November 1, 2022, the Company issued an 8% secured promissory note (the “November 2022 Note”) for the principal sum of $55,000 plus accrued interest. The November 2022 Note was to mature on November 1, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. The Company repaid the loan in full including interest of $2,109 and prepayment penalty of $14,277 on April 24, 2023. As of September 30, 2024, the balance outstanding was $0.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

December 2022 Note

On December 7, 2022, the Company issued an 8% secured promissory note (the “December 2022 Note”) for the principal sum of $55,000 plus accrued interest. The December 2022 Note was to mature on December 7, 2023. In case of default in repayment of the outstanding amount on the due date, the balance would have borne interest of 22% per annum. The holder had the right, after six months, until the date of payment in full of all amounts outstanding, to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the Common Stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company had the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty was subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,750 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. On June 13, 2023, the lender converted $12,000 of the amount due into 141,677 shares of the Company and on June 20, 2023, the Company repaid the balance of the loan together with $2,260 in interest and $11,315 in prepayment penalty. As of September 30, 2024, the balance outstanding was $0.

February 2023 Letter Agreement

On February 9, 2023, the Company entered into a letter agreement, whereby the Company borrowed an additional loan amounting to $265,000, which was added to the May 2022 Note. The $265,000 loan has an original issuance discount of 10% of the principal and bears interest at 10% a year. This loan was due on May 9, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the loan. Pursuant to this agreement, the Company paid a commitment fee of 500,000 unregistered shares of the Company’s common stock which were valued at $82,500 based on the share price on the date of the agreement. The initial recognition of derivative liability amounting to $110,576 was recorded as debt discount and amortized over the term of the loan. The original issuance discount of $26,500 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2024, the unamortized debt discount balance was $0, the principal balance outstanding was $265,000 and accrued interest was $69,356.

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

On June 8, 2023, the Company entered into a letter agreement which extended the due date of the February 22 note until June 30, 2023. On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 29, 2024, the Holder agreed to a further extension until February 29, 2024, on May 13, 2024, the Holder agreed to a further extension until May 31, 2024, and on August 18, 2025, the Holder agreed to an extension until November 1, 2025.

April 11, 2023, Note

On April 11, 2023, the Company issued a convertible promissory note for the principal sum of $79,250 plus accrued interest (the “April 11, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 11, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of the derivative liability of $75,000 was recorded in debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining debt discount and debt issuance cost balance was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. During the year ended September 30, 2024, on various dates, the $79,250 principal of the loan and accrued interest was converted to 6,953,792 common shares within the terms of the note with no gain or loss. As of September 30, 2024, the principal balance outstanding was $0 and accrued interest was $0. In connection with the repayment of the convertible note, the Company extinguished the related derivative liability valued at $76,871.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

April 24, 2023, Note

On April 24, 2023, the Company issued a convertible promissory note in the original principal amount of $54,250 plus accrued interest (the “April 24, 2023 Note”). The loan bears interest at 8% a year. The note matures on April 24, 2024. In case of default in repayment of the outstanding amount on the due date the balance will bear interest of 22% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to 65% multiplied by the market price. Market price means the average of the three lowest trading prices for the common stock during the fifteen-trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the loan with a prepayment penalty of between 15% and 25% of the total amount owed in the first six months. Thereafter, any prepayment penalty is subject to agreement between the parties. The initial recognition of derivative liability amounting to $50,000 was recorded as debt discount and amortized over the term of the loan. The debt issuance cost of $4,250 was recorded as debt discount and amortized over the term of the loan. As of September 30, 2023, the remaining balance in debt discount and debt issuance costs was expensed since the loan was in default because of a delay in filing the Company’s report on Form 10-K for the period ending September 30, 2023. During the year ended September 30, 2024, on various dates, $24,540 principal of the loan and $4,125 of accrued interest was repaid, and $29,710 principal of the loan was converted to 4,481,509 common shares within the terms of the note with no gain or loss. As of September 30, 2024, the principal balance outstanding was $0 and accrued interest was $0. In connection with the repayment of the convertible note, the Company extinguished the related derivative liability valued at $40,849.

June 19, 2023, Letter Agreement

On June 19, 2023, the Company entered into a letter agreement whereby it borrowed a further $75,000 which was added to the May 2022 Note. This loan bears interest at 15% a year and originally matured on July 16, 2023. Our chief executive officer, Dwain K. Irvin, guaranteed repayment of the $75,000 loan. In connection with this loan the Company issued 750,000 warrants at an exercise price of $0.0001 per share. The initial recognition of the derivative liability was $75,000 which is amortized over the life of the loan. As of September 30, 2024, the principal balance outstanding was $75,000 and accrued interest was $17,276.

On August 8, 2023, the Company entered into a further letter agreement extending the due date of the loan until August 31, 2023. On January 31, 2024, the Holder agreed to a further extension until February 29, 2024, on May 13, 2024, the Holder agreed to a further extension until May 31, 2024, and on August 18, 2025, the Holder agreed to an extension until November 1, 2025.

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

During the year ended September 30, 2024, on various dates, $33,620 principal of the loan and $6,131 of accrued interest was repaid, and $21,380 principal of the loan was converted to 5,405,711 common shares within the terms of the note with no gain or loss. As of September 30, 2024, the principal balance outstanding was $0 and accrued interest was $0. In connection with the repayment of the convertible note, the Company extinguished the related derivative liability valued at $43,074.

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

During the year ended September 30, 2024, on various dates, $21,795 principal of the loan was converted to 5,400,000 common shares within the terms of the note with no gain or loss. As of September 30, 2024, the principal balance outstanding was $33,205 and accrued interest was $3,530. The loan is in default and the Company and the Holder are discussing a settlement. The Company has recorded $509,842 as an accrual for its best estimate of the settlement. In connection with the conversion of the convertible note, the Company extinguished the related derivative liability valued at $27,532.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

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

During the year ended September 30, 2024, on various dates, $55,000 principal of the loan and $5,249 of accrued interest was repaid. As of September 30, 2024, the principal balance outstanding was $0 and accrued interest was $0. In connection with the repayment of the convertible note, the Company extinguished the related derivative liability valued at $44,660.

December 29, 2023 Letter Agreement

On December 29, 2023, the Company entered into a letter agreement with the holder of the February 2022 Note. Under this agreement the holder agreed to loan the Company an additional $29,444 to be added to the principal of the February 2022 Note. An initial amount of $10,000 was loaned on December 29, 2023, with the remaining amount of $19,444 loaned to the Company on February 8, 2024. The loan has an original interest discount of 10% and bears interest at 10% per annum. On May 13, 2024, the Holder agreed to a further extension until May 31, 2024. As part of this agreement, the Company agreed to extend the life on each of the warrants previously issued to the holder by two years. On October 16, 2024, the Holder agreed to an extension until November 1, 2025. As of September 30, 2024, the principal balance outstanding was $29,444 and accrued interest was $4,028.

February 27, 2024 Note

On February 27, 2024, the Company issued a convertible promissory note in the principal amount up to $100,000 plus accrued interest (the “February 27, 2024 Note”). The note has an original interest discount of 20%, bears interest at 12% per calendar year and was to mature on August 27, 2024. The terms of the note included payment in three tranches on February 27, 2024, March 15, 2024, and April 15, 2024. In case of default in repayment of the outstanding amount on the due date, the balance will bear interest of 18% per annum. The holder has the right, after six months, until the date of payment in full of all amounts outstanding to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at a variable conversion price equal to the lowest trading price for the common stock during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. The initial recognition of the derivative liability of $47,293 was recorded in debt discount and will be amortized over the term of the loan. The debt issuance cost of $5,000 was recorded in debt issuance discount and will be amortized over the term of the loan. The balance in debt discount as of September 30, 2024, was $0. As of September 30, 2024, the principal balance outstanding was $100,000 and accrued interest was $7,783. On August 18, 2025 the Holder agreed to an extension until November 1, 2025.

April 29, 2024 Note

On April 29, 2024, the Company issued a convertible promissory note in the principal amount of $25,600 plus accrued interest (the “April 29, 2024 Note”). The note has an original interest discount of 10%, bears interest at 12% per calendar year and matured on October 26, 2024. The April 29, 2024 Note could be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The Company issued 2,500,000 shares as a commitment fee. The April 29, 2024 Note had an original issuance discount amounting to $2,560 and debt issuance cost amounting to $5,000, which were recorded as debt discount and will be amortized over the term of the loan. The commitment fee was valued at $13,750 based on the share price on the date of the agreement, of which $3,096 was expensed immediately, and the value of the derivative was $9,532, of which $2,146 was expensed immediately, and the balance was recorded as debt discount and will be amortized over the term of the loan. The balance in debt discount as on September 30, 2024 was $3,697. As of September 30, 2024, the principal balance outstanding was $25,600 and accrued interest was $1,289. On August 18, 2025 the Holder agreed to an extension until November 1, 2025.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

5. CONVERTIBLE PROMISSORY NOTES (Continued)

May 13, 2024 Note

On May 13, 2024, the Company issued a 12% secured promissory note (the “May 13, 2024 Note”) for the principal sum of $117,000 plus accrued interest. The May 13, 2024 Note matures on November 13, 2024. The May 13, 2024 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. In connection with the loan the Company issued 10,000,000 prefunded warrants, of which 3,000,000 may be repurchased by the Company for $1 if all amounts due to the Holder are paid within 90 days. The net proceeds from this loan were used to pay off the June 20, 2023 Note and the August 17, 2023 Note. The May 13, 2024 Note had an original issuance discount amounting to $11,700 and debt issuance costs of $5,300. The initial recognition of derivative liability of $85,588, of which $28,625 was expensed immediately, and warrant liability amounting to $64,665, of which $21,628 was expensed immediately, was recorded as debt discount and the remaining balance will be amortized over the term of the loan. The balance in debt discount as on September 30, 2024 was $27,978. As of September 30, 2024, the principal balance outstanding was $117,000 and accrued interest was $5,382.

August 20, 2024 Note

On August 20, 2024, the Company issued a 12% secured promissory note (the “August 20, 2024 Note”) for the principal sum of $45,000 plus accrued interest. The August 20, 2024 Note matures on February 20, 2025. The August 20, 2024 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. The August 20, 2024 Note had an original issuance discount amounting to $4,500, debt issuance costs of $5,000 and the initial recognition of derivative liability of $29,019 and was recorded as debt discount with the balance to be amortized over the term of the loan. The balance in debt discount as on September 30, 2024 was $29,936. As of September 30, 2024, the principal balance outstanding was $45,000 and accrued interest was $615.

September 18, 2024 Note

On September 13, 2024, the Company issued a 12% secured promissory note (the “September 18, 2024 Note”) for the principal sum of $65,000 plus accrued interest. The September 18, 2024 Note matures on March 18, 2025. The September 18, 2024 Note may be converted, only following an event of default, by the lender into shares of common stock of the Company at the lesser of the lowest trading price during the previous twenty (20) trading day period ending on the issuance date, or during the previous twenty (20) trading day period before conversion. In connection with the loan the Company issued 2,000,000 prefunded warrants. The September 18, 2024 Note had an original issuance discount amounting to $6,500 and debt issuance costs of $8,500. The initial recognition of derivative liability of $89,993, of which $50,374 was expensed immediately, and warrant liability amounting to $19,995, of which $9,574 was expensed immediately, was recorded as debt discount and the remaining balance will be amortized over the term of the loan. The balance in debt discount as on September 30, 2024 was $60,691. As of September 30, 2024, the principal balance outstanding was $65,000 and accrued interest was $282.

Evaluation of Financing Transactions

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations based upon the Binomial lattice model calculation.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 3.6% and 5.5%
Stock volatility factor	Between 176% and 252%
Years to Maturity	Between 6 months and 13 months
Expected dividend yield	None

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

6. CONVERTIBLE PROMISSORY NOTE, RELATED PARTY

July 2022 Note, related party

On July 28, 2022, the Company issued a 12% unsecured promissory note (the “July 2022 Note”) for the principal sum of $12,500 plus accrued interest. All amounts outstanding under the July 2022 Note were payable on the earlier of: (a) October 31, 2022, or (b) the receipt by the Company of debt or equity financing of $3.0 million. The holder has agreed to various extensions on the loan, the most recent being on June 15, 2024, extending the due date until October 31, 2024. The holder has the right, until the date of payment in full of all amounts outstanding, to convert unpaid principal and interest and any other amounts into fully paid shares of common stock of the Company at conversion price of $0.15. The initial recognition of derivative liability of $12,500 was recorded as debt discount and amortized over the term of the loan. The balance in debt discount as on September 30, 2024, was $0. As of September 30, 2024, the principal balance outstanding was $12,500 and accrued interest was $3,260.

May 2024 Note, related party

On May 31, 2024, the Company issued an interest free unsecured promissory note (the “May 31, 2024, Note”) for the principal sum of $9,000 to John A. Cassarini, our Chairman. The note has no fixed term and is repayable to the Company upon receipt of debt or equity financing of at least $1.0 million. The note convertible at any time into shares of common stock of the Company at a conversion price of $0.11 per share. As of September 30, 2024, the principal balance outstanding was $9,000 and accrued interest was $0.

7. SHORT TERM LOAN, RELATED PARTY

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

On July 22, 2024, Jason Anderson loaned the Company a further $1,000 to address short-term cash needs. The loan is non-interest bearing and has the same terms as Mr. Anderson’s previous loans discussed above.

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

For the year ended September 30, 2024, imputed interest of $5,550 on these related party loans was charged to interest expense and credited to additional paid-in capital.

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

8. WARRANTS (Continued)

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

8. WARRANTS (Continued)

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

On September 18, 2024, in connection with the September 18, 2024 Note, the Company issued 2,000,000 common stock warrants exercisable at $0.0001 per share with a five-year term. The fair value of this warrant was recorded as warrant expense of $19,999, based on a Black Scholes model based on the following significant inputs:

Common stock price	$0.01
Risk free interest rate	3.6%
Stock volatility factor	264%
Years to Maturity	7 years
Expected dividend yield	None

On September 30, 2024, the fair value of the derivative liability of the warrants was $154,692 and was $728,991 as of September 30, 2023.

For the purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivatives are as follows:

Risk free interest rate	Between 3.6% and 3.7%
Stock volatility factor	Between 153% and 170%
Years to Maturity	Between 3.9 and 7.0 years
Expected dividend yield	None

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

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

9. OPTIONS (Continued)

A summary of the Company’s options activity and related information follows for the period ended September 30, 2023:

September 30, 2024
Weighted
	Number	average
	Of	exercise
	Options	price
Outstanding - beginning of period	5,542,857	$0.115
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	5,542,857	$0.115

At September 30, 2024, the weighted average remaining contractual life of options outstanding:

	September 30, 2023
			Weighted
			Average
			Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.01	2,000,000	2,000,000	6.00
$0.175	3,542,857	3,542,857	8.45
Total	5,542,857	5,542,857	7.57

10. INCOME TAXES

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

Net deferred tax assets consist of the following components as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Deferred tax assets:
NOL Carryover	$5,603,050	$5,239,461
R&D Credit Carryforward	70,536	46,147
Deferred Compensation	160,699	120,070
Related party accruals	-	40,576
Deferred tax liabilities
Valuation allowance	(5,834,285)	(5,446,254)
Net deferred tax asset	$-	$-

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

10. INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2024 and 2023 due to the following:

	September 30, 2024	September 30, 2023
Book Income	$(558,160)	$(962,410)
Nondeductible Other Expenses	245,946	708,725
Other - Return to provision adjustments	(116,451)	-
Deferred Compensation	40,630	47,620
Related party accrual	-	19,950
Valuation Allowance	388,035	186,115
Income Tax Expense	$-	$-

As of September 30, 2024, the Company had net operating loss carry-forwards of approximately $26,681,000 that may be offset against future taxable income varying from the year 2024 through 2040 and indefinitely. NOLs of $4,881,000 may be carried forward indefinitely while the balance has a 20 year carryforward.  No tax benefit has been reported in the September 30, 2024, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

11. BALANCE SHEET DETAILS

Prepaid expenses consisted of the following as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Insurance	$28,333	$28,333
Other	13,000	12,000
Income Tax Expense	$41,333	$40,833

Accrued expenses and accrued other current liabilities consisted of the following as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Accrued liabilities	34,477	11,154
Interest payable	650,303	289,101
Provision for guaranteed commitment fees (1)	1,301,553	1,042,500
Accrued payroll	202,710	3,875
Deferred compensation	765,231	571,763
License Fees Payable	40,402	40,402
Insurance finance liability	26,332	23,772
Stock payable liability (2)	3,291	-
	$3,024,299	$1,982,567

(1)	Under the terms of the August 2021 Note, the February 2022 Note, the May 2022 Note, the February 2023 Letter Agreement and the June 19, 2023, Letter Agreement, the Company issued a total of 2,825,000 shares of common stock or pre-funded warrants as commitment fees. If the lender is unable to sell the shares for at least $1,325,000, it may make a one-time claim for each note to be reimbursed for the difference between their sale proceeds and $1,325,000. The difference between the fair value of the 2,825,000 shares as on September 30, 2024, and the guaranteed sale amount was recorded as a provision for guaranteed commitment fees and included in the table above. The change in the in the provision for guaranteed commitment fees for the year ended September 30, 2024 of $259,053 was recorded in other income/(expenses) as commitment fee guarantee.
(2)	The Company had earned common stock shares that had not been issued as of September 30, 2024, due to reserved shares of debt holders that reached total authorized shares. The unissued shares are remeasured at mark-to-market at the end of the period.

NOVACCESS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

12. DUE TO RELATED PARTIES

Due to Innovest Global

During the periods prior to the year ended September 30, 2022, Innovest Global, Inc. (“Innovest”) advanced funds to the Company for operating expenses in the amount of $86,217. As of September 30, 2024, the amount has not been reimbursed to Innovest. Our former Chairman Daniel Martin was the CEO of Innovest when the funds were advanced.

Due to TN3 LLC

On January 31, 2022, the Company entered into a preferred stock redemption agreement with Daniel G. Martin, at the time, sole board member and chairman, TN3, LLC, a company owned by Mr. Martin, Dwain K. Irvin, the chief executive officer, and Irvin Consulting, LLC, a company owned by Dr. Irvin. TN3 owned 25,000 shares of the Series B convertible preferred stock. Pursuant to the redemption agreement, on March 14, 2022, NovAccess redeemed 24,400 of the preferred shares and Irvin Consulting purchased 600 of the preferred shares from TN3. The Company also issued to TN3 1,502,670 shares of unregistered common stock, at $ 0.35 amounting to $525,934 which was equal to 10% of our outstanding common stock on the date the redemption agreement was signed. Upon completion of the redemption transaction, the Company was obligated to pay TN3 a total of $250,000 over a period of eleven months, with payment accelerated if the Company raises at least $2.5 million of equity capital. As of September 30, 2024, the Company owed TN3 $95,000 of the redemption price and was in default.

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

14. SUBSEQUENT EVENTS

On October 16, 2024, AJB Capital Investments agreed to a further extension on their loans until October 31, 2024. On October 29, 2024, AJB extended the term of the April 29, 2024, note until October 31, 2024. On August 18, 2025, AJB agreed to an extension until November 1, 2025. On October 23, 2024, AJB increased the principal on the September 18, 2024 note by $11,111 to $76,111 and the Company received $10,000 net of original issuance discount.

On August 21, 2025, AJB agreed to loan the company a principal amount of $250,000 for fixed interest of $15,000. The Company has received funds of $240,337 in the following amounts and dates. $51,507 on August 26, 2025, $10,000 on August 29, 2025, $8,788 on September 12, 2025, $48,314 on September 30, 2025, $9,228 on October 22, 2025, $50,000 on October 31, 2025, $45,000 on November 14, 2025, and $17,500 on December 15, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not change our accountants or have any reportable disagreements with our accountants in fiscal 2024.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive and financial officer, Dwain K. Irvin, evaluated the effectiveness of the design and operation of NovAccess’ disclosure controls and procedures (as defined under the Securities Exchange Act) as of September 30, 2024. Based upon this evaluation, Dr, Irvin concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Disclosure controls and procedures, as defined under the Securities Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

On July 24th, 2024, our CFO, Neil Laord stepped down as CFO and our CEO assumed the role and responsibility of CFO. At this time our board has not identified a new CFO, but is in the process of conducting a search. Our management team, with the participation of Dr. Irvin, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Our controls were not effective due to the size of the company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, we believe that the financial information presented in this report is materially correct and fairly presents the financial position and operating results of the company for the year ended September 30, 2024.

Changes in Internal Control Over Financial Reporting

On July 24th, 2024, our CFO, Neil Laird stepped down as CFO and our CEO assumed the role and responsibility of CFO. At this time, our board has not identified a new CFO, but is in the process of conducting a search. Our management team, with the participation of Dr. Irvin, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

The disclosure required by this item is not applicable to NovAccess.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Biographical information about our board members is summarized below.

Jason M. Anderson, age 52, is experienced in the fields of biological discovery, genomic modeling, drug development and national security. He joined our board on March 18, 2022. Mr. Anderson is a director and board member of VasGene Therapeutics, Inc. whose drug for the treatment of solid tumor cancer has received Breakthrough Designation by the FDA. He is President of Trility Life Sciences, a California-based Public Benefit Company, whose marketed proprietary polyphenol-enhanced medical food is coded by the U.S. Department of Health and Human Services to manage a patient’s systemic inflammatory responses due to disease-related malnutrition. He was a co-founder and member of the board of EdenRoc Sciences, LLC, a privately held biotechnology company formed to cultivate world-class life sciences start-up companies including Liberty Biosecurity, LLC, where he served as co-founder and Chief Executive Officer. Mr. Anderson has co-authored several granted patents in the life sciences that describe how genomic and biological information can be securely disseminated. Mr. Anderson previously served as a diplomat for the United States. He holds a MSc. from the London School of Economics and Political Science and a BA from the University of California, San Diego. Mr. Anderson speaks both Spanish and Chinese (Mandarin).

John A. Cassarini, age 58, has decades of capital markets experience as an investor and portfolio manager. He joined our board on March 14, 2022, and serves as chair of the board. During the past five years he has been a private investor. Prior to that, he managed small-cap portfolios for numerous institutions, including Lehman Brothers, Barclays and Ingalls & Snyder. Mr. Cassarini has a BA in finance from Fordham University and an MBA from Columbia University.

Dwain K. Irvin, PhD, MPH, age 57, is a published researcher and patent author. Dr. Irvin stepped into the CEO role at NovAccess on October 15, 2020, after heading the biotechnology division of Innovest Global, Inc. NovAccess acquired StemVax, LLC from Innovest on September 8, 2020. Dr. Irvin received his PhD from the University of California, Los Angeles School of Medicine, his MPH from UCLA School of Public Health, and trained at The Wallenberg Neuroscience Center at Lund University in Lund, Sweden. He was also a professor, faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. Dr. Irvin received his PhD in Molecular & Medical Pharmacology and Developmental Neuroscience with an emphasis on neural stem cell fate and differentiation. His research focused on neural development and notch signaling in mammalian neural stem cells. He also worked as an NIH/NINDS post-doctoral fellow in Dr. Anders Bjorklund’s laboratory in Lund, Sweden. There, his focus was on research projects that investigated the potential role of cell replacement therapy for patients with Parkinson’s disease. They developed several protocols for the efficient generation of dopaminergic neurons from forebrain and ventral midbrain stem and progenitor cells. Dr. Irvin also worked as a research scientist, assistant professor, and faculty member at Cedars-Sinai Medical Center, Department of Neurosurgery. He led research investigations in the role of adaptive immunity in Parkinson’s disease. He also developed two patents in immunotherapy for brain tumor patients, specifically glioblastoma multiforme (GBM). His research team focused on molecular mechanisms that impart therapeutic resistance in cancer cells, including cancer stem cells, to develop novel immunotherapies for brain tumor patients.

Executive Officers

Information about our CEO and interim CFO Dr. Irvin is included above under Board of Directors.

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

The members of the audit committee are Mr. Cassarini, the committee’s chairman, and Mr. Anderson. The committee met twice in fiscal 2024. Messrs. Cassarini and Anderson are both “independent directors” as defined in the OTCQB Market listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements, and cash flow statements. Our board has determined that Mr. Cassarini meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as a private investor and managing small-cap portfolios for numerous institutions. The audit committee will review and reassess its charter as needed and will obtain the approval of the board for any proposed changes to the charter.

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

Andrew Norris, Ph.D., has a varied background in both business and the technology sectors. He is co-founder of The Midvale Group LLC in 2002, consulting in both the technology and biotechnology sectors. Dr. Norris has also co-founded BCN Biosciences in Pasadena California (2005), which is a privately held biotechnology company whose principal focus is in the area of oncology drug development. Dr. Norris has raised or co-raised over $20 million in funding in the technology and biotechnology sectors. He currently serves as an officer and director at BCN Biosciences and also holds a research faculty position at the University of California Los Angeles Department of Neuropsychiatry. Dr. Norris received his PhD from UCLA School of Medicine, Department of Molecular & Medical Pharmacology and Chemistry. His research focused on synthesizing molecular inhibitors against cancer cells. He also trained in the Surgical Oncology Department at UCLA focusing his research on novel drug discovery for breast cancer patients.

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

Lachlan Thompson, Ph.D., is a principal research fellow at the Florey Institute for Neuroscience and Mental Health. He heads a research program dedicated to regenerative approaches to repair of the central nervous system, with a special focus on the use of pluripotent stem cells for functional reconstruction of circuitry affected in Parkinson’s disease, stroke and motor neuron disease. He has contributed more than 50 research papers on this topic in leading journals including the Journal of Neuroscience, Neurobiology of Disease, Proceedings of the National Academy of Science, Brain and Cell Reports. Dr. Thompson is a partner investigator in the Australian government’s major stem cells initiative where he sits on the committee for clinical translation and commercialization and plays an active role in contributing to policy making on the regulation of experimental stem cell therapies. He also sits on the board of the Network for European CNS Transplantation and Repair and is president of the Asia-Pacific Association for Neural Transplantation and Repair. Dr. Thompson brings a wealth of experience in cutting-edge technology driving pre-clinical research in regenerative approaches to brain repair and also in understanding of the regulatory frameworks governing clinical translation and commercialization of stem cell therapies.

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

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the ability of our directors, officers and employees to purchase, sell or dispose of stock or other securities of NovAccess. Under the policy, our board members and executive officers are only permitted to trade in our stock during prescribed “open window” periods and generally only after obtaining pre-clearance for the transaction. None of our directors or executive officers traded our shares or related securities, or entered into an arrangement to trade our securities, in fiscal 2024.

Item 11. Executive Compensation.

Compensation of Our Executive Officers

The following table summarizes information with respect to compensation earned by our executive officers in fiscal 2024 and 2023.

Name and Principal Position	Year	Salary	Deferred Compensation	All Other Compensation	Total
Dwain K. Irvin (1) Chief Executive Officer	2024	$—	$231,400	$—	$231,400
	2023	128,900	231,400	$26,525	386,825

1	To assist NovAccess conserve cash, Dr. Irvin agreed to defer payment of $231,400 in salary in fiscal 2024 and $231,400 in salary in fiscal 2023. These amounts are reported in the Deferred Compensation column. The amount reported in the All Other Compensation Column reflects payments made by NovAccess for Dr. Irvin’s health, vision and dental insurance.

We do not have employment, retirement or change-of-control agreements with any of our executive officers.

Compensation of Our Directors

Our directors did not receive any compensation for serving as a member of our board in fiscal 2024. On March 13, 2023, we awarded vested ten-year non-qualified stock option to purchase 857,143 shares of the company’s common stock for $0.175 a share, the closing price on the grant date, to each of our independent directors, Jason M. Anderson and John A. Cassarini, for their services as directors. Using the Black Scholes valuation model, we determined that the fair market value of each award was $136,286. For more information about the assumptions underlying our valuation, please see Note 9 of the notes to our consolidated financial statements for the year ended September 30, 2024. Our independent directors did not receive any other compensation for serving on the board in fiscal 2023. We did not award any options to our chief executive officer Dwain Irvin. Dr. Irvin’s compensation for serving as our CEO is described above under Compensation of Our Executive Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our stock by each of our directors and senior executive officers, all of our directors and executive officers as a group, and each other person we know beneficially owns more than 5% of our stock. The information is as of September 30, 2025.

Unless otherwise noted, the address of each beneficial owner listed in the table is c/o NovAccess Global Inc., 459 Columbus Ave, #607, New York, NY 10024 .

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of stock that they beneficially own, subject to applicable community property laws. Except as indicated by the footnotes, applicable percentage ownership is based on 62,179,436 shares of common stock outstanding.

Shareholder	Shares Held	Percentage
Dwain K. Irvin, Chief Executive Officer (1)	7,800,000	12.5%
Jason M. Anderson, Independent Director (2)	857,143	1.4%
John A. Cassarini, Independent Director & Chairman of the Board (2)	857,143	1.4%
All Directors and Executive Officers as a Group (3)	9,514,286	15.3%

Innovest Global, Inc. (4)	7,500,000	12.1%
Daniel G. Martin (5)	1,252,670	2.0%
AJB Capital Investments, LLC (6)	25,696,043	41.3%
Dawn Digital Ltd. (7)	14,795,455	23.8%

1.	Includes 6.0 million shares of our common stock issuable upon the conversion of 600 shares of our preferred stock owned by Irvin Consulting, LLC. Dr. Irvin owns Irvin Consulting and is considered to be the beneficial owner of the NovAccess stock owned by Irvin Consulting. The common shares issuable upon conversion of the preferred were added to our outstanding shares to determine Dr. Irvin’s percentage.

2.	Represents options that are currently exercisable for 857,143 shares of our common stock. The common shares issuable upon exercise of their options were added to our outstanding shares to determine Messr. Anderson and Cassarini’s percentage.

3.	Includes Dr. Irvin and Messrs. Anderson and Cassarini. Includes shares of our common stock issuable upon the conversion of preferred stock owned by Irving Consulting, a company owned by Dr. Irvin, and the exercise of options held by Messrs. Anderson and Cassarini.

4.	The address of Innovest Global is 8834 Mayfield Road, Chesterland, Ohio 44026. Innovest has agreed to distribute its shares of NovAccess to the shareholders of Innovest, but the distribution has not yet been completed.

5.	Mr. Martin is the former chief executive officer of NovAccess and his address is 8834 Mayfield Road, Chesterland, Ohio 44026. Does not include 7.5 million common shares owned by Innovest Global, Inc. Mr. Martin is a major shareholder of Innovest.

6.	AJB Capital Investments, LLC is a lender to NovAccess and its address is 4700 Sheridan Street, Suite J, Hollywood, Florida 33031. Includes 5,446,043 shares of our common stock reported by AJB in a Schedule 13G filed with the SEC on November 18, 2024, and warrants that are currently exercisable for 20,250,000 shares. The common shares issuable upon exercise of these warrants were added to our outstanding shares to determine AJB’s percentage.

7.	Dawn Digital Ltd. with an address of 85 Great Portland Street, London, England W1W 7LT, is owned by Sumner Global Investment.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans at September 30, 2024.

Equity Compensation Plan Category	Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Plans approved by security holders (1)	828,571	0.175	1,171,429
Plans not approved by security holders (2)	4,714,286	$0.105	-
Total	5,542,857	$0.136	1,171,429

1	On May 12, 2022, our board adopted the NovAccess Global Inc. 2022 Equity Incentive Plan, which was approved by our shareholders on November 21, 2022. The plan provides for up to 2.0 million equity grants, including shares, restricted shares, tax qualified options, non-qualified options, stock appreciation rights, and other equity-based grants. The plan allows for grants to the directors, executive officers, other employees, and consultants of NovAccess and its subsidiaries. The term of the plan is ten years. Initially our board of directors will administer grants under the plan, but the board is considering forming a compensation committee to administer the plan. On March 13, 2023, we entered into non-qualified stock option agreements under the plan and granted vested ten-year options to purchase a total of 828,571 shares of the company’s common stock for $0.175 a share, the closing price on the grant date, to our scientific advisory board members and staff members.

2	On June 2, 2020, we issued to each of our former directors (Tom Djokovich, Thomas Anderson, Oz Fundingsland and Mike Russak) a options to purchase up to 500,000 shares of our common stock for $0.01 per share (adjusted for the 1-for-1,000 reverse stock split effective August 25, 2020). On March 13, 2023, we entered into non-qualified stock option agreements and granted vested ten-year options to purchase a total of 2,714,286 shares of the company’s common stock for $0.175 a share, the closing price on the grant date, as follows: (a) 857,143 to each of our independent directors, Jason M. Anderson and John A. Cassarini; (b) 428,571 to Neil J. Laird, our former chief executive officer, and 571,429 to Dr. Christopher Wheeler, president of our StemVax Therapeutics subsidiary.

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

Fiscal 2024 and Subsequent Related Party Transactions

On January 26, 2024, the Company entered into an interest-free loan agreement with Mr. Jason Anderson, an independent Board Member, amounting to $2,000. Mr. Anderson subsequently loaned the Company, $1,000 on July 22, 2024, $5,000 on December 23, 2024, $5,750 on April 24, 2025, $9,300 on May 24, 2025, $650 on June 30, 2025, and $9,000 on July 24, 2025 . The loans do not bear interest (except on default). Mr. Anderson has agreed to extend the due date of the loans to November 1, 2024, although they are payable earlier upon our receipt of debt or equity financing of at least $3.0 million.

On December 21, 2023, our chairman of the board John A. Cassarini loaned NovAccess $10,000 to address short-term cash needs. Mr. Cassarini subsequently loaned the Company $9,000 on May 31, 2024, $5,000 on December 23, 2024, $2,000 on April 25, 2025, $9,300 on June 23, 2025, and $1,000 on July 24, 2025 . These loans do not bear interest and do not have a specified due date but are expected to be paid in full upon completion of a financing transaction.

Item 14. Principal Accountant Fees and Services.

On November 18, 2019, we engaged M&K CPAS, PLLC (“M&K”) to serve as our principal independent registered public accounting firm. For the fiscal year ended September 30, 2024, we paid audit fees to M&K of $21,000 for professional services for the audit of our annual financial statements included in our Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q. For the fiscal year ended September 30, 2023, we paid audit fees to M&K of $37,750 for the same audit services. We did not pay M&K any other audit-related fees, tax fees, or other fees in fiscal 2024 or 2023.

Our audit committee’s charter requires that all audit and permissible non-audit services provided by M&K to NovAccess be pre-approved by the audit committee. Either the board or the audit committee pre-approved all of the services provided by M&K and the payment by us of the fees listed in the paragraph above. The decision to continue M&K’s engagement was approved by our audit committee. M&K had no direct or indirect financial interest in NovAccess that would compromise M&K’s independence in either fiscal 2024 or 2023.

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

NovAccess Global Inc.

Date: January 14, 2026	/s/ Dwain K. Irvin
By Dwain K. Irvin, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2026	/s/ John A. Cassarini
John A. Cassarini, Independent Director and Chairman of the Board

Date: January 14, 2026	/s/ Dwain K. Irvin
Dwain K. Irvin, Chief Executive Officer, Interim Chief Financial Officer, and Director
(Principal Executive, Financial and Accounting Officer)

Date: January 14, 2026	/s/ Jason M. Anderson
Jason M. Anderson, Independent Director